Form 10-K
period 2020-03-31
NETSCOUT SYSTEMS INC
filed 2020-05-20
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2019 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was approximately $1,654,986,360. As of May 11, 2020, there were 72,220,906 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the fiscal year 2020 Annual Meeting of Stockholders, which will be made available on the Company's website at ir.netscout.com and at the SEC's website at www.sec.gov, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the proxy statement is not deemed to be part of this report.

NETSCOUT SYSTEMS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2020

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

PART I

Item 1. Business
Overview
We are an industry leader with over 35 years of experience in providing service assurance and security solutions that are used by customers worldwide to assure their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect the network from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised security, thereby driving compelling returns on their investments in their network and broader technology initiatives. Some of the more significant technology trends and catalyst for our business include the evolution of customers digital transformation initiatives, the rapidly evolving security threat landscape, business intelligence and analytics advancements, and the 5G evolution in both the service provider and enterprise verticals.
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
Markets
        Our service assurance solutions are used by enterprises (including government agencies) and service providers to optimize network performance, quickly identify and resolve issues impacting application and service quality and gain insight into the end user experience. Our security solutions are used by enterprises and service providers to identify and mitigate advanced, volumetric and application-specific distributed denial of service (DDoS) attacks, as well as assist enterprise security teams in rapidly finding and isolating advanced network threats.
Enterprise Market
        Within the enterprise market, NetScout's nGeniusONE and ISNG offerings enable IT organizations to support a growing range of performance management and security use cases including:
•Network Performance Management - Our nGeniusONE analytics and our ISNG real-time information platform provide the necessary insight to optimize network performance, restore service and understand the quality of the users’ experience. By integrating certain acquired product lines and product features from the former Fluke Networks Enterprise business with our core offerings, our customers can benefit from a consistent view across their traditional wired network infrastructures, remote offices and wireless networks (WiFi).

•Application Performance Management: Data Center Transformation and Cloud Computing - We enable information technology (IT) organizations, from their development operations to their infrastructure teams, to manage the delivery of services across virtual and physical environments, providing a comprehensive, unified real-time view into network, application, server, and user communities' performance. We proactively detect emerging issues with the ability to help analyze both physical and virtual service delivery environments within the data center which enables organizations to optimize datacenter infrastructure investments, protect against service degradations, and simplify the operation of complex, multi-tier application environments in consolidated, state-of-the-art data centers. Our solutions are often used by enterprises to support private cloud computing environments that are aimed at enabling greater, more cost-effective accessibility to applications without compromising the reliability and security of those applications and the network. Our solutions portfolio also includes a range of new virtual appliances that can help enterprise customers extend their monitoring of applications deeper into their traditional data centers, confidently migrate applications into public cloud environments and gain a comprehensive, cohesive view into the resulting hybrid cloud environment.
•Unified Communications (UC) - We deliver deep application-level unified visibility into voice, data and video services side-by-side in order to understand the interrelationships of all UC services that traverse the network infrastructure and assess quality and performance of the delivery of these services. As a result, our real-time, actionable intelligence helps customers to deliver a high-quality UC experience as users make calls, video conference and engage in instant messaging. We also help desktop, network, telecom, and application teams manage UC through a common platform across complex, geographically dispersed, and multi-vendor environments.
•Software-as-a-Service and Infrastructure Performance Management - We also provide enterprise customers with active agent-based offerings that can help them determine availability and performance levels for software-as-a-service (SaaS) applications, and gauge the health of servers, routers and switches as well as wireless and virtual infrastructures. As a result, customers can continuously monitor the performance of key business services and the infrastructure used to deliver them, regardless of how applications are deployed or where the user is located. Deployed independently or as part of our broader service assurance solution, these products also play an important role in helping enterprises deliver a superior user experience, achieve outstanding service quality and drive better returns on their application and infrastructure investments.
•Application and Desktop Virtualization - We provide clear and actionable insights that help customers fully realize the operational benefits associated with Application and Desktop Virtualization, and reduce the time it takes to identify and resolve service problems. We offer visibility across all virtual desktop infrastructure (VDI) tiers including remote access, client, virtualization, web, front-end application, and related database systems, and help customers gain actionable metrics from monitoring and analyzing the consumption and performance of VDI services.
•Cybersecurity: DDoS Protection and Cyber Threat Analytics - Computer networks continue to be targeted for cyberattacks that are aimed at disrupting, damaging or otherwise destroying an enterprise’s ability to conduct its business or gaining unauthorized access to corporate applications and stealing valuable information. We provide a range of network security solutions under the NetScout Arbor brand that enable enterprises to protect their networks from high-volume and application-specific DDoS attacks, which are aimed at either overwhelming the network with traffic or over-exercising specific functions or features of a website with the intention to disable those functions or features. We are also developing new security solutions for enterprises that provide greater deep-dive forensic capabilities as well as analytics that can provide visibility into anomalous behavior on the network that may be indicative of an advanced threat. These new security analytics will enable existing enterprise customers to leverage their historical investments in NetScout’s service assurance solutions by using the Adaptive Service Intelligence (ASI) data already being generated to support service assurance and security use cases.
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

Telecommunication Service Provider Markets
        Today’s service providers are focused on delivering a compelling set of services and ensuring a high-quality user experience, while also striving to minimize operational complexity, control costs and improve automation. This, coupled with the challenge of internet protocol (IP) transformation activities and complex technologies such as Long-Term Evolution (LTE), Network Functions Virtualization (NFV), Internet Protocol Television (IP-TV), wireless network (WiFi) and cloud services drives the need for a more automated and unified approach to managing service delivery and the subscriber experience. Our service provider solutions support an expanding range of use cases including:
•Service Assurance for Mobile, Fixed Line and Cable Operators - The fundamental transformation of the mobile network to all-IP enables mobile operators to build highly-scalable service delivery environments to offer new services to meet the growing subscriber demand for data, voice and video-centric services and to consolidate and simplify network operations. Mobile operators use our offerings to gain real-time, detailed IP packet-level insight and core-to-access visibility, which enables them to ensure services offered over the network meet certain pre-defined quality levels for an optimal subscriber experience. NetScout’s service assurance solutions help service providers effectively manage capacity, assess overall network quality, take proactive steps to modify the network before issues impact subscribers, and quickly identify and troubleshoot network problems. In addition to improving the overall return on their network infrastructure investments, mobile operators using our solutions also benefit from improved network quality and unique customer insights - both of which contribute to subscriber acquisition, retention and monetization. The growing demand for high-bandwidth triple-play services, broadband connectivity, content anywhere, IP-TV, on-demand video traffic, new extended WiFi initiatives and carrier Ethernet services presents fixed line and cable multi-system operators with significant revenue opportunities. IP has become the de facto convergence mechanism for access, distribution and core networks, enabling new service offerings and simplifying network operations while reducing total cost of operations. For example, cable operators use our solutions to monitor and manage their local area WiFi connectivity services, ensure the high-quality delivery of video to consumers outside of their homes as well as provide broadband and telephony services targeting small- and medium-sized businesses.
•Business Intelligence for Service Providers - Service providers strive to understand how the performance of their networks impact customer experience, subscriber behavior and related usage trends. By combining network traffic data with other information, including support requests, subscriber calling plans, demographic data and other details, service providers can make more timely decisions about their offerings and sales and marketing initiatives to acquire, retain and further monetize their subscribers. NetScout’s analytics deliver timely insights into a service provider’s subscribers, services, networks, and applications, as well as easy export capabilities so that this information can be integrated into their data lakes and third-party analytic platforms.
•DDoS Protection - Over the past decade, Internet Service Providers (ISPs), including leading telecommunications providers, cable multi service operators and cloud providers, have seen significant increases in the sophistication, scale and frequency of high-volume and application-specific DDoS attacks on their networks. DDoS attacks are aimed at disrupting the online services of an ISP’s business customer by overwhelming the network with traffic or by over-exercising specific functions or features of a website with the intention to disable those functions or features. NetScout Arbor DDoS solutions are used by a wide range of ISPs around the world to help protect their networks against DDoS attacks, and to resell certain DDoS offerings to their enterprise customers.
Products Overview
        Since our founding in 1984, we have been an industry innovator in using IP-based network traffic to help organizations manage and optimize the delivery of services and applications over their networks, improve the end-user experience and protect networks from unwanted security threats. Using our patented ASI technology, our solutions instantaneously convert network traffic data, often referred to as wire data, into high-value metadata, or "smart data". Our offerings can help customers quickly identify and troubleshoot network and application performance issues, defend their networks from DDoS attacks, and rapidly find and isolate advanced network threats. Our solutions are typically deployed by customers as integrated hardware and software, as software only that is then integrated into commercial off-the-shelf hardware or in a virtualized form factor. Our solutions help our customers meet the increasing demands and ever-changing technology landscape of IP networks, service and applications. In recent years, to further elevate our value proposition and address the near- and long-term needs of customers and prospects, we have delivered major product upgrades across our product lines by integrating key functionality from acquired product lines, increasing the deployment flexibility of our solutions, and adding new features and capabilities that enable us to address a broader range of use cases. Our primary products can be categorized as follows:

Service Assurance Solutions for Network and Application Performance, and Business Intelligence Analytics
•nGeniusONE Management Software and Analytic Modules - Our nGeniusONE management software is used to support our enterprise, service provider and government customers enabling them to predict, preempt, and resolve network and service delivery problems while facilitating the optimization and capacity planning of their network infrastructures. Additionally, we market a range of specialized platforms and analytic modules that can enable our customers to analyze and troubleshoot traffic in radio access network and WiFi networks, as well as gain timely insight into high-value services, applications and systems, and better understand the subscriber’s experience on the network. nGeniusPULSE is an active testing tool that enables enterprises to identify infrastructure performance issues and determine application availability, reliability and performance. We also market our nGenius Business Analytics solution, which enables service providers to quickly and efficiently analyze their network traffic to gain greater and more timely insights into their subscribers, services, networks, and applications, as well as easily export our smart data into their data lakes and into third-party analytic platforms.
•Visibility Products (Probes, Packet Flow Systems and Taps) - Our ISNG platform provides real-time collection and analysis of information-rich, high-volume packet-flow data from across the network that is displayed through the nGeniusONE Service Assurance Solution. The ISNG is an advanced passive network probe that can be deployed as a traditional appliance with integrated hardware and software, as software-only for use in commercial-off-the-shelf hardware or in virtualized form factors. The virtualized form factor version of our intelligent data source, which is marketed as vSTREAM, can be deployed to support NFV environments as well as to cost-effectively monitor application performance in traditional data center, private cloud and public cloud environments. We also provide comprehensive packet flow systems (also called network packet brokers or network visibility fabric switches), that deliver targeted network traffic access to a range of monitoring and security tools and systems, including the nGeniusONE Service Assurance platform. Additionally, we market a suite of test access points (TAPs) that enable full, non-disruptive access to network traffic with multiple link type and speed options.
Cybersecurity Solutions
•DDoS Protection – We provide security solutions that enable service providers and enterprises around the world to protect their networks against DDoS attacks under the Arbor brand. Dozens of service provider customers around the world also resell Arbor's solutions as a managed DDoS service to their enterprise customers. Our portfolio of DDoS solutions offers complete deployment flexibility spanning on-premise offerings and cloud-based capabilities to meet a broad array of customer needs, as well as specialized analytics and comprehensive threat intelligence information. Our DDoS offerings for service providers include Arbor Sightline for DDoS visibility and threat detection product, Arbor Threat Mitigation System for removing DDoS attack traffic from the network without disruption to key network services and Arbor Insight for advanced analytical and forensic information. Our DDoS offerings for enterprises include Arbor Edge Defense, a perimeter-based appliance for identifying and blocking incoming DDoS attacks and outbound malicious communications, and Arbor Cloud, a global, cloud-based traffic scrubbing service that quickly removes DDoS attack traffic. We plan to further enhance and expand these capabilities in ways that will enable greater adoption of our solutions by service provider and enterprise customers.
•Advanced Threat Detection – We are actively expanding our enterprise security offerings to better leverage the investment that our enterprise customers have made in our traditional service assurance solutions. By collecting network traffic via our probes, we can expand our value proposition by providing specialized analytics for both service assurance and security. We have introduced and will continue to advance solutions such as new packet forensic capabilities designed specifically for security operations teams as well as new anomalous behavior analytics that security teams can use to identify and investigate potential advanced network threats.

Integration with Third-Party Solutions
To have greater operational impact on assuring performance of applications and service delivery, we have integrated our technology with third-party management consoles and business service management systems. This integration allows organizations to receive alarms on impending performance problems and to link into the nGenius Service Assurance solution in order to perform detailed problem analysis and troubleshooting. The third-party solution providers that we have integrated our solutions with include Cisco Systems, Cisco Sourcefire, Citrix Systems, Dell Technologies, Hewlett-Packard Company, IBM Tivoli and VMWare. In addition, we have embedded NetScout Arbor DDoS mitigation capabilities on a blade within Cisco's market-leading ASR9000 router and will continue to evaluate partnership opportunities to integrate its DDoS capabilities within other network equipment platforms.

Growth Strategy
The following are key elements in our growth strategy for fiscal year 2021:
•Drive Innovation - In order to support our customers' near-term and longer-term requirements, we plan to continue innovating by enhancing and expanding our product portfolio. In particular, we continue to invest in research and development, and leverage the strong technical and domain expertise across our organization. Our engineering teams are focused on advancing technical innovation across our broad product portfolio. By capitalizing on our extensive experience with global enterprise, service provider and government organizations with IP-based networks, we remain well positioned to cross-leverage our technology development across all major platforms and relevant technologies to address the evolving demands of current and prospective customers.
•Deliver Pervasive Visibility - By making our visibility products available in multiple form factors, including software that can be deployed with commercial off-the-shelf servers and as virtual appliances, we believe that it is easier and more affordable for customers to deploy our technology more broadly across their hybrid network and IT infrastructures. By offering more cost-effective instrumentation options, we are well positioned to help customers gain greater visibility into more places across their end-to-end network environments and address an even broader range of service assurance and security use cases.
•Extension into Adjacent Markets - By enhancing and expanding our product portfolio and driving product integration via internal development and acquisitions, we have expanded our reach into complementary adjacent markets such as application performance management, infrastructure performance management and cybersecurity. We believe that this element of our strategy is integral to gaining access to larger budgets, increasing spending from existing customers, attracting new customers, and increasing our total addressable market. In particular, we are broadening our security solutions beyond the DDoS market with plans for new enterprise security offerings that can help our customers extract more value from the network traffic that we are already collecting to support service assurance use cases.
•Fortify and Expand Existing Customer Relationships - We have an expansive, global customer base of service providers and enterprises that have purchased our products in support of major technology and network initiatives that they have implemented over the past decade. As a result, we believe we are well positioned to expand the scope of many of these relationships as we identify new opportunities to support new network and broader technology projects.
•Expand our Customer Base - The investments we have made over the past several years to expand our product portfolio and support greater deployment flexibility also positions us to win new customers in established geographic markets where we can leverage our global direct sales organization and an extensive network of value-added resellers and systems integrators.
•Increase Market Relevance and Awareness - We plan to continue to implement marketing campaigns aimed at generating high-quality sales opportunities with both current and prospective enterprise and service provider customers, promoting thought leadership and building the NetScout brand.
•Extend our Technology Partner Alliance Ecosystem - We plan to continue to develop and fortify alliances with complementary solutions providers that can help us support a larger, more global and more diverse customer base. We also plan to continue to enhance our technology value, product capabilities and customer relevance through the continued integration of our products into technology partner products.
•Pursue Strategic Acquisitions - We have completed many acquisitions since our inception that have helped broaden our capabilities, enhance our products and technologies, enable us to expand into adjacent markets and better position us to meet the needs of a larger base of customers and prospects.
•Improve Cost Structure and Drive Efficiencies - We plan to balance our investments in key technology, product development, sales and marketing, and other initiatives that will enable us to drive long-term profitable growth with an ongoing focus on controlling costs and driving efficiencies.
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
We manufacture our products based upon near-term demand estimates resulting from sales forecasts and historical fulfillment information. However, since these forecasts have a high degree of variability because of factors that include time of year, overall economic conditions and sales employee incentives, we believe it is prudent to maintain inventory levels in advance of receipt of firm orders to ensure that we have sufficient stock to satisfy incoming orders. Our inventory management system has thus far enabled us to minimize the effects of the disruption caused by the global COVID-19 pandemic from a supply chain perspective. The potential impact of the COVID-19 pandemic on our business is further described in Item 1A "Risk Factors."
Sales and Marketing
Sales
We sell our products, support and services through a direct sales force and an indirect reseller and distribution channel.
Our direct sales force generally uses a "high-touch" sales model that consists of face-to-face meetings with customers to understand and identify their unique business challenges and requirements. In the current global pandemic environment, our sales teams have been successful in engaging customers virtually to understand their requirements and effectively design solutions. Our sales teams translate our customers' requirements into tailored business solutions that allow the customer to maximize the performance of its infrastructure and service delivery environment. Due to the complexity of the systems and the capital expenditures involved, our sales cycles typically take between three and twelve months. We build strategic relationships with our customers by continually enhancing our solution to help them address their evolving service delivery management challenges. In addition to providing a comprehensive solution to meet these needs, we continually provide software enhancements to our customers as part of their maintenance contracts with us. These enhancements are designed to provide additional and ongoing value to our existing customers to promote loyalty and the expansion of their deployment of our products. Existing customer growth is also driven by the expansion and changes in their networks as they add new infrastructure elements, new users, new locations, new applications and experience increasing service traffic volumes. In fiscal year 2020, we took steps to drive more effective cross-selling of our service assurance and security solutions into our installed customer base by consolidating the previously separate security and service assurance salesforces and by realigning existing sales resources accordingly.
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
During the fiscal years ended March 31, 2020, 2019 and 2018, no direct customers or indirect channel partners accounted for more than 10% of our total revenue.
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
Key elements of our marketing strategy focus on thought leadership, market positioning, market education, go to market strategies, reputation management, demand generation, and the acceleration of our strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners. During fiscal year 2020, we continued to invest in the promotion of the NetScout brand as well as the nGenius and Arbor brands as core solution-level brands in their respective markets. We expect to continue these initiatives during fiscal year 2021.
Research and Development
Our continued success depends significantly on our ability to anticipate and create solutions that will meet emerging customer requirements. We work closely with our largest enterprise and service provider customers to better understand and address their near-term and longer-term requirements. By better understanding the key, time-sensitive needs of our global customer base, we believe our development programs will continue to result in enhanced products that are able to meet the increasing challenges of an increasingly complex and dynamic global network environment.
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
Customers
We sell our products to enterprises, service providers and local, state and federal governmental agencies with large-and medium-sized high-speed IP computer networks. Our enterprise customers cover a wide variety of industries, such as financial services, technology, manufacturing, healthcare, utilities, education, transportation and retail as well as government and associated agencies. Our telecommunications service provider customer group includes mobile operators, wireline operators, cable operators, internet service providers, and cloud providers.

Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels. Our combined product backlog at March 31, 2020 was $29.4 million compared to $19.8 million at March 31, 2019. A majority of the backlog relates to customization and integration projects and radio frequency propagation modeling. In some cases, we have begun these projects but have not yet hit billable milestones. A majority of revenue for these projects is expected to be recognized into revenue throughout fiscal year 2021.
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
While we face multiple competitors within the service assurance industry, we believe that we compete favorably on the basis of the following factors:
•we provide a comprehensive service delivery management solution that is capable of addressing the needs of both enterprise and service provider customers and can be scaled to meet the challenges of today's dynamic service delivery environments;
•we believe that our solutions provide superior data and compete favorably on a broad range of metrics including the ability to recognize and track a large number of applications;
•we believe our solutions possess the scalability to support high and increasing levels of data and network traffic;
•our solutions look at both data and control plane traffic across an entire network; and
•our ASI technology is optimized to provide real-time information about service performance and real-time alerts to emerging service problems whereas traditional solutions are inherently latent, supporting only forensic-trouble shooting after an issue has occurred.
In the enterprise market, our competitors include companies who provide network performance management, application performance management, infrastructure performance management and other related solutions such as Avaya, CA Technologies (a Broadcom Inc. business), Cisco Systems, Dynatrace, Data Dog, ExtraHop, InfoVista, Keysight, SevOne, Viavi, Gigamon, ThousandEyes, New Relic, Riverbed Technology, Splunk and SolarWinds. In addition, we both compete with and partner with large enterprise management vendors, such as HP and IBM, who offer performance management solutions. We also compete with smaller, privately held competitors who often focus on specific vertical markets.
In the service provider market, we compete with traditional probe vendors, network equipment manufacturers, big data and analytics vendors, and virtualization vendors. These vendors include Anritsu, Cisco, Empirix, Ericsson, Dell Technologies, EXFO (which acquired Astellia in March 2018), Huawei, IBM, Niksun, Polystar (an Elisa Oyj business), Radcom, SevOne, Splunk, Nokia and Viavi. We face additional competitive threats from startups and new entrants that seek to offer innovative solutions in an industry characterized by rapid technological change.
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

In the DDoS solutions market, we compete under the NetScout Arbor brand with a broad range of vendors including Radware, Akamai, F5 Networks, A10 Networks, Fortinet, Fastly, Cloudflare and Corero Network Security. In the market for specialized threat analysis, packet forensics and protection solutions used to identify advanced network threats, we compete with a range of vendors including Darktrace, Vectra Networks, FireEye, Cisco, Palo Alto Networks, RSA (a Dell Technologies business) and other specialist providers.
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
We use contracts, statutory laws, domestic and foreign intellectual property registration processes, and international intellectual property treaties to police and protect our intellectual property portfolio and rights from infringement. From a contractual perspective, we use license agreements and non-disclosure agreements to control the use of our intellectual property and protect our trade secrets from unauthorized use and disclosure. In addition to license agreements, we rely on U.S. and international copyright law to protect against unauthorized copying of software programs in the U.S. and abroad. We have obtained U.S. and foreign trademark registrations to preserve and protect certain trademarks and trade names. We have also filed and obtained U.S. patents and international counterparts to protect certain unique NetScout inventions from being unlawfully exploited by other parties. However, there is no assurance that pending or future patent applications will be granted, that we will be able to obtain patents covering all of our products, or that we will be able to license, if needed, patents from other companies on favorable terms or at all. Our proprietary rights are subject to other risks and uncertainties described under Item 1A "Risk Factors."
Employees
At March 31, 2020, we had a total of 2,502 employees.
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
Our business and operations, and the operations of our customers, may be adversely affected by epidemics and pandemics, such as the COVID-19 outbreak, which the World Health Organization has declared a "pandemic." COVID-19 and future epidemics and pandemics risk disrupting and adversely affecting our business operations and financial results, as well as the markets and communities in which we and customers, suppliers and other business partners operate.
We face risks related to epidemics, pandemics and other outbreaks of communicable diseases that adversely affect global commercial activity, economies, financial markets, and companies. The recent outbreak of COVID-19 was declared a "pandemic" by the World Health Organization on March 11, 2020. An epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we or our customers, suppliers, and other business partners may be disrupted or prevented from conducting normal business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities.
The President of the United States has declared the COVID-19 pandemic a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions to reduce the rate of infection and control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our suppliers, customers, and business partners.
To protect our employees, contractors, customers, suppliers, and our local communities, and limit the effect of the COVID-19 pandemic on our operations, we have directed NetScout employees at our locations globally to work remotely, with limited exceptions for site-essential personnel (with protective measures and protocols in place), and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or by foreign governments in countries in which we operate, or which we determine are in the best interests of our employees, suppliers, customers, business partners, and stockholders. We expect that work from home requirements and other restrictions on our employees, suppliers, customers, and business partners will change over time, whether becoming more or less restrictive, as the pandemic and global responses progress.
There is a great deal of uncertainty as to when our employees will be able to return to work on-site. Similar to other companies we have begun planning for our employees to return to work on-site in phases in accordance with federal, state and local government guidelines, as well as in accordance with foreign governmental guidelines in the countries in which we operate. Furthermore, any process we implement to enable our employees to return to work on-site will be in accordance with prevailing health and science guidance, and in a manner that seeks to protect our employees, contractors, customers, suppliers and our local communities.
As part of our existing business continuity planning, we had established infrastructure and protocols to enable our employees to work from home, but we have never before required our employees to work remotely for such an extended period of time. While we believe that our employees are able to and can continue to effectively work remotely, it is possible that the disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs could affect our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments, and that this could have an adverse effect on our revenue and operating results. In addition, although we have been able to adequately staff our facilities with site-critical personnel with specific health and safety protocols, to satisfy our manufacturing obligations to our customers, it is possible that we or others may determine that it is necessary to direct that employees engaged in manufacturing refrain from working on-site for an indeterminate period of time, and that this could have an adverse effect on our revenue and operating results.
Furthermore, global travel has been sharply curtailed, and in some cases prohibited. Our sales personnel often meet with customers or prospective customers in person to provide greater personalized service. While our employees and customers have adjusted to virtual meetings, the inability of our sales personnel to meet with customers or prospective customers at a customer facility could have an adverse effect on our revenue and operating results.
In addition, we rely on third-party suppliers and manufacturers in China and elsewhere. The COVID-19 outbreak has resulted in the extended shutdown of certain businesses throughout the world, which may result in disruptions or delays to our supply chain. These may include disruptions from temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products, as well as the import of products into countries in which we operate. Although we have attempted to minimize the effects of these disruptions, it is possible that these attempts will be insufficient, and that these disruptions will likely have an adverse effect on our revenues and operating results.
The impact of the COVID-19 outbreak has been widespread and has adversely affected the global economy. While the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could decrease technology spending, adversely affecting demand for our products and services, and thus negatively affecting our revenues and operating results.
The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely and respond appropriately. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the length of, and effectiveness of, measures taken to contain it or treat its impact, as well as actions taken by governmental authorities to address the economic impact of the outbreak.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our quarterly revenue and operating results, the estimates made for our critical accounting policies, and the operation of internal controls over such estimates, as well as on our liquidity and on our ability to satisfy our indebtedness obligations, including the compliance with the covenants that apply to our indebtedness.
Our quarterly revenue and operating results may fluctuate.
Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter as a result of a variety of factors associated with our industry, many of which may be outside of our control, including the following:
•the rate of growth of, and changes in technology trends in, our market and other industries in which we currently operate or may operate in the future;
•technology spending by current and potential customers, and the timing and size of orders from customers, especially in light of our lengthy sales cycle;
•reduced demand for our products and uneven demand for service delivery and network and application performance management solutions and network security solutions;
•the timing and market acceptance of new products or product enhancements by us or our competitors;
•the timing of hiring sales personnel and the speed at which such personnel become fully productive;

•our ability to develop and manufacture new products and technologies in a timely manner, the competitive position of our products, and the continued acceptance of our products by our customers and in the industries that we serve;
•changes in the number and size of our competitors, including the effects of new entrants and the effects of well-resourced competitors' increasing their investments in our markets, and changes in the prices and capabilities of competitors' products;
•customer ability to implement our products;
•cancellation, deferral, or limitation of orders by customers;
•changes in foreign currency exchange rates;
•attrition of key employees and competition with other companies for employees with specific talents and experience;
•the number, severity, and timing of cyber-related threat outbreaks (e.g., malware, attacks, ransomware, worms and viruses);
•the quality and level of our execution of our business strategy and operating plan, and the effectiveness of our sales and marketing programs;
•changes in accounting rules;
•costs related to acquisitions; and
•our ability to manage expenses.
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
We release guidance regarding our future performance on our quarterly earnings conference calls, quarterly earnings releases, and otherwise. Such guidance, which includes forward-looking statements, reflects our management’s estimates as of the date of release and is based on projections prepared by our management. We may also decide not to release, or to defer, issuing guidance, where such guidance might not be appropriate or when we do not have sufficient visibility or clarity to issue such guidance. In those situations, we expect to communicate our reasons for not releasing or deferring release of guidance.
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We are not responsible for any projections or reports published by any such analysts or investors.
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
On January 16, 2018, we amended and expanded our existing credit facility (Amended Credit Agreement) with a syndicate of lenders. The Amended Credit Agreement provides for a five-year $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We have used the new credit facility for working capital purposes and to finance the repurchase of common stock under our previously announced accelerated stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. As of the date of this report, we had approximately $450 million in outstanding indebtedness under the

Amended Credit Agreement. Our debt level can have negative consequences, including exposing us to future interest rate risk. We may incur significantly more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. Our current revolving credit facility also imposes certain restrictions on us; for a more detailed description please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon an event of default, for example, the administrative agent, with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Amended Credit Agreement and other loan documents, which would adversely affect our liquidity and financial condition. If we take on additional indebtedness, the risks described above could increase.
Interest on the outstanding balances under the Amended Credit Agreement is calculated based on the London Interbank Offered Rate (LIBOR). On July 27, 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The Amended Credit Agreement provides for the administrative agent under the agreement to determine if (i) adequate and reasonable means do not exist for ascertaining the LIBOR rate or (ii) the FCA or governmental authority having jurisdiction over the administrative agent has made a public statement identifying a specific date after which the LIBOR rate shall no longer be used for determining interest rates for loans, and the administrative agent determines that both of these factors are unlikely to be temporary, then we and the administrative agent would agree to transition to an alternate base rate borrowing or amend the credit agreement to establish an alternate interest rate to LIBOR that includes consideration of the then-prevailing market convention for determining interest rates for syndicated loans in the United States at that time.
We are not able to predict whether LIBOR will actually cease to be available after 2021 or whether there will be another market benchmark in its place. Our Amended Credit Agreement defines an alternative rate to LIBOR which we have the option to select, the Alternate Base Rate which is equal to the greatest of (1) JPMorgan's prime rate, or (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, or if we select an alternative benchmark rate our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase.
Any failure to meet our debt obligations could damage our business.
Our ability to meet our obligations under the Amended Credit Agreement will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to remain profitable, or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make payments as required under the Amended Credit Agreement, we would be in default under the terms of the loans, which could seriously harm our business. If we incur significantly more debt, this could intensify the risks described above.
We may fail to secure necessary additional financing.

Our future success may depend in part on our ability to obtain additional financing to support our continued growth and operations and any downgrades in our credit rating could affect our ability to obtain additional financing in the future or may affect the terms of any such financing. If our existing sources of liquidity are insufficient to satisfy our operating requirements, we may need to seek to raise capital by one or more of the following:
•issuing additional common stock or other equity instruments;
•acquiring additional bank debt;
•issuing debt securities; or
•obtaining lease financings.
However, we may not be able to obtain additional capital when we want or need it, or capital may not be available on satisfactory terms. Furthermore, any additional capital may have terms and conditions that adversely affect our business, such as new financial or operating covenants, or that may result in dilution to our stockholders.
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
Our effective tax rate or the taxes we owe could be adversely affected by several factors, many of which are outside of our control, including:
•changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings;
•changes in the research and development tax credit laws;
•earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates;
•the valuation of generated and acquired deferred tax assets and the related valuation allowance on these assets;
•transfer pricing adjustments;
•the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and
•tax assessments or any related tax interest or penalties that could significantly affect our income tax expense for the period in which the settlements take place.
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
We may be impacted by changes in taxation, trade and other regulatory requirements.
We are subject to income tax in local, national and international jurisdictions. In addition, our products are subject to import and excise duties and/or sales or value-added taxes (VAT) in many jurisdictions. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. Additionally, changes in or the improper application of import and excise duties and or sales taxes or VAT may negatively impact our operating results. There can be no assurance as to the outcome of these examinations. Fluctuations in tax rates and duties, changes in tax legislation or regulation or adverse outcomes of these examinations could have a material adverse effect on our results of operations, financial condition and cash flows.
There is increased uncertainty with respect to tax policy and trade relations between the U.S. and other countries. Major developments in tax policy or trade relations, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our results of operations, financial condition and cash flows.
Our estimates and judgments related to critical accounting policies could be inaccurate.
We consider accounting policies related to revenue recognition, marketable securities, valuation of goodwill, intangible assets and other acquisition and divestiture accounting items, and share-based compensation to be critical in fully understanding and evaluating our financial results. Management makes judgments and creates estimates when applying these policies. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges or impair assets that could adversely impact our business. As a result, our operating results and financial condition could be materially and adversely impacted in future periods.

Our disclosure controls and procedures and internal control over financial reporting may not be effective.
Our disclosure controls and procedures and internal control over financial reporting may not prevent all material errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include, but are not limited to, management judgments, simple errors or mistakes, misinterpretation and willful misconduct regarding controls. Under Section 404 of the Sarbanes-Oxley Act, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. Compliance with this provision requires management's attention and expense. Management's assessment of our internal control over financial reporting may or may not identify weaknesses that need to be addressed in our internal control system. If we are unable to conclude that our internal control over financial reporting is effective, investors could lose confidence in our reported financial information which could have an adverse effect on the market price of our stock or impact our borrowing ability. In addition, changes in operating conditions and changes in compliance with policies and procedures currently in place may result in inadequate disclosure controls and procedures and internal control over financial reporting in the future.
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
In the normal course of business, we employ various hedging strategies to partially mitigate these risks, including the use of derivative instruments. These strategies may not be effective in fully protecting us against the effects of fluctuations from movements in foreign exchange rates, including the increased volatility in foreign exchange rates following the COVID-19 outbreak and future global pandemics and other events. Fluctuations of the foreign exchange rates could materially adversely affect our business, financial condition, operating results and cash flow.
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
If our products contain errors or quality issues, such issues may be costly to correct, revenue may be delayed, we could be sued, and our reputation could be harmed.
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
The market for application and network performance management, service assurance, cybersecurity solutions, and business intelligence is highly competitive and characterized by rapid changes in technology, evolving industry standards, changes in customer requirements, increasing competition, and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in technologies, new application technologies, new security risks and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products and solutions or could render our existing or planned products and services less competitive or obsolete. We must address demand from our customers for advancements in our products and services applications in order to support our customers' growing needs and requirements. In order to meet this challenge and remain competitive in the market, we must introduce new enhancements and additional form factors to our existing product lines and service offerings. If we are unable to develop, introduce and communicate new network and application performance management and service assurance products, network security products, business intelligence products, and solutions or enhancements to existing products in a timely and successful manner, this inability could have a material and adverse impact on our business, operating results and financial condition.
As our success depends in part on our ability to develop product enhancements and new products and solutions that keep pace with continuing changes in technology, cyber risk and customer preferences, we must devote significant resources to research and development, development and introduction of new products and enhancements on a timely basis, and obtaining market acceptance for our existing products and new products. We have introduced and intend to continue to introduce new products and solutions, including increased migration to "software as a service" and software-deployed products. If the introduction of these products and solutions is significantly delayed or if we are unsuccessful in bringing these products and solutions to market, our business, operating results and financial condition could be materially and adversely impacted. We are developing and are already deploying a number of new products as well as enhancements to our existing products and offerings, including software only solutions and products available in multiple form factors.
We must invest in research and development in order to remain competitive in our industry. However, there can be no assurances that continued investment and increased research and development expenses will ultimately result in our maintaining or increasing our market share, which could result in a decline in our operating results. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in services or features the market will accept. If our research and development expenses increase without a corresponding increase in our revenues, it could have a material adverse effect on our operating results. Also, we may not be able to successfully complete the development and market introduction of new products or product enhancements in a timely manner. If we fail to develop and deploy new products and product enhancements on a timely basis, or if we fail to gain market acceptance of our new products, our revenues will likely decline, and we may lose market share to our competitors.
The move to software focused products requires higher unit sales.
To address customer requirements for future technology changes such as "edge computing" and to reduce the environmental impacts of our products, we have increased and are continuing to increase our software offerings. While software products have a higher overall sales margin than that of bundled hardware and software products, the per unit revenue for software-only sales is lower than for sales that include software/hardware bundles. Therefore, in order to increase overall revenue, we will need to sell more units of software-only products to meet or exceed the revenues generated by software/hardware bundled products.
We face significant competition from other technology companies.
The service assurance, application performance management, network security and business intelligence markets are highly competitive, rapidly evolving, and fragmented markets that have overlapping technologies and competitors, both large and small, and we expect competition on offerings and pricing to increase. We believe customers make service management system, network security and business intelligence purchasing decisions based primarily upon the following factors:
•product and service performance, functionality and price;
•timeliness of new product and service introductions;

•network capacity;
•ease of installation, integration, and use;
•customer service and technical support;
•name and reputation of vendor;
•quality and value of the product and services; and
•alliances with industry partners.
We compete with a growing number of providers of service assurance, application performance management solutions, network security offerings and portable network traffic analyzers and probes, as well as with providers of business intelligence services. In addition, leading network equipment, network security and service assurance and application technology vendors offer their own management solutions, including products which they license from other competitors. Some of our current and potential competitors have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. In addition, some of our customers develop their own in-house solutions to meet their technological needs. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets in which we operate. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Therefore, given their larger size and greater resources, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements.
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
We offer technical support services with many of our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Our customers depend on our support organization to resolve issues relating to our products deployed on their networks. A high level of support is critical for continued relationships with our customers. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and would harm our reputation with existing and potential customers. Any failure to maintain high quality support and services would harm our operating results and reputation. Further, if customers demand these services, and we cannot adequately meet their demand, or if we cannot realize revenues in connection with our provision of services related to product support, it could have a material and adverse impact on our financial condition and results of operations.
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
As our business evolves, we must also expand and adapt our information technology (IT) and operational infrastructure. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the diversification and complexity of our business, acquisitions of new businesses with different systems. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes, customer relationship management systems, and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly, and they may require employees to dedicate a significant amount of time to implement. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected. If the third parties we rely on for hosted data solutions for our internal network and information systems are subject to a security breach or otherwise suffer disruptions that impact the services we utilize, the integrity and availability of our internal information could be compromised causing the loss of confidential or proprietary information, damage to our reputation and economic loss.
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
Acquisitions that we do complete could adversely impact our business. The potential adverse consequences from acquisitions include:
•the potentially dilutive issuance of common stock or other equity instruments;
•the incurrence of debt and amortization expenses related to acquired intangible assets;
•the potentially costly and disruptive impact of assuming unfavorable pre-existing contractual relationships of acquired companies that we would not have otherwise entered into and potentially exiting or modifying such relationships;
•the potential litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition including claims from terminated employees, customers, third parties or enforcement actions by various regulators;
•the incurrence of significant costs and expenses to complete the acquisition and integrate the acquired business; and
•the potentially negative impact of poor performance of an acquisition on our earnings per share.
Acquisition transactions also involve numerous business risks. These risks from acquisitions include:
•difficulties in assimilating the acquired operations, technologies, personnel and products;
•difficulties in managing geographically dispersed operations;
•difficulties in assimilating diverse financial reporting and management information systems as well as differing ordering processes and customer relationship management systems;
•difficulties in maintaining uniform standards, controls, procedures and policies;
•the diversion of management's attention from other business concerns;
•use of cash to pay for acquisitions that may limit other potential uses of our cash, including stock repurchases and repayment of outstanding indebtedness;
•substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization or impairment of intangible assets and share-based compensation expense;
•the potential disruption of our business;
•the potential loss of key employees, customers, distributors or suppliers;
•the inability to generate sufficient revenue to offset acquisition or investment costs; and

•the potential for delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses.
If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the acquisitions may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.
Our ability to quickly and successfully recover from a disaster, public health crisis (including a global pandemic such as COVID-19), or other business continuity event could affect our ability to deliver our products and cause reputational harm to our business.
The occurrence of a natural disaster, public health crisis (including a global pandemic such as COVID-19) or an act of terrorism, or a decision or need to close any of our facilities without adequate notice or time for making alternative arrangements could result in interruptions in the delivery of our products and services. Our central business functions, including administration, human resources, finance services, legal, development, manufacturing and customer support depend on the proper functioning of our computer, telecommunication and other technology systems and operations, some of which are operated or hosted by third parties.
A disruption or failure of these systems or operations because of a disaster, public health crisis (including a global pandemic such as COVID-19) or other business continuity event could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, which could have an impact on our ability to make timely disclosures and could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.
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
The products and services we sell to customers, and our cloud-based solutions, may contain vulnerabilities or critical security defects which have not been remedied and cannot be disclosed without compromising security. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in an exploit that compromises security.
Customers also need to test security releases before they can be deployed which can delay implementation. In addition, we rely on third-party providers of software and cloud-based services and we cannot control the rate at which they remedy vulnerabilities. Customers may also not deploy a security release, or decide not to upgrade to the latest versions of our products, services or cloud-based solutions containing the release, leaving them vulnerable.
An actual, alleged, or perceived security breach, cyberattack or incident against us could interrupt our operations, create a perception that our products and services are vulnerable, and damage our brand and reputation, which could reduce revenue, increase expenses, and expose us to legal claims or regulatory actions.
Our IT networks, software and systems, and those of our service providers and partners, may be vulnerable to a wide variety of security breaches, cyberattacks and other incidents, including but not limited to traditional computer “hackers,” malicious code (such as viruses, ransomware and worms), data theft, phishing attempts and other social engineering schemes, employee mistake, theft or misuse, denial of service attacks, and nation-state and nation-state-supported actors engaged in attacks and intrusions. Although we have controls and security measures in place to prevent cyberattacks, experienced computer hackers are increasingly organized and sophisticated. Malicious attack efforts operate on a large-scale and sometimes offer targeted attacks as a paid for service. In addition, the techniques they use to access or sabotage networks change frequently and may not be recognized until launched against a target. As a provider of security solutions, we may be a more attractive target for such attacks. Other individuals or entities, including employees or vendors, may also intentionally or unintentionally provide unauthorized access to our IT environments or to our customers' IT environments.
If we, our service providers, or our partners were to experience a security breach, cyberattack or other incident, our service availability, IT systems and networks could be impacted, we or our customers may experience system disruptions or slowdowns, security vulnerabilities of our products could be exploited, the information stored on our networks or those of our third-party service providers or partners could be accessed, publicly disclosed, altered, lost, or stolen, all of which could subject us to liability and cause us financial harm. Any actual, alleged or perceived security breach or incident affecting us, our service providers, our partners or our industry as a whole could result in damage to our reputation, negative publicity, loss of partners, customers and sales, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we could incur substantial costs and liabilities, including but not limited to, expenses attributable to investigating, remediating and rectifying a security breach, cyberattack or other incident (including the cost of repairing any damage to our or our customers' systems), liability for stolen assets or information, lost revenue and income resulting from any system or product downtime, increased costs for cybersecurity protection, and costs to comply with any notification obligations resulting from any security incidents. Such outcomes could damage our reputation, cause customers and possibly investors to lose confidence in us, and adversely affect our business or operating results.
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
Specific components that are necessary for the hardware assembly of our instruments are obtained from separate sole source suppliers or a limited group of suppliers. These components include our network interface cards and proprietary hardware. Our reliance on sole or limited suppliers involves several risks, including a lack of control over the manufacturing process and inventory management and potential inability to obtain an adequate supply of required components and the inability to exercise control over pricing, quality and timely delivery of components. For most of our products, we do not have the internal manufacturing capabilities to meet our customers' demands. It is our practice to mitigate these risks by partnering with key suppliers, including distributors, to establish a variety of supply continuity practices. These practices may include, among other approaches, establishing buffer supply requiring suppliers to maintain adequate stocks of materials, bonding agreements with distributors, and use-based and kanban programs to set supply thresholds. We also enter into escrow arrangements for certain technologies. Where possible, we use widely-available off the shelf hardware and work with large suppliers with multiple factories and other risk management practices. However, failure of supply or failure to execute effectively on any of these programs, including as a result of a public health crisis (included a global pandemic such as COVID-19) could result in our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of supply for these components would impact our ability to ship our products on a timely basis. Moreover, if we are unable to continue to acquire from these suppliers on acceptable terms, or should any of these suppliers cease to supply us with components for any reason, we may not be able to identify and integrate an alternative source of supply in a timely fashion or at the same costs. Any transition to one or more alternate manufacturers would likely result in delays, operational problems and increased costs, and may limit our ability to deliver our products to our customers on time for such transition period. These risks could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.
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

In addition to anti-bribery and anti-corruption laws, we are also subject to the export and re-export control laws of the U.S., including the U.S. Export Administration Regulations (EAR) and the office of Foreign Asset Control (OFAC), as well as to U.S. government contracting laws, rules and regulations, and may be subject to government contracting laws of other countries in which we do business. If we or our distributors, resellers, agents, or other intermediaries fail to comply with the FCPA, the EAR, OFAC or U.S. government contracting laws, or the anti-corruption, export or governmental contracting laws of other countries, governmental authorities in the U.S. or other countries could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.
Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products and services in one or more countries. Such violations could also adversely affect our reputation with existing and prospective customers, which could negatively impact our operating results and growth prospects.
The failure to recruit and retain qualified personnel and plan for and manage the succession of key executives could hinder our ability to successfully manage our business, which could have a material adverse effect on our financial position and operating results.
We operate in businesses where there is intense competition for experienced personnel in all of our global markets and have, in some instances, experienced attrition of our employees to direct and indirect competitors. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective professionals and to attract and retain talent needed to execute our business strategy. Our future success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly executives, sales and marketing personnel, software engineers, and technical support personnel. The complexity of our products, processing functionality, software systems and services require highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of employees who have a deep understanding of our business lines, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding. If we are unable to attract and retain the highly skilled technical personnel that are integral to our sales, marketing, product development and technical support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material and adverse impact on our business, operating results and financial condition.
In addition, we must maintain and periodically increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, sales-people require a comparatively long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to maintain and periodically expand our sales capability, our business, operating results and financial condition could be materially and adversely impacted.
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
Our success depends, in part, on our ability to manage and leverage our distribution channels. Disruptions to, or our failure to effectively develop and manage, these partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products and services. Managing these distribution channels and relationships requires experienced personnel, and lack of sufficient expertise could lead to a decrease in sales of our products and services, which could cause our operating results to suffer.
Our future success may require us to increase the number and depth of our indirect sales efforts through our distributors and channel partners and to leverage those relationships to expand these our distribution channels and to develop new indirect distribution channels to increase revenue. Our channel partners have no obligation to purchase any products from us. Some of our distribution and channel partners also distribute and sell competitive products and services and the reduction in sales by these partners could materially reduce our revenues. In addition, they could internally develop products that compete with our solutions or partner with our competitors and bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop relationships with new partners in new markets, expand and manage our existing partner relationships, the unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition. Our international operations, including our operations in the United Kingdom, mainland Europe, India, Asia-Pacific and other regions, are generally also subject to the risk of longer sales cycles through our international distribution channels. Sales to customers outside the United States accounted for 39%, 39%, and 41% of our total revenue for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.
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
We must continue to enhance our existing products and introduce new products in order to keep up with rapid technological change. Our international research and development teams play a critical role in these efforts. We must attract, train, motivate and retain our international research and development team members. To maintain this international employee research and development talent, we believe we must provide our international engineers with compelling and strategically significant work, coupled with technical and architectural ownership of their respective development projects. We must develop the leaders of these international teams, while ensuring their frequent inclusion and participation in corporate strategic and operational planning. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. These development efforts also involve risks, including, knowledge transfer issues related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, heightened exposure to economic, security and political conditions abroad, and exchange rate and tax compliance issues. The risks related to our research and development efforts abroad could increase our expenses, impair our development efforts, harm our competitive position and damage our reputation. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
Necessary licenses for third-party technology may not be available to us on commercially reasonable terms or at all.
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
We could be materially adversely affected by increased regulation of the Internet and Internet commerce in any country where we operate, as well as access to or commerce conducted on the Internet. Further, governments may further regulate or restrict the sales, licensing, distribution, and export or import of certain technologies to certain countries. The adoption of additional regulation of the Internet and Internet commerce could decrease demand for our products, and, at the same time, increase the cost of selling our products, which could have a material and adverse effect on our financial condition and results of operations.
The rapid evolution and increasing enforcement of privacy and security laws and regulations and standards around the world could require significant company resources, limit certain functionalities of our products, and harm our business.
We are subject to federal, state, local, and international laws, regulations, directives, and standards relating to the collection, use, retention, disclosure, security, transfer, and other processing of personally identifiable information. The regulatory framework for privacy and security issues worldwide is rapidly evolving, and as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the processing, use, and disclosure of data. Any failure, or allegations of failure, by us, our suppliers, or other parties with whom we do business to comply with this documentation or with other federal, state, local or foreign laws, regulations, directives, and standards could result in investigations and/or proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, states' legislation, and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. For example, the European Union (EU) has adopted the General Data Protection Regulation (GDPR) which went into effect on May 25, 2018, and introduced numerous privacy-related obligations for companies operating in the EU, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
The international data protection landscape is rapidly evolving, resulting in possible significant operational costs for internal compliance and risk to our business. For example, we rely upon the EU-U.S. Privacy Shield framework and EU Standard Contractual Clauses in our data export agreements as legal bases for transferring personal data outside of the European Economic Arena (EEA). Both of these frameworks are subject to ongoing review by governmental bodies and legal challenges which may result in a ruling that the industry-standard measures we, and other companies, have taken are no longer sufficient. As a result, in the future we may need to take additional measures to ensure compliance with respect to our transfers of personal data outside of the EEA.
In addition to the GDPR, the European Commission is considering additional regulations that could affect us and our customers and other companies by requiring additional regulation of communication services, which may increase our compliance burden and affect product offerings.
Complying with international data protection laws may cause us to incur additional operational costs or require us to change our business practices. Despite our efforts, we may not be successful in achieving compliance either due to internal or external factors such as lack of vendor cooperation. Any actual or perceived non-compliance could result in proceedings against us by governmental entities, customers, data subjects, or others.
Domestic laws in this area are also complex and developing rapidly. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals. Many states have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. For example, California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, and provides its residents expanded rights to access and to delete their personal information, opt out rights to certain personal information sharing, and detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and its regulations may increase our compliance costs and potential liability.
Because the interpretation and application of privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and platform capabilities. If so, we could be required to change our business activities and practices or modify our products and platform capabilities, which could have an adverse effect on our business. Any inability by us to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies or our contracts governing our processing of personal information, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers or to our marketing and promotion of our products to interested individuals may have an adverse effect on our business.
We or our suppliers may be impacted by new regulations related to climate change or other environmental issues.
We or our suppliers may become subject to new laws enacted with regards to climate change or other environmental issues. In the event that new laws are enacted or current laws are modified in countries in which we or our suppliers operate, we could face increased costs in order to comply with these laws. These costs may be incurred across various levels of our supply chain in order to comply with new environmental regulations, as well as by us in connection with our manufacturing of products, including costs related to incorporation of substitute materials and other product re-design costs, as well as costs associated with product recalls. In addition, we may be unable to service existing products if certain materials are no longer compliant with new regulations, which could cause us to incur increased costs in order to satisfy service obligations to customers. Additionally, our flow of product may be impacted which could delay the recognition of revenue and have a materially adverse effect on our business.
The current economic and geopolitical environment may impact some specific industries into which we sell and may lead our customers to delay or forgo technology investments and could have other impacts, any of which could materially adversely affect our business, financial condition, operating results and cash flows.
Many of our customers are concentrated in certain industries, including financial services, public sector, healthcare, and the service provider market. Certain industries may be more acutely affected by economic, geopolitical and other factors, including public heath crises (including global pandemics such as COVID-19), and changes in U.S. trade policy with China and other countries, than other sectors. Our public sector customers are affected by federal, state and local budget decisions. To the extent that one or more of the sectors in which our customer base operates is adversely impacted, whether as a result of general conditions affecting all sectors or as a result of conditions affecting only those particular sectors, our business, financial condition and results of operations could be materially and adversely impacted. If companies in our target markets reduce capital expenditures, we may experience a reduction in sales, longer sales cycles, slower adoption of new technologies as well as downward pressure on the price of our products. There can be no assurance that any decrease in sales resulting from the COVID-19 outbreak will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions could adversely impact our business, financial condition, operating results and cash flows.
International economic, political, legal, compliance and business factors could negatively affect our financial statements and growth.
We expect to continue to develop our sales and presence outside the U.S.. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, any of which could negatively affect our business, financial condition and results of operations.
In particular, after significant negotiation between the United Kingdom and the EU, the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit, took effect on January 31, 2020. There is now a transition period while the United Kingdom and EU negotiate additional arrangements, including their future trading terms. The United Kingdom has stated that it wants the transition period to expire, and the future trading terms to be agreed, by December 31, 2020. The withdrawal could, among other outcomes, disrupt the free movement of goods, services, and people between the United Kingdom and the EU, undermine bilateral cooperation in key policy areas, significantly disrupt trade between the United Kingdom and the EU, and lead to a period of considerable uncertainty in relation to global financial and banking markets. In addition, the withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. If the United Kingdom and the EU are unable to negotiate acceptable future trading terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the EEA overall could be diminished or eliminated. Given the lack of comparable precedent, it is unclear what financial, trade, and legal implications the withdrawal of the United Kingdom from the EU will have and how such withdrawal may affect us.
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
Our growth will depend in part on the growth of the markets which we serve. We serve certain industries that have historically been cyclical and have experienced periodic downturns that have had a material adverse impact on demand for the products, software and services that we offer. Any of these factors could adversely affect the business, financial condition and results of operations of the company in any given period.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

•actual or anticipated fluctuations in our operating results;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•ratings changes by any securities analysts who follow our company;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•developments or disputes concerning our intellectual property or our products and platform capabilities, or third-party proprietary rights;
•cybersecurity attacks or incidents;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;
•changes in our board of directors or management;
•announced or completed equity or debt transactions involving our securities;
•sales of shares of our common stock by us, our officers, directors, or other stockholders;
•lawsuits filed or threatened against us; and
•other events or factors, including those resulting from public health crises (including global pandemics such as COVID-19, war, incidents of terrorism, or responses to these events).
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in Westford, MA, in approximately 175,000 square feet of space under a lease expiring in September 2030. In addition, we lease office and/or manufacturing space in Allen, Texas; San Jose, California; Ann Arbor, Michigan; Berkeley, California; and Bangalore, India.
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
Stockholders
At May 11, 2020, we had 96 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 14,000.
Stock Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.
The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five-year period from March 31, 2015 through March 31, 2020 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2015 in our common stock or in the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.
The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100

$300
$250
$200
$150
$100
$50
$0
3/15
3/16
3/17
3/18
3/19
3/20
NetScout Systems, Inc.
NASDAQ Composite – Total Returns
NASDAQ Computer and Data Processing

	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020
NetScout Systems, Inc.	$100.00	$52.38	$86.55	$60.09	$64.01	$53.98
Nasdaq Composite – Total Returns	$100.00	$100.55	$123.56	$149.21	$165.07	$166.22
Nasdaq Computer and Data Processing	$100.00	$128.31	$158.29	$211.57	$248.63	$273.16

Dividend Policy
In fiscal years 2020 and 2019, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth, to pay down our debt, and to fund our stock buyback program further described under Item 7 "Liquidity and Capital Resources." Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended March 31, 2020 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
1/1/2020 - 1/31/2020	—	$—	—	9,194,997
2/1/2020 - 2/29/2020	915,114	28.33	906,100	8,288,897
3/1/2020 - 3/31/2020	1,046,161	23.26	1,045,466	7,243,431
Total	1,961,275	$25.63	1,951,566	7,243,431

(1)We purchased an aggregate of 9,709 shares transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our previously disclosed 25 million share repurchase program).

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2020, 2019 and 2018 and the consolidated balance sheet data at March 31, 2020 and 2019 are derived from audited consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended March 31, 2017 and 2016 and the consolidated balance sheet data at March 31, 2018, 2017 and 2016 have been derived from audited consolidated financial statements of NetScout that do not appear in this Annual Report on Form 10-K. Certain amounts for the twelve months ended March 31, 2018, 2017 and 2016, respectively, have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended March 31,
	2020	2019 (1)	2018	2017	2016 (2)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$438,341	$467,289	$520,418	$715,404	$625,537
Service	453,479	442,629	466,369	446,708	329,882
Total revenue	891,820	909,918	986,787	1,162,112	955,419
Cost of revenue:
Product	122,832	140,938	158,628	233,275	235,996
Service	119,360	113,189	113,277	112,864	92,453
Total cost of revenue	242,192	254,127	271,905	346,139	328,449
Gross profit	649,628	655,791	714,882	815,973	626,970
Operating expenses:
Research and development	188,294	203,588	215,076	232,701	208,630
Sales and marketing	276,523	291,870	312,536	328,628	293,335
General and administrative	99,994	93,572	109,479	118,438	117,714
Amortization of acquired intangible assets	64,505	74,305	76,640	70,141	32,373
Restructuring charges	2,674	18,693	5,209	4,001	468
Impairment of intangible assets	—	35,871	—	—	—
Loss on divestiture of business	—	9,472	—	—	—
Total operating expenses	631,990	727,371	718,940	753,909	652,520
Income (loss) from operations	17,638	(71,580)	(4,058)	62,064	(25,550)
Interest and other expense, net	(15,714)	(21,332)	(14,601)	(9,879)	(6,889)
Income (loss) before income tax expense (benefit)	1,924	(92,912)	(18,659)	52,185	(32,439)
Income tax expense (benefit)	4,678	(19,588)	(98,471)	18,894	(4,070)
Net income (loss)	$(2,754)	$(73,324)	$79,812	$33,291	$(28,369)
Basic net income (loss) per share	$(0.04)	$(0.93)	$0.91	$0.36	$(0.35)
Diluted net income (loss) per share	$(0.04)	$(0.93)	$0.90	$0.36	$(0.35)
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	75,162	78,617	87,425	92,226	81,927
Net income (loss) per share—diluted	75,162	78,617	88,261	92,920	81,927

(1)The fiscal year 2019 amounts and all following years have been impacted by the April 1, 2018 adoption of the new revenue standard.

(2)During the fiscal year ended March 31, 2016, NetScout completed the Comms Transaction. The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock.

	March 31,
	2020 (1)	2019	2018	2017	2016 (2)
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term marketable securities	$389,071	$486,988	$447,762	$464,705	$352,075
Working capital	$260,746	$421,286	$339,108	$394,279	$283,422
Total assets	$3,120,503	$3,269,994	$3,368,608	$3,601,513	$3,592,843
Debt	$450,000	$550,000	$600,000	$300,000	$300,000
Total stockholders’ equity	$1,937,919	$2,065,433	$2,068,782	$2,436,250	$2,443,382

(1)Upon adoption of ASU 2016-02, Leases (Topic 842), at the beginning of the first quarter of fiscal 2020, NetScout began including right-of-use assets in total assets, as the guidance requires an entity to recognize lease liabilities and a right-of-use assets on the balance sheet.
(2)During the fiscal year ended March 31, 2016, NetScout completed the Comms Transaction. The total equity consideration was approximately $2.3 billion based on issuing approximately 62.5 million new shares of NetScout common stock.
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

Overview
We are an industry leader in providing service assurance and security solutions that are used by customers worldwide to assure their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect the network from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised security, thereby driving compelling returns on their investments in their network and broader technology initiatives. Some of the more significant technology trends and catalyst for our business include the evolution of customers digital transformation initiatives, the rapidly evolving security threat landscape, business intelligence and analytics advancements, and the 5G evolution in both the service provider and enterprise verticals.
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

COVID-19 Impact
In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have led to adverse impacts on the U.S. and global economies. Due to the critical nature of our products and services, we are considered critical under State and Federal guidelines. We remain focused on protecting the health and well-being of our employees and have implemented work from home policies for a vast majority of our employees where possible.
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it has impacted and will continue to impact our customers, employees, supply chain, and distribution network. While COVID-19 did not have a material adverse effect on our reported results for the fourth quarter of our fiscal year 2020, the pandemic did impact the timing of some transactions. There is a great deal of uncertainty in the global economy, and we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.
Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe that our products offer customers a unique solution set that can assist them in dealing with unexpected network, security and capacity challenges during and after the pandemic. Despite high customer interest in our products, the timing of the receipt of orders is challenging to predict. We believe our current cash reserves leave us well-positioned to manage our business through this crisis as it continues to unfold. Based on our analysis, we believe our existing balances of cash, cash equivalents and marketable securities and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. We are taking actions to reduce costs and increase productivity throughout our company. This includes limiting discretionary spending and reducing hiring activities. We have temporarily halted our stock repurchase program, although the repurchase authorization remains effective. In addition, based on covenant levels at March 31, 2020, we have an incremental $285 million available to us under our $1.0 billion revolving credit facility.
The extent of the impact of the global COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our stakeholders.
Results Overview
Total revenue for the fiscal year ended March 31, 2020 as compared to total revenue for the fiscal year ended March 31, 2019 was primarily impacted by an $18.1 million decrease in revenue as a result of the divestiture of the HNT tools business in September 2018, as well as a decrease in product revenue from both network performance management and DDOS offerings. These decreases were offset by an increase in service revenue from new maintenance contracts and renewals from a growing support base.
Our gross profit percentage increased by approximately one percentage point during the fiscal year ended March 31, 2020 as compared with the fiscal year ended March 31, 2019.
Net loss for the fiscal year ended March 31, 2020 was $2.8 million, as compared with net loss for the fiscal year ended March 31, 2019 of $73.3 million, resulting in a decrease in net loss of $70.5 million. The decrease in net loss was primarily due to a $35.9 million impairment charge of certain intangible assets related to the HNT tools business recorded in the fiscal year ended March 31, 2019, a $17.6 million decrease in amortization of intangible assets, a $16.0 million decrease in restructuring charges, an $11.8 million decrease in employee-related expenses, and a $9.5 million loss on the divestiture of the HNT tools business recorded in the fiscal year ended March 31, 2019. These decreases were partially offset by a $24.3 million increase in income tax expense.
At March 31, 2020, we had cash, cash equivalents, and marketable securities (current and non-current) of $389.1 million. This represents a decrease of $97.9 million compared to the fiscal year ended March 31, 2019. This decrease was primarily due to $175.0 million used to repurchase shares of our common stock, $100.0 million used to repay long-term debt, $19.9 million used for capital expenditures, $11.9 million used for tax withholdings in connection with the vesting of restricted stock units, and $11.3 million used for the acquisitions of Gigavation Incorporated (Gigavation) and Eastwind Networks, Inc. (Eastwind). These decreases were partially offset by $225.0 million in cash provided by operations during the fiscal year ended March 31, 2020.

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

The following table reconciles revenue, gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the fiscal years ended March 31, 2020, 2019 and 2018:

	Fiscal Year Ended March 31, (Dollars in Thousands, Except per Share Data)
	2020	2019	2018
GAAP revenue	$891,820	$909,918	$986,787
Product deferred revenue fair value adjustment	—	391	3,064
Service deferred revenue fair value adjustment	192	1,199	9,409
Amortization of acquired intangible assets	—	—	9
Non-GAAP revenue	$892,012	$911,508	$999,269

GAAP gross profit	$649,628	$655,791	$714,882
Product deferred revenue fair value adjustment	—	391	3,064
Service deferred revenue fair value adjustment	192	1,199	9,409
Share-based compensation expense	6,843	7,422	5,983
Amortization of acquired intangible assets	24,974	31,238	37,332
Business development and integration expense	—	—	244
Acquisition related depreciation expense	31	75	145
Transitional service agreement income	—	2	—
Non-GAAP gross profit	$681,668	$696,118	$771,059

GAAP income (loss) from operations	$17,638	$(71,580)	$(4,058)
Product deferred revenue fair value adjustment	—	391	3,064
Service deferred revenue fair value adjustment	192	1,199	9,409
Share-based compensation expense	50,861	56,328	47,317
Amortization of acquired intangible assets	89,479	105,543	113,972
Business development and integration expense	373	874	2,689
New standard implementation expense	5	914	2,630
Compensation for post-combination services	578	789	1,108
Restructuring charges	2,674	18,693	5,209
Impairment of intangible assets	—	35,871	—
Acquisition related depreciation expense	312	905	2,057
Loss on divestiture	—	9,472	—
Transitional service agreement income	1,212	2,186	—
Non-GAAP income from operations	$163,324	$161,585	$183,397

GAAP net income (loss)	$(2,754)	$(73,324)	$79,812
Product deferred revenue fair value adjustment	—	391	3,064
Service deferred revenue fair value adjustment	192	1,199	9,409
Share-based compensation expense	50,861	56,328	47,317
Amortization of acquired intangible assets	89,479	105,543	113,972
Business development and integration expense	373	874	2,689
New standard implementation expense	5	914	2,630
Compensation for post-combination services	578	789	1,108

Restructuring charges	2,674	18,693	5,209
Impairment of intangible assets	—	35,871	—
Acquisition-related depreciation expense	312	905	2,057
Loss on divestiture	—	9,472	—
Other income	—	—	(57)
Transitional service agreement income	—	(45)	—
Change in contingent consideration	762	1,495	—
Income tax adjustments	(23,415)	(49,877)	(142,546)
Non-GAAP net income	$119,067	$109,228	$124,664

GAAP diluted net income (loss) per share	$(0.04)	$(0.93)	$0.90
Per share impact of non-GAAP adjustments identified above	1.61	2.31	0.51
Non-GAAP diluted net income per share	$1.57	$1.38	$1.41

GAAP income (loss) from operations	$17,638	$(71,580)	$(4,058)
Previous adjustments to determine non-GAAP income from operations	145,686	233,165	187,455
Non-GAAP income from operations	163,324	161,585	183,397
Depreciation excluding acquisition related	26,313	31,430	37,474
Non-GAAP EBITDA from operations	$189,637	$193,015	$220,871

Critical Accounting Policies
We consider accounting policies related to revenue recognition, marketable securities, valuation of goodwill, intangible assets and other acquisition and divestiture accounting items, and share-based compensation to be critical in fully understanding and evaluating our financial results. We apply significant judgment and create estimates when applying these policies.
Revenue Recognition
We exercise judgment and use estimates in connection with determining the amounts of product and service revenues to be recognized in each accounting period.
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
Reporting units are determined based on the components of our operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. Through the first half of fiscal year 2020, we had two reporting units: (1) Service Assurance and (2) Security. As part of our continued integration efforts, effective during the third quarter of fiscal year 2020, we reorganized our business units. As a result of this change, we reduced the number of reporting units from two reporting units to one reporting unit. The former Service Assurance and Security reporting units were combined as result of organizational changes made to fully integrate the resources and assets of the Service Assurance and Security business units.
We completed an assessment of any potential impairment for all reporting units immediately prior to and after the reporting unit change and determined that no impairment existed. As such, no impairment charges were recognized during the fiscal year ended March 31, 2020.
To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on our qualitative assessment it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. During fiscal year 2020, we performed our annual impairment analysis for goodwill as of January 31, 2020. We performed a quantitative analysis and determined the fair value of the reporting unit's goodwill using established income and market valuation approaches. Goodwill was determined to be recoverable as of January 31, 2020. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to be a triggering event. As such, we performed a quantitative analysis as of March 31, 2020 and determined the fair value of the reporting unit's goodwill using established income and market valuation approaches. Goodwill was estimated to be recoverable as of March 31, 2020.
Indefinite-lived intangible assets are tested for impairment at least annually as of January 31, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the indefinite-lived intangible assets below its carrying value. To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible is impaired. If based on our qualitative assessment we conclude that it is more likely than not that the fair value of the indefinite-lived asset is greater than its carrying amount, quantitative impairment testing is not required. We completed our annual impairment test of the indefinite-lived intangible asset at January 31, 2020 using the qualitative Step 0 assessment. No impairment indicators were observed as of January 31, 2020. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and concluded that it was not more likely than not that the trade name was impaired and therefore a quantitative Step 1 assessment was not performed as of March 31, 2020.
We completed three acquisitions and one divestiture during the three-year period ended March 31, 2020. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets, we use either an income, market or cost method approach.
We had a contingent liability at March 31, 2020 for $0.7 million related to the acquisition of Gigavation in February 2020, for which an escrow account was established to cover damages we may suffer related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. Except to the extent that valid indemnification claims are made prior to such time, the contingent purchase consideration of $0.7 million will be paid to the seller in February 2021.
We had a contingent liability at March 31, 2020 for $1.0 million related to the acquisition of Eastwind in April 2019 for which an escrow account was established to cover damages we may suffer related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The contingent purchase consideration of $1.0 million was paid to the seller in April 2020.
We had a contingent consideration asset related to the divestiture of our handheld network test (HNT) tools business in September 2018. The contingent consideration asset represented potential future earnout payments to us of up to $4.0 million over two years that were contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the divestiture date and was measured using observable (Level 3) inputs. The value of the contingent consideration asset at March 31, 2020 and 2019 was $0 was $0.8 million, respectively.
We had a contingent liability at March 31, 2018 for $0.5 million related to the acquisition of Efflux Systems, Inc. (Efflux) in July 2017 for which an escrow account was established to cover damages we may have suffered related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The $0.5 million was paid to the seller in July 2018.
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

Comparison of Years Ended March 31, 2020 and 2019
The sections that follow discuss our consolidated statement of operations data for the fiscal years ended March 31, 2020 and March 31, 2019 including results as a percentage of revenue for those periods. For a discussion of (i) our consolidated statement of operations data for the fiscal year ended March 31, 2018 including results as a percentage of revenue for that period, as well as (ii) our liquidity and capital resources for the fiscal year ended March 31, 2018, see "Comparison of Years Ended March 31, 2019 and 2018" and "Liquidity and Capital Resources" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 28, 2019 (our 2019 Annual Report).
Results of Operations
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the fiscal years ended March 31, 2020 and 2019, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2020		2019		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$438,341	49%	$467,289	51%	$(28,948)	(6)%
Service	453,479	51	442,629	49	10,850	2%
Total revenue	$891,820	100%	$909,918	100%	$(18,098)	(2)%

Product. The 6%, or $28.9 million, decrease in product revenue compared with the same period last year was primarily due to lower enterprise-related product revenue for both network performance management and DDoS offerings, a decrease in network performance management offerings from service provider customers, as well as the divestiture of the HNT tools business in September 2018.
Service. The 2%, or $10.9 million, increase in service revenue compared to the same period last year was primarily due to an increase in revenue from maintenance contracts due to increased new maintenance contracts and renewals from a growing support base.
Total revenue by geography is as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2020		2019		Change
		% of Revenue		% of Revenue	$	%
United States	$545,620	61%	$553,267	61%	$(7,647)	(1)%
International:
Europe	154,510	17	148,036	16	6,474	4%
Asia	59,939	7	72,355	8	(12,416)	(17)%
Rest of the world	131,751	15	136,260	15	(4,509)	(3)%
Subtotal international	346,200	39	356,651	39	(10,451)	(3)%
Total revenue	$891,820	100%	$909,918	100%	$(18,098)	(2)%
United States revenue decreased 1%, or $7.6 million, primarily due to a decrease in revenue from network performance management offerings, as well as a decrease due to the divestiture of the HNT tools business, partially offset by an increase in

DDoS offerings. International revenue decreased 3%, or $10.5 million, primarily due to a decrease in revenue from network performance management offerings.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2020		2019
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$122,832	14%	$140,938	16%	$(18,106)	(13)%
Service	119,360	13	113,189	12	6,171	5%
Total cost of revenue	$242,192	27%	$254,127	28%	$(11,935)	(5)%
Gross profit:
Product $	$315,509	35%	$326,351	36%	$(10,842)	(3)%
Product gross profit %	72%		70%		2%
Service $	$334,119	37%	$329,440	36%	$4,679	1%
Service gross profit %	74%		74%		—%
Total gross profit $	$649,628		$655,791		$(6,163)	(1)%
Total gross profit %	73%		72%		1%
Product. The 13%, or $18.1 million, decrease in cost of product revenue compared to the same period last year was primarily due to a $7.8 million decrease in the amortization of intangible assets, a $7.2 million decrease in direct material costs due to a decrease in product revenue, a $4.2 million decrease in employee-related expenses associated with the timing of certain projects and a reduction in headcount, and a $1.4 million decrease in costs to deliver model calibration products. These decreases were partially offset by a $2.3 million increase in inventory obsolescence charges. The product gross profit percentage increased by two percentage points to 72% during the fiscal year ended March 31, 2020 as compared to the same period in the prior year. The 3%, or $10.8 million decrease in product gross profit, corresponds with the 6%, or $28.9 million decrease in product revenue, partially offset by the 13%, or $18.1 million, decrease in cost of product.
Service. The 5%, or $6.2 million, increase in cost of service revenue was primarily due to a $7.0 million increase in employee-related expenses associated with an increase in variable incentive compensation as well as the timing of certain projects, an $0.8 million increase in cost of materials used to support customers under service contracts, a $0.7 million increase in rent and other facilities related expenses and a $0.5 million increase in warranty expense. These increases were partially offset by a $2.8 million decrease in contractor fees. The service gross profit percentage remained flat at 74% during the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019. The 1%, or $4.7 million, increase in service gross profit corresponds with the 2%, or $10.9 million, increase in service revenue, partially offset by the 5%, or $6.2 million increase in cost of services.
Gross profit. Our gross profit decreased 1%, or $6.2 million, compared to the fiscal year ended March 31, 2019. This decrease is attributable to the 2%, or $18.1 million, decrease in revenue partially offset by the $11.9 million, or 5%, decrease in cost of revenue. The gross margin percentage increased by one percentage point to 73% during the fiscal year ended March 31, 2020 compared to the same period in the prior year.

Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2020		2019
		% of Revenue		% of Revenue	$	%
Research and development	$188,294	21	$203,588	22%	$(15,294)	(8)%
Sales and marketing	276,523	31	291,870	32	(15,347)	(5)%
General and administrative	99,994	11	93,572	10	6,422	7%
Amortization of acquired intangible assets	64,505	7	74,305	8	(9,800)	(13)%
Restructuring charges	2,674	—	18,693	2	(16,019)	(86)%
Impairment of intangible assets	—	—	35,871	4	(35,871)	(100)%
Loss on divestiture of business	—	—	9,472	1	(9,472)	(100)%
Total operating expenses	$631,990	70%	$727,371	79%	$(95,381)	(13)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 8%, or $15.3 million, decrease in research and development expenses compared to the same period last year was primarily due to a net $12.0 million decrease in employee-related expense due to a reduction in headcount partially offset by an increase in variable incentive compensation, a $2.3 million decrease in depreciation expense, and a $0.7 million decrease in software license expense.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 5%, or $15.3 million, decrease in total sales and marketing expenses compared to the same period last year was primarily due to a net $4.0 million decrease in employee-related expense due to a reduction in headcount as well as a decrease in share-based compensation expense partially offset by an increase in variable incentive compensation, a $3.6 million decrease in marketing related expenses, a $3.3 million decrease in travel expense, a $2.3 million decrease in commissions expense, and a $1.9 million decrease in trade shows and other events.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 7%, or $6.4 million, increase in general and administrative expenses compared to the same period last year was primarily due to a $6.6 million increase in legal fees and penalties, and a net $1.4 million increase in employee-related expenses due to an increase in variable incentive compensation offset by a decrease in share-based compensation. These increases were partially offset by a $1.7 million decrease in rent and other facilities related expenses.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interests related to the Comms Transaction, ONPATH Technologies, Inc., Simena, Psytechnics, Ltd, Network General Corporation, Avvasi Incorporated and Efflux.
The 13%, or $9.8 million, decrease in amortization of acquired intangible assets was largely due to a decrease in amortization of the intangible assets related to the divestiture of the HNT tools business in September 2018, with the remaining decrease due to a reduction in the amortization of intangible assets related to the Comms Transaction.
Restructuring. During fiscal years 2020 and 2019, we restructured certain departments to better align functions, drive productivity and improve efficiency. During fiscal year 2019, we also implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of these restructuring programs, we recorded $2.7 million and $18.7 million of restructuring charges related to one-time termination benefits as well as facility-related charges during the fiscal years ended March 31, 2020 and 2019, respectively.
Impairment of intangible assets. During the first quarter of fiscal year 2019, we performed a quantitative analysis on certain intangible assets related to the HNT tools business. The fair value of these intangible assets was determined to be less than the carrying value, and as a result, we recognized an impairment charge of $35.9 million during the fiscal year ended March 31, 2019.
Loss on divestiture of business. During the fiscal year ended March 31, 2019, we recorded a $9.5 million loss on the divestiture of the HNT tools business.
Interest and Other Expense, Net
Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2020		2019
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(15,714)	(2)%	$(21,332)	(2)%	$5,618	26%
The 26%, or $5.6 million, decrease in interest and other expense, net was primarily due to a $5.8 million decrease in interest expense due to debt repayments on the credit facility during fiscal year 2020, a $1.3 million decrease in foreign exchange expense, and an $0.8 million decrease in other expense due to a lower adjustment to the fair value of the contingent consideration related to the HNT tools business divestiture during fiscal year 2020 when compared to the fair value adjustment recorded in fiscal year 2019. These decreases in expense were partially offset by a $1.1 million decrease in transitional services agreement income related to the HNT tools business divestiture and a $0.7 million decrease in interest income received on investments.
Income Tax Expense
The annual effective tax rate for fiscal year 2020 was 243.1%, compared to an annual effective tax rate of 21.1% for fiscal year 2019. Generally, the effective tax rate differs from the statutory tax rate due to state income taxes and foreign withholding taxes, partially offset by the tax benefit associated Foreign Derived Intangible Income deduction, foreign tax credits, research and development tax credits and earnings in jurisdictions subject to tax rates lower than the U.S. statutory rate.
The effective tax rate for the twelve months ended March 31, 2020 is higher than the effective rate for the twelve months ended March 31, 2019, primarily due to the establishment of net deferred tax liabilities related to elections made during the year to treat several of our foreign subsidiaries as U.S. branches for federal income tax purposes offset by a discrete benefit related to the issuance of U.S. regulations impacting our estimate of the Base Erosion Anti-Abuse Tax in the prior fiscal year and a significant reduction in pre-tax losses as compared to the prior year.
During fiscal year 2019, we completed our analysis and recording of all the tax effects related to the Tax Cuts and Jobs Act (TCJA), as required under SAB 118, and recorded a benefit of $87 million due to the re-measurement of our deferred taxes and a $2 million one-time transition tax.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2020		2019
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$4,678	1%	$(19,588)	(2)%	$24,266	124%

Contractual Obligations
At March 31, 2020, we had the following contractual obligations:
Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$481,779	$11,361	$470,418	$—	$—
Unconditional purchase obligations (2)	35,491	27,230	8,261	—	—
Operating lease obligations (3)	96,137	12,479	25,190	20,186	38,282
Pension benefit plan	32,805	409	969	1,224	30,203
Contingent purchase consideration	1,748	1,748	—	—	—
Total contractual obligations	$647,960	$53,227	$504,838	$21,410	$68,485
At March 31, 2020, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $1.3 million. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain. We have also excluded long-term deferred revenue of $104.2 million as such amounts will be recognized as services are provided.
At March 31, 2020, the total accrual of our retirement obligation for our chairman and CEO was $1.2 million. The payment stream for this retirement obligation is based upon the retirement date which is currently not determinable.

(1)Includes estimated future interest at an interest rate of 2.49% for our outstanding term loan at March 31, 2020.
(2)Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
(3)We lease facilities under operating lease agreements extending through September 2030 for a total of $96.1 million.
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
Our Level 3 liabilities at March 31, 2020 consisted of contingent purchase consideration related to the two acquisitions that occurred during the fiscal year 2020. The contingent purchase consideration related to the two acquisitions represent amounts deposited into escrow accounts, which were established to cover damages we may suffer related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The contingent purchase consideration of $0.7 million and $1.0 million related to the Gigavation Incorporated (Gigavation) and Eastwind Networks, Inc. (Eastwind) acquisitions are included as accrued other in our consolidated balance sheet at March 31, 2020. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million of purchase consideration related to the Gigavation acquisition will be paid to the seller in February 2021. The contingent purchase consideration related to the Eastwind acquisition was paid to the seller in April 2020.
We had a contingent consideration asset related to the divestiture of our HNT tools business in September 2018. The contingent consideration asset represented potential future earnout payments to us of up to $4.0 million over two years that were contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the divestiture date and was measured using observable (Level 3) inputs. The contingent consideration asset at March 31, 2020 and 2019 was $0 and $0.8 million, respectively.

We had a contingent liability at March 31, 2018 for $0.5 million related to the acquisition of Efflux in July 2017 for which an escrow account was established to cover damages we may have suffered related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The $0.5 million was paid to the seller in July 2018.
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
Other Contingent Liabilities
During fiscal year 2020, one of our subsidiaries, located in the United Kingdom (UK), determined that value added tax (VAT) was not properly applied to certain supplies of service to the UK. We filed a blank disclosure with HM Revenue & Customs (HMRC) notifying HMRC of these application differences, and subsequently filed a voluntary disclosure agreement (VDA). The VDA covered the period from March 1, 2016 through February 29, 2020. The penalties associated with the application differences can range from 0%-30% of the underpayment and are based on objective and subjective determinations to be made by HMRC. At March 31, 2020 we have accrued the penalties that we believe are probable and estimable of assessment by HMRC. A majority of the difference in our application of the VAT rules relates to services for which the subsidiary did not collect VAT from its customers and for which customers would have been eligible to reclaim under the UK VAT regime. Based on these facts, we currently believe that it is probable that we will not be required to settle these amounts separately with our customers and HMRC, hence we have not recorded a payable to HMRC and a receivable from our customers for these amounts. We believe that it is reasonably possible that HMRC will require separate settlement; if that occurred, we would be required to collect approximately £16 million from our current customers and remit that amount to HMRC.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	At March 31, (Dollars in Thousands)
	2020	2019	2018
Cash and cash equivalents	$338,489	$409,632	$369,821
Short-term marketable securities	47,969	76,344	77,941
Long-term marketable securities	2,613	1,012	—
Cash, cash equivalents and marketable securities	$389,071	$486,988	$447,762
Cash, cash equivalents and marketable securities
At March 31, 2020, cash, cash equivalents and marketable securities (current and non-current) totaled $389.1 million. This represents a decrease of $97.9 million from $487.0 million at March 31, 2019. This decrease was primarily due to $175.0 million used to repurchase shares of our common stock, $100.0 million used to repay long-term debt, $19.9 million used for capital expenditures, $11.9 million used for tax withholdings in connection with the vesting of restricted stock units, and $11.3 million used for the acquisitions of Gigavation and Eastwind. These decreases were partially offset by $225.0 million in cash provided by operations during the fiscal year ended March 31, 2020.
At March 31, 2020, cash, short-term and long-term investments in the United States were $251.7 million, while cash held outside of the United States was approximately $137.4 million.
Cash and cash equivalents were impacted by the following:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2020	2019	2018
Net cash provided by operating activities	$225,023	$149,838	$222,454
Net cash (used in) provided by investing activities	$(4,309)	$(26,252)	$57,128
Net cash used in financing activities	$(286,870)	$(79,285)	$(220,962)

Net cash from operating activities
Fiscal year 2020 compared to fiscal year 2019
Cash provided by operating activities was $225.0 million during the fiscal year ended March 31, 2020, compared to $149.8 million of cash provided by operating activities during the fiscal year ended March 31, 2019. This $75.2 million increase was due in part to a $70.6 million increase from a smaller net loss, a $43.7 million favorable impact from accounts receivable, a $23.6 million increase from deferred income taxes, a $12.8 million increase from accrued compensation and other expenses, a $10.8 million increase from prepaid expenses and other assets, and a $10.5 million increase from operating lease right-of-use assets. These increases were partially offset by a $35.9 million decrease due to the impairment of certain intangible assets, a $21.8 million decrease from depreciation and amortization, a $13.1 million decrease from operating lease liabilities, a $7.7 million decrease in loss on divestiture of business, a $7.0 million decrease from deferred revenue, a $5.5 million decrease from share-based compensation expense, and a $3.8 million decrease from inventories. Accounts receivable days sales outstanding was 73 days at March 31, 2020 compared to 88 days at March 31, 2019 and 78 days at March 31, 2018.
Net cash from investing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2020	2019	2018
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(117,383)	$(229,769)	$(114,178)
Proceeds from maturity of marketable securities	144,322	230,433	196,041
Purchase of fixed assets	(19,922)	(23,392)	(15,913)
Purchase of intangible assets	—	—	(544)
Payments related to the divestiture of business	—	(3,293)	—
Acquisition of businesses, net of cash acquired	(11,347)	—	(8,334)
Increase in deposits	(31)	(97)	(330)
Contingent purchase consideration	—	—	523
Collection of contingent consideration	52	—	—
Capitalized software development costs	—	(134)	(137)
	$(4,309)	$(26,252)	$57,128
Cash used in investing activities decreased by $21.9 million to $4.3 million during the fiscal year ended March 31, 2020, compared to $26.3 million of cash used in investing activities during the fiscal year ended March 31, 2019.
Net cash inflows relating to the purchase and sales of marketable securities increased $26.2 million during the fiscal year ended March 31, 2020 relating to the amount of investments held at each respective balance sheet date, from an inflow of $0.7 million during fiscal year ended March 31, 2019 to an inflow of $26.9 million during fiscal year ended March 31, 2020.
During the twelve months ended March 31, 2020, there was an $11.3 million cash outflow related to the acquisitions of Eastwind and Gigavation. During the twelve months ended March 31, 2019, there was a $3.3 million cash outflow related to the divestiture of HNT.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2021.
Net cash from financing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2020	2019	2018
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$3	$1
Payment of contingent consideration	—	(2,851)	(660)
Treasury stock repurchases, including accelerated share repurchases	(175,000)	(14,468)	(501,324)
Tax withholding on restricted stock units	(11,872)	(11,969)	(13,598)
Proceeds from issuance of long-term debt, net of issuance costs	—	—	294,619
Repayment of long-term debt	(100,000)	(50,000)	—
	$(286,870)	$(79,285)	$(220,962)

Cash used in financing activities increased $207.6 million to $286.9 million during the fiscal year ended March 31, 2020, compared to $79.3 million of cash used in financing activities during the fiscal year ended March 31, 2019.
During the twelve months ended March 31, 2020, we repurchased 7,116,159 shares for $175.0 million under the twenty-five million share repurchase program. During the twelve months ended March 31, 2019, we repurchased 543,251 shares for $14.5 million under the twenty-five million share repurchase program.
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
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 519,241 shares for $11.9 million, 451,683 shares for $11.9 million and 408,097 shares for $13.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2020, 2019 and 2018, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
During the fiscal years ended March 31, 2020 and 2019, we repaid $100.0 million and $50.0 million of borrowings under the Amended Credit Agreement, respectively.

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
The Amended Credit Agreement provides for a five-year $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of common stock under our common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the fiscal year ended March 31, 2020, we repaid $100.0 million of borrowings under the Amended Credit Agreement. At March 31, 2020, $450 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan’s prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended December 31, 2019, until we have delivered financial statements for the quarter ended March 31, 2020, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
On July 27, 2017, the U.K. Financial Conduct Authority (FCA) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. Our Amended Credit Agreement provides for the Administrative Agent to determine if (i) adequate and reasonable means do not exist for ascertaining the LIBOR rate or (ii) the FCA or Government Authority having jurisdiction over the Administrative Agent has made a public statement identifying a specific date after which the LIBOR rate shall no longer be used for determining interest rates for loans and the Administrative Agent determines that (i) and (ii) above are unlikely to be temporary then the Administrative Agent and NetScout would agree to transition to an

Alternate Base Rate borrowing as described above or amend the Credit Agreement to establish an alternate rate of interest to LIBOR that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended December 31, 2019 until we have delivered financial statements for the quarter ended March 31, 2020, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At March 31, 2020, we were in compliance with all of these covenants.
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
We have capitalized debt issuance costs totaling $12.2 million at March 31, 2020, which are being amortized over the life of the revolving credit facility. The unamortized balance was $4.9 million as of March 31, 2020. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $3.2 million was included as other assets in our consolidated balance sheet.

Expectations for Fiscal Year 2021
As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and believe that we have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements. We believe that our cash balances, available debt, short-term marketable securities classified as available-for-sale and future cash flows generated by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At March 31, 2020, we owed $450 million on this loan with an interest rate of 2.49%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of March 31, 2020. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.1 million as of March 31, 2020.
Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.
At March 31, 2020 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
At March 31, 2020, we had foreign currency forward contracts with notional amounts totaling $1.7 million. The valuation of outstanding foreign currency forward contracts at March 31, 2020 resulted in a liability balance of $49 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2019, we had foreign currency forward contracts with notional amounts totaling $4.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2019 resulted in a liability balance of $68 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $58 thousand reflecting favorable rates in comparison to current market rates.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2020.
The effectiveness of our internal control over financial reporting as of March 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included under the captions "Directors and Executive Officers," "Proposal 1 Election of Directors," "Delinquent Section 16(a) Reports," "Corporate Governance -- Code of Ethics," "The Board of Directors and its Committees" and "Corporate Governance" in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included under the caption "Compensation and Other Information Concerning Directors and Executive Officers" in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation and Other Information Concerning Directors and Executive Officers -- Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included, as applicable, under the captions "Corporate Governance --Director Independence," "Compensation and Other Information Concerning Directors and Executive Officers -- Employment and Other Agreements" and "Transactions with Related Persons" in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included under the captions "Auditors Fees and Services" and "Auditors Fees and Services -- Policy on Audit Committee Pre-approval of Audit and Non-Audit Services" in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets at March 31, 2020 and 2019	F-5

		Consolidated Statements of Operations for the Years Ended March 31, 2020, 2019 and 2018	F-6

		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2020, 2019 and 2018	F-7

		Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2020, 2019 and 2018	F-8

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2020, 2019 and 2018	F-9

		Notes to Consolidated Financial Statements	F-10

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts for the Years Ended March 31, 2020, 2019 and 2018	S-1

No other financial statement schedules have been included because they are either not applicable or the information is in the consolidated financial statements.

	3.	Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)		We hereby file as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) above.

(c)		We hereby file as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) above.

NetScout Systems, Inc.
Index to Exhibits

3.1, 4.1	Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout’s current Report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, SEC File No. 000-26251, filed on June 29, 2001, and incorporated herein by reference).

4.4	Description of Common Stock (filed herewith).

10.1*	Form of Amended and Restated Indemnification Agreement between NetScout and each director and executive officer filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, SEC File No. 000-26251, filed January 28, 2014, and incorporated herein by reference).

10.2	Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, SEC File No. 000-26251, filed on June 29, 2001, and incorporated herein by reference).

10.3*	Agreement Relating to Employment, dated January 3, 2007, by and between NetScout and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on January 5, 2007 and incorporated herein by reference).

10.4*	Amendment No. 1, dated February 2, 2007, to Agreement Relating to Employment by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, SEC File No. 000-26251, filed February 5, 2007 and incorporated herein by reference).

10.5*	Amendment No. 2, dated December 22, 2008, to Agreement Relating to Employment by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, SEC File No. 000-26251, filed February 6, 2009 and incorporated herein by reference).

10.6*	Amendment No. 3, dated May 28, 2012, to Agreement Relating to Employment, by and between the Company and Anil K. Singhal (filed as Exhibit 10.3 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.7*	NetScout Systems, Inc. 2007 Equity Incentive Plan, as amended (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, SEC File No. 000-26251, filed with the Commission on July 28, 2015 and incorporated herein by reference)

10.8*	NetScout Form of Restricted Stock Unit Agreement with respect to the NetScout 2007 Equity Incentive Plan (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-148364, filed on December 27, 2007 and incorporated herein by reference).

10.9*	Form of Amended and Restated Severance Agreement for Named Executive Officers (other than the CEO and CFO) (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.10*	Amended and Restated Severance Agreement, dated May 28, 2012, by and between the Company and Jean Bua (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.11	Third Amendment Agreement, dated August 10, 2010, to that certain Lease, dated August 17, 2000, as amended, between the Company and Westford West I Limited Partnership, as successor to Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, SEC File No. 000-26251, filed November 9, 2010 and incorporated herein by reference).

10.12*	NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on September 13, 2018 and incorporated herein by reference).

10.13*	Form of Amendment to Amended and Restated Severance Agreement for Executive Officers (filed as Exhibit 10.9 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, SEC File No. 000-26251, filed on January 27, 2015 and incorporated herein by reference).

10.14	Amendment and Restatement Agreement dated as of January 16, 2018, to the Credit Agreement, dated as of July 14, 2015, by and among NetScout Systems, Inc.; certain subsidiaries of NetScout Systems, Inc. as loan parties; the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent attaching the Amended and Restated Credit Agreement, dated as of January 16, 2018, by and among NetScout Systems, Inc.; JPMorgan Chase Bank, N.A., as administrative agent and collateral agent; JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and KeyBanc Capital Markets Inc., as joint lead arrangers and joint bookrunners; SunTrust Bank, N.A., Santander Bank, N.A., U.S. Bank National Association and Fifth Third Bank, as co-documentation agents; and the lenders party thereto (filed as Exhibit 10.5 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on January 18, 2018 and incorporated by reference herein.

10.15*	Summary of Non-Employee Director Compensation (filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10Q for the quarterly period ended September 30, 2018, SEC file No. 000-26251, filed on November 8, 2018 and incorporated herein by reference.

21	Subsidiaries of NetScout (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

32.2†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended March 31, 2020 formatted in Inline XBRL

*	Indicates a management contract or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing

Item 16. Form 10-K Summary
        Not provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

By:	/S/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer, and Chairman

Date: May 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 20, 2020
Anil K. Singhal

/S/ JEAN BUA	Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	May 20, 2020
Jean Bua

/S/ MICHAEL SZABADOS	Chief Operating Officer and Vice Chairman	May 20, 2020
Michael Szabados

/S/ ROBERT E. DONAHUE	Director	May 20, 2020
Robert E. Donahue

/S/ JOHN R. EGAN	Director	May 20, 2020
John R. Egan

/S/ ALFRED GRASSO	Director	May 20, 2020
Alfred Grasso

/S/ JOSEPH G. HADZIMA, JR.	Director	May 20, 2020
Joseph G. Hadzima, Jr.

/S/ CHRISTOPHER PERRETTA	Director	May 20, 2020
Christopher Perretta

/S/ SUSAN L. SPRADLEY	Director	May 20, 2020
Susan L. Spradley

/S/ VIVIAN VITALE	Director	May 20, 2020
Vivian Vitale

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NetScout Systems, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NetScout Systems, Inc. and its subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020 and the manner in which it accounts for revenues from contracts with customers in fiscal year 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue from Contracts with Customers - Identification of Distinct Performance Obligations

As described in Note 3 to the consolidated financial statements, the Company derives revenues primarily from the sale of network management tools and security solutions for service provider and enterprise customers, which include hardware, software and service offerings. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. During the year ended March 31, 2020, the Company recognized revenue from contracts with customers of $891.8 million.

The principal considerations for our determination that performing procedures relating to revenue from contracts with customers, specifically the identification of distinct performance obligations, is a critical audit matter are there was significant judgment by management in determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s identification of distinct performance obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification of distinct performance obligations. These procedures also included, among others, testing management’s process for identifying distinct performance obligations and evaluating the revenue recognition impact of contractual terms and conditions by examining customer contracts on a test basis.

Goodwill Impairment Assessment

As described in Note 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.7 billion as of March 31, 2020. Management assesses goodwill for impairment at the reporting unit level at least annually, as of January 31, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the Company’s reporting unit below its carrying value. Management determined the fair value of the reporting unit by preparing a discounted cash flow analysis using forward looking projections of the reporting unit’s future operating results and by comparing the value of the reporting unit to the implied market value of selected peers. The assumptions used in the discounted cash flow analysis include: projected revenues, selling margins, and other operating expenditures, as well as a discount rate, which is essentially equal to the "market participant" weighted-average cost of capital (WACC).

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to management’s assumptions, specifically the assumptions related to projected revenues and other operating expenditures. In addition, the audit effort involved the use of professionals with specialized skills and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the fair value measurement of the Company’s reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value measurement of the reporting unit and evaluating the appropriateness of the discounted cash flow analysis, (ii) evaluating the assumptions used by management in developing the fair value measurement, including projected revenues and other operating expenditures, and (iii) testing the completeness and accuracy of the underlying data used by management to develop their estimates. Evaluating management’s assumptions related to projected revenues and other operating expenditures involved evaluating whether the assumptions used were reasonable considering the current and historical performance of the business and whether these assumptions were consistent with evidence obtained in other areas of the audit as well as external market and industry data. Professionals with specialized skills and knowledge were used to assist in evaluating the appropriateness of management’s discounted cash flow analysis.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 20, 2020

We have served as the Company’s auditor since 1993.

NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2020	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$338,489	$409,632
Marketable securities	47,969	76,344
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,350 and $1,583 at March 31, 2020 and 2019, respectively	213,514	235,318
Inventories and deferred costs	22,227	26,270
Prepaid income taxes	13,505	18,000
Prepaid expenses and other current assets	24,039	35,658
Total current assets	659,743	801,222
Fixed assets, net	57,715	58,951
Operating lease right-of-use assets	68,583	—
Goodwill	1,725,680	1,715,485
Intangible assets, net	582,179	669,118
Deferred income taxes	6,220	7,218
Long-term marketable securities	2,613	1,012
Other assets	17,770	16,988
Total assets	$3,120,503	$3,269,994
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,004	$24,582
Accrued compensation	75,632	58,501
Accrued other	21,840	23,027
Income taxes payable	903	1,318
Deferred revenue and customer deposits	270,281	272,508
Current portion of operating lease liabilities	10,337	—
Total current liabilities	398,997	379,936
Other long-term liabilities	10,039	19,493
Deferred tax liability	114,394	124,229
Accrued long-term retirement benefits	34,256	36,284
Long-term deferred revenue and customer deposits	104,240	94,619
Operating lease liabilities, net of current portion	70,658	—
Long-term debt	450,000	550,000
Total liabilities	1,182,584	1,204,561
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 and 2019	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized; 122,006,077 and 119,760,132 shares issued and 72,220,906 and 77,610,361 shares outstanding at March 31, 2020 and 2019, respectively	122	120
Additional paid-in capital	2,891,553	2,828,922
Accumulated other comprehensive income (loss)	(3,160)	(2,639)
Treasury stock at cost, 49,785,171 and 42,149,771 shares at March 31, 2020 and 2019, respectively	(1,305,935)	(1,119,063)
Retained earnings	355,339	358,093
Total stockholders’ equity	1,937,919	2,065,433
Total liabilities and stockholders’ equity	$3,120,503	$3,269,994
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2020	2019	2018
Revenue:
Product	$438,341	$467,289	$520,418
Service	453,479	442,629	466,369
Total revenue	891,820	909,918	986,787
Cost of revenue:
Product	122,832	140,938	158,628
Service	119,360	113,189	113,277
Total cost of revenue	242,192	254,127	271,905
Gross profit	649,628	655,791	714,882
Operating expenses:
Research and development	188,294	203,588	215,076
Sales and marketing	276,523	291,870	312,536
General and administrative	99,994	93,572	109,479
Amortization of acquired intangible assets	64,505	74,305	76,640
Restructuring charges	2,674	18,693	5,209
Impairment of intangible assets	—	35,871	—
Loss on divestiture of business	—	9,472	—
Total operating expenses	631,990	727,371	718,940
Income (loss) from operations	17,638	(71,580)	(4,058)
Interest and other income (expense), net:
Interest income	4,528	5,245	1,808
Interest expense	(20,597)	(26,143)	(12,633)
Other income (expense), net	355	(434)	(3,776)
Total interest and other expense, net	(15,714)	(21,332)	(14,601)
Income (loss) before income tax expense (benefit)	1,924	(92,912)	(18,659)
Income tax expense (benefit)	4,678	(19,588)	(98,471)
Net income (loss)	$(2,754)	$(73,324)	$79,812
Basic net income (loss) per share	$(0.04)	$(0.93)	$0.91
Diluted net income (loss) per share	$(0.04)	$(0.93)	$0.90
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	75,162	78,617	87,425
Net income (loss) per share—diluted	75,162	78,617	88,261

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended March 31,
	2020	2019	2018
Net income (loss)	$(2,754)	$(73,324)	$79,812
Other comprehensive income (loss):
Cumulative translation adjustments	(1,644)	(3,229)	4,889
Recognition of actuarial net gain (loss) from pension and other post-retirement plans, net of taxes (benefit) of $590, ($976), and $435	1,054	(2,278)	1,353
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes of $39, $19, and $15	126	60	(6)
Total net change in market value of investments	126	60	(6)
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefits) tax of ($25), ($172), and $267	(78)	(524)	812
Reclassification adjustment for net gains (losses) included in net income (loss), net of taxes (benefit) of $7, $138, and ($219)	21	437	(681)
Total net change in market value of derivatives	(57)	(87)	131
Other comprehensive income (loss)	(521)	(5,534)	6,367
Total comprehensive income (loss)	$(3,275)	$(78,858)	$86,179

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2017	115,917,431	$116	$2,693,846	$(3,472)	23,876,143	$(570,921)	$316,681	$2,436,250
Net income							79,812	79,812
Unrealized net investment losses				(6)				(6)
Unrealized net gains on derivative financial instruments				131				131
Cumulative translation adjustments				4,889				4,889
Recognition of actuarial net gains from pension and other post-retirement plan				1,353				1,353
Issuance of common stock pursuant to vesting of restricted stock units	1,216,535	1						1
Stock-based compensation expense for restricted stock units granted to employees			43,425					43,425
Issuance of common stock under employee stock purchase plan	610,947		17,849					17,849
Repurchase of treasury stock			(90,000)		13,598,747	(424,922)		(514,922)
Balance, March 31, 2018	117,744,913	117	2,665,120	2,895	37,474,890	(995,843)	396,493	2,068,782
Net loss							(73,324)	(73,324)
Unrealized net investment gains				60				60
Unrealized net losses on derivative financial instruments				(87)				(87)
Cumulative translation adjustments				(3,229)				(3,229)
Recognition of actuarial net losses from pension and other post-retirement plan				(2,278)				(2,278)
Issuance of common stock pursuant to vesting of restricted stock units	1,438,219	3						3
Stock-based compensation expense for restricted stock units granted to employees			51,945					51,945
Issuance of common stock under employee stock purchase plan	577,000		15,074					15,074
Repurchase of treasury stock			96,783		4,674,881	(123,220)		(26,437)
Cumulative effect of adoption of ASU 2014-09							34,924	34,924
Balance, March 31, 2019	119,760,132	120	2,828,922	(2,639)	42,149,771	(1,119,063)	358,093	2,065,433
Net loss							(2,754)	(2,754)
Unrealized net investment gains				126				126
Unrealized net losses on derivative financial instruments				(57)				(57)
Cumulative translation adjustments				(1,644)				(1,644)
Recognition of actuarial net gains from pension and other post-retirement plan				1,054				1,054
Issuance of common stock pursuant to vesting of restricted stock units	1,651,284	2						2
Stock-based compensation expense for restricted stock units granted to employees			48,404					48,404
Issuance of common stock under employee stock purchase plan	594,661		14,227					14,227
Repurchase of treasury stock					7,635,400	(186,872)		(186,872)
Balance, March 31, 2020	122,006,077	$122	$2,891,553	$(3,160)	49,785,171	$(1,305,935)	$355,339	$1,937,919
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,754)	$(73,324)	$79,812
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	116,104	137,878	153,503
Operating lease right-of-use assets	10,504	—	—
Loss on divestiture of business	—	7,660	—
Loss on disposal of fixed assets	16	260	481
Deal related compensation expense and accretion charges	—	102	153
Share-based compensation expense associated with equity awards	50,861	56,328	47,317
Net change in fair value of contingent and contractual liabilities	798	1,614	—
Accretion of contingent consideration	(36)	(119)	—
Impairment charge	—	35,871	—
Deferred income taxes	(9,821)	(33,442)	(127,784)
Other (gains) losses	(152)	(152)	18
Changes in assets and liabilities
Accounts receivable and unbilled costs	21,472	(22,180)	84,952
Due from related party	—	172	443
Inventories	1,501	5,321	1,006
Prepaid expenses and other assets	13,839	3,034	20,147
Accounts payable	(4,288)	(3,876)	(8,929)
Accrued compensation and other expenses	32,812	19,964	(17,718)
Operating lease liabilities	(13,077)	—	—
Due to related party	—	234	(75)
Income taxes payable	(919)	(639)	(2,734)
Deferred revenue	8,163	15,132	(8,138)
Net cash provided by operating activities	225,023	149,838	222,454
Cash flows from investing activities:
Purchase of marketable securities	(117,383)	(229,769)	(114,178)
Proceeds from maturity of marketable securities	144,322	230,433	196,041
Purchase of fixed assets	(19,922)	(23,392)	(15,913)
Purchase of intangible assets	—	—	(544)
Payments related to the divestiture of business	—	(3,293)	—
Acquisition of businesses, net of cash acquired	(11,347)	—	(8,334)
Increase in deposits	(31)	(97)	(330)
Contingent purchase consideration	—	—	523
Collection of contingent consideration	52	—	—
Capitalized software development costs	—	(134)	(137)
Net cash (used in) provided by investing activities	(4,309)	(26,252)	57,128
Cash flows from financing activities:
Issuance of common stock under stock plans	2	3	1
Payment of contingent consideration	—	(2,851)	(660)
Treasury stock repurchases, including accelerated share repurchases	(175,000)	(14,468)	(501,324)
Tax withholding on restricted stock units	(11,872)	(11,969)	(13,598)
Proceeds from issuance of long-term debt, net of issuance costs	—	—	294,619
Repayment of long-term debt	(100,000)	(50,000)	—
Net cash used in financing activities	(286,870)	(79,285)	(220,962)
Effect of exchange rate changes on cash and cash equivalents	(3,427)	(5,212)	6,385
Net (decrease) increase in cash and cash equivalents	(69,583)	39,089	65,005
Cash and cash equivalents and restricted cash, beginning of year	409,820	370,731	305,726
Cash and cash equivalents and restricted cash, end of year	$340,237	$409,820	$370,731
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,644	$23,281	$9,604
Cash paid for income taxes	$13,061	$13,381	$18,216
Non-cash transactions:
Transfers of inventory to fixed assets	$2,290	$2,152	$5,556
Additions to property, plant and equipment included in accounts payable	$255	$455	$1,379
Issuance of common stock under employee stock purchase plans	$14,227	$15,074	$17,849
Contingent consideration related to acquisition, included in accrued other	$1,800	$—	$523
Tenant improvement allowance	$—	$10,171	$2,104
Initial fair value of contingent consideration received as partial consideration for divestiture of business	$—	$2,257	$—
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
Certain amounts for the twelve months ended March 31, 2018 have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
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
The Company considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to its results of operations for the fourth quarter of fiscal year 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
COVID-19 Risks and Uncertainties
The Company is closely monitoring the impact of COVID-19 on all aspects of its business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as its customers.
Under Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company is taking precautionary actions to reduce costs and spending across the organization. This includes limiting discretionary spending and reducing hiring activities. The Company has temporarily halted the stock repurchase program, although the repurchase authorization remains effective. In addition, based on covenant levels at March 31, 2020, the Company has an incremental $285 million available under the $1.0 billion revolving credit facility. The Company expects net cash provided by operations combined with cash, cash equivalents, and marketable securities and borrowing availability under the revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.
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
At March 31, 2020 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions which the Company believes are those institutions with an investment grade rating for deposits.
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
Uncollected Deferred Revenue
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $11.1 million and $23.3 million at March 31, 2020 and 2019, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. NetScout's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At March 31, 2020 and 2019, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the fiscal years ended March 31, 2020, 2019 and 2018 respectively, no direct customers or indirect channel partners accounted for more than 10% of total revenue.
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
Leases
Effective April 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires leases to be recognized on the balance sheet. Leases with an original term of 12 months or less are not recognized on the Company’s balance sheet, and the lease expense related to those short-term leases is recognized over the lease term. The Company does not account for lease and non-lease (e.g. common area maintenance) components of contracts separately for any underlying asset class. For fiscal years ending prior to this date, the Company followed the guidance for leases under Topic 840, Leases. See Recently Issued Accounting Pronouncements below and Footnote 18, Leases, for further details.
The Company has operating leases for administrative, research and development, sales and marketing and manufacturing facilities and equipment under various non-cancelable lease agreements. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. The Company’s lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
To test impairment, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on the Company's qualitative assessment it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. During fiscal year 2020, the Company performed its annual impairment analysis for goodwill as of January 31, 2020. The Company performed a quantitative analysis and determined the fair value of the reporting unit's goodwill using established income and market valuation approaches. Goodwill was estimated to be recoverable as of January 31, 2020. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to be a

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

triggering event. As such, the Company performed a quantitative analysis as of March 31, 2020 and determined the fair value of the reporting unit's goodwill using established income and market valuation approaches. Goodwill was determined to be recoverable as of March 31, 2020.
Indefinite-lived intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the indefinite-lived intangible assets below its carrying value. To test impairment, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible is impaired. If based on the Company's qualitative assessment, the Company concludes that it is more likely than not that the fair value of the indefinite-lived asset is greater than its carrying amount, quantitative impairment testing is not required. The Company completed its annual impairment test of the indefinite-lived intangible asset at January 31, 2020 using the qualitative Step 0 assessment. No impairment indicators were observed as of January 31, 2020. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and concluded that it was not more likely than not that the trade name was impaired and therefore a quantitative Step 1 assessment was not performed as of March 31, 2020.
The Company completed three acquisitions and one divestiture during the three-year period ended March 31, 2020. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets, the Company uses either an income, market or cost method approach.
The Company's Level 3 liabilities at March 31, 2020 consisted of contingent purchase consideration related to the two acquisitions that occurred during the fiscal year 2020. The contingent purchase consideration related to the two acquisitions represent amounts deposited into escrow accounts, which were established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The contingent purchase consideration of $0.7 million and $1.0 million related to the Gigavation Incorporated (Gigavation) and Eastwind Networks, Inc. (Eastwind) acquisitions are included as accrued other in the Company's consolidated balance sheet at March 31, 2020. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million of purchase consideration related to the Gigavation acquisition will be paid to the seller in February 2021. The contingent purchase consideration related to the Eastwind acquisition was paid to the seller in April 2020.
The Company had a contingent consideration asset related to the divestiture of its handheld network test (HNT) tools business in September 2018. The contingent consideration asset represented potential future earnout payments to the Company of up to $4.0 million over two years that were contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the divestiture date and was measured using unobservable (Level 3) inputs. The value of the contingent consideration asset at March 31, 2020 and 2019 was $0 and $0.8 million, respectively.
The Company had a contingent liability at March 31, 2018 for $0.5 million related to the acquisition of Efflux in July 2017 for which an escrow account was established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The $0.5 million was paid to the seller in July 2018.
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
Amortization included as cost of product revenue was $0.5 million, $1.1 million, and $1.0 million for the fiscal years ended March 31, 2020, 2019, and 2018, respectively. The Company capitalized $0 and $0.1 million in software development costs in the fiscal years ended March 31, 2020 and 2019.
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
Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders' equity.
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
The Company had foreign currency losses of $0.7 million, $2.0 million and $4.1 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. These amounts are included in other expense, net.
Advertising Expense
NetScout recognizes advertising expense as incurred. Advertising expense was $8.3 million, $9.4 million and $6.5 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.
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
Recent Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption will not have a material impact on the Company's financial position, results of operations, and disclosures.
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. ASU 2020-01 is effective for NetScout beginning April

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

1, 2021. The Company is currently assessing the effect that ASU 2020-01 will have on its financial position, results of operations, and disclosures.
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
In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. ASU 2018-14 is effective for NetScout beginning April 1, 2020. Early adoption is permitted. This guidance will have no impact on the Company's consolidated financials statements upon adoption other than with respect to the updated disclosure requirements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, Fair Value Measurement. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. ASU 2018-13 is effective for NetScout beginning April 1, 2020. Early adoption is permitted. The Company does not believe the adoption of ASU 2018-13 will have a material impact on its financial position, results of operations, and disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. Topic 326 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Topic 326 is effective for NetScout beginning April 1, 2020, and earlier adoption is permitted. The Company does not believe the adoption of Topic 326 will have a material impact on its financial position, results of operations, and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification (ASU 2016-02) and issued subsequent amendments to initial guidance in July 2018 within ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements (collectively, ASC 842). ASC 842 aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the guidance as of April 1, 2019 using the modified retrospective method. Please refer to Note 18, "Leases" for further details.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Bundled arrangements are concurrent customer purchases of a combination of the Company's product and service offerings that may be delivered at various points in time. The Company allocates the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. The Company uses a range of amounts to estimate SSP when it sells each of the products and services separately based on the element’s historical pricing. The Company also considers its overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, the Company has established SSP for a majority of its service elements based on historical standalone sales. In certain instances, the Company has established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. Further, for certain service engagements, the Company considers quoted prices as part of multi-element arrangements of those engagements as a basis for establishing SSP. SSP has been established for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. The

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Company reviews sales of the product elements on a quarterly basis and updates, when appropriate, its SSP for such elements to ensure that it reflects recent pricing experience. The Company's products are distributed through its direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control of the product transfers to the reseller or distributor. The Company records consideration given to a customer as a reduction of revenue to the extent they have recorded revenue from the customer. With limited exceptions, the Company's return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, the Company has a history of successfully collecting receivables from its resellers and distributors.
During the fiscal year ended March 31, 2020, the Company recognized revenue of $271.7 million related to the Company's deferred revenue balance reported at March 31, 2019.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at March 31, 2020.
At March 31, 2020, the Company had total deferred revenue of $374.5 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $270.3 million, or 72%, of this revenue during the next 12 months, and expects to recognize the remaining $104.2 million, or 28%, of this revenue thereafter.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have any significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the twelve months ended March 31, 2020.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

At March 31, 2020, the consolidated balance sheet included $7.2 million in assets related to sales commissions to be expensed in future periods. A balance of $3.9 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included as other assets in the Company's consolidated balance sheet at March 31, 2020. At March 31, 2019, the consolidated balance sheet included $6.4 million in assets related to sales commissions to be expensed in future periods. A balance of $3.8 million was included in prepaid expenses and other current assets, and a balance of $2.6 million was included in other assets in the Company's consolidated balance sheet at March 31, 2019.
During the twelve months ended March 31, 2020 and 2019, the Company recognized $6.5 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents consisted of U.S government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at March 31, 2020 and 2019.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2020	March 31, 2019	March 31, 2018	March 31, 2017
Cash and cash equivalents	$338,489	$409,632	$369,821	$304,880
Restricted cash	1,748	188	910	846
Total cash, cash equivalents and restricted cash	$340,237	$409,820	$370,731	$305,726
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at March 31, 2020 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$28,621	$107	$28,728
Commercial paper	14,644	—	14,644
Corporate bonds	4,587	10	4,597
Total short-term marketable securities	47,852	117	47,969
U.S. government and municipal obligations	2,562	51	2,613
Total long-term marketable securities	2,562	51	2,613
Total marketable securities	$50,414	$168	$50,582

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following is a summary of marketable securities held by NetScout at March 31, 2019, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$27,610	$12	$27,622
Commercial paper	48,722	—	48,722
Total short-term marketable securities	76,332	12	76,344
Corporate bonds	1,007	5	1,012
Total long-term marketable securities	1,007	5	1,012
Total marketable securities	$77,339	$17	$77,356
Contractual maturities of the Company’s marketable securities held at March 31, 2020 and March 31, 2019 were as follows (in thousands):

	March 31, 2020	March 31, 2019
Available-for-sale securities:
Due in 1 year or less	$47,969	$76,344
Due after 1 year through 5 years	2,613	1,012
	$50,582	$77,356

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at March 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at
	March 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$338,489	$—	$—	$338,489
U.S. government and municipal obligations	31,341	—	—	31,341
Commercial paper	—	14,644	—	14,644
Corporate bonds	4,597	—	—	4,597
	$374,427	$14,644	$—	$389,071
LIABILITIES:
Contingent purchase consideration	$—	$—	$(1,748)	$(1,748)
Derivative financial instruments	—	(49)	—	(49)
	$—	$(49)	$(1,748)	$(1,797)

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Company's Level 3 liabilities at March 31, 2020 consisted of contingent purchase consideration related to the two acquisitions that occurred during the fiscal year 2020. The contingent purchase consideration related to the two acquisitions represent amounts deposited into escrow accounts, which were established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The contingent purchase consideration of $0.7 million and $1.0 million related to the Gigavation and Eastwind acquisitions are included as accrued other in the Company's consolidated balance sheet at March 31, 2020. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million of purchase consideration related to the Gigavation acquisition will be paid to the seller in February 2021. The contingent purchase consideration related to the Eastwind acquisition was paid to the seller in April 2020.
The Company's Level 3 assets at March 31, 2019 consisted of contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018. The contingent consideration represented potential future earnout payments to the Company of up to $4.0 million over two years that were contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the divestiture date and was measured using unobservable (Level 3) inputs. The Company recorded a $0.8 million and a $1.6 million change in the fair value of the contingent consideration, which is included in other expense, net within the Company's consolidated statement of operations for the years ended March 31, 2020 and 2019, respectively. The $0.8 million of contingent consideration was included in other assets within the Company’s consolidated balance sheet at March 31, 2019.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended March 31, 2020 (in thousands):

	Contingent Purchase Consideration	Contingent Consideration
Balance at March 31, 2019	$—	$762
Additions to Level 3	(1,800)	—
Change in fair value of contingent consideration	—	(762)
Payments received	52	—
Balance at March 31, 2020	$(1,748)	$—
Accretion income related to the contingent consideration received as partial consideration for the divestiture of the HNT tools business for the fiscal year ended March 31, 2020 was $36 thousand and was included within interest income.
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

NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consisted of the following (in thousands):

	March 31,
	2020	2019
Raw materials	$15,311	$14,432
Work in process	819	1,181
Finished goods	5,376	7,738
Deferred costs	721	2,919
	$22,227	$26,270

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – FIXED ASSETS
Fixed assets consisted of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2020	2019
Furniture and fixtures	3-7	$9,561	$9,373
Computer equipment and internal use software	3-5	170,518	158,797
Demonstration and spare part units	2-5	51,910	17,928
Leasehold improvements (1)	up to 12	19,626	46,662
		251,615	232,760
Less – accumulated depreciation		(193,900)	(173,809)
		$57,715	$58,951
(1) Leasehold improvements are depreciated over the shorter of the lease term or anticipated useful life of the improvement.
Depreciation expense was $23.4 million, $27.4 million and $34.7 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.

NOTE 8 – ACQUISITIONS & DIVESTITURES
Gigavation Acquisition
On February 5, 2020 (the Gigavation Closing Date), the Company acquired 100% of the common stock of Gigavation Incorporated, a cybersecurity company for $8.0 million. Gigavation’s solutions provide security to device communication protocols, end point protection and security analytics. The Gigavation technology and engineering talent have been integrated into our service assurance products in order to support the ongoing enhancement of that products portfolio.
The Company has completed the purchase accounting related to the Gigavation acquisition as of March 31, 2020. Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes. The Company determined Gigavation's results of operations are not material. As such, the pro forma information is not required for fiscal year 2020.
The following table summarizes the allocation of the purchase price (in thousands):

Initial cash payment	$7,200
Estimated fair value of contingent purchase consideration	800
Estimated purchase price	$8,000

The following table reflects the estimated fair value of assets acquired and liabilities assumed (in thousands):

Cash	$7
Accounts receivable	209
Prepaid and other current assets	5
Intangible assets	4,760
Deferred tax liability	(693)
Accounts payable	(50)
Accrued other liabilities	(54)
Goodwill	$3,816

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Of the total consideration, $0.8 million was deposited into an escrow account. The escrow account was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. Generally, indemnification claims that Gigavation would be liable for are limited to the total amount of the escrow account, which shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to the seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Gigavation's shareholders may be liable for additional amounts in excess of the escrow amount. During the year ended March 31, 2020, $0.1 million was withdrawn from the escrow account to satisfy an indemnification claim. Except to the extent that valid indemnification claims are made prior to such time, the remaining $0.7 million will be paid to the seller in February 2021.
In connection with the Gigavation acquisition, certain former employees of Gigavation received restricted stock units. The restricted stock units issued are considered new share-based payment awards granted by NetScout to the former employees of Gigavation. NetScout accounted for these new awards separately from the business combination. The Company recognized share-based compensation net of an estimated forfeiture rate and only recognized compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.
The fair value of the intangible asset was based on a valuation using an income approach. The underlying assumptions include the estimated cash flows to be generated by the technology purchased as part of the acquisition less any returns on contributory assets, if any. This fair value measurement was based on significant inputs not observable in the market and thus represents Level 3 fair value measurements.
The following table reflects the fair value of the acquired identifiable intangible asset and related estimated useful life (in thousands):

	Fair Value	Useful Life (Years)
Developed technology	$4,760	10

The weighted average useful life of the developed technology acquired from Gigavation is 10 years.

Eastwind Acquisition
On April 3, 2019 (the Eastwind Closing Date), the Company completed the acquisition of certain assets and liabilities of Eastwind for $5.2 million. Eastwind's breach analytics cloud analyzes data to identify malicious activity, insider threats and data leakage.
The Company completed the purchase accounting related to the Eastwind acquisition as of June 30, 2019. Goodwill and intangible assets recorded as part of the acquisition are deductible for tax purposes. The Company determined Eastwind's results of operations are not material. As such, the pro forma information is not required for fiscal year 2020.

Initial cash payment	$4,154
Estimated fair value of contingent purchase consideration	1,000
Estimated purchase price	$5,154

The following table reflects the estimated fair value of assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$17
Intangible assets	4,230
Accrued other liabilities	(96)
Goodwill	$1,003

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Of the total consideration, $1.0 million was deposited into an escrow account. The escrow account was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. Generally, indemnification claims that Eastwind would be liable for are limited to the total amount of the escrow account, which shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to the seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Eastwind's shareholders may be liable for additional amounts in excess of the escrow amount. The contingent purchase consideration of $1.0 million was paid to the seller in April 2020.
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
The fair value of intangible asset was based on a valuation using a cost method approach. The underlying assumptions include estimates of cost to replace or reproduce the asset, less adjustments for physical deterioration and functional obsolescence, if relevant. This fair value measurement was based on significant inputs not observable in the market and thus represents Level 3 fair value measurements.
The following table reflects the fair value of the acquired identifiable intangible asset and related estimated useful life (in thousands):

	Fair Value	Useful Life (Years)
Developed technology	$4,230	10

The average useful life of the developed technology acquired from Eastwind is 10 years.

HNT Tools Business Divestiture
On September 14, 2018 (the HNT Divestiture Date), the Company divested its HNT tools business for cash proceeds of $1.3 million and potential future earnout payments of up to $4.0 million over two years that are contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration in the amount of $2.3 million was recognized on the HNT Divestiture Date and was measured using unobservable (Level 3) inputs. The contingent consideration is presented as a non-cash investing activity on the consolidated statement of cash flows. The Company transferred $4.6 million of consideration along with net liabilities of the HNT tools business related to a working capital adjustment during the year ended March 31, 2019. The Company recorded a loss on the divestiture for the year ended March 31, 2019 totaling $9.5 million, which included $1.3 million of transaction costs and $0.5 million of incentive compensation payable to the HNT tools business employees negotiated as part of the sale. In connection with the divestiture, the Company has entered into a transitional services agreement with the buyer to provide certain services for a period of up to eighteen months. Income associated with the transitional services agreement for the fiscal years ended March 31, 2020 and 2019 was $1.2 million and $2.2 million, respectively, and is included within other expense, net in the Company's consolidated statement of operations.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Goodwill of $6.1 million was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes.

NOTE 9 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company assesses goodwill for impairment at the reporting unit level at least annually, as of January 31, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
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
At March 31, 2020 and 2019, the carrying amount of goodwill was $1.7 billion.
In fiscal years 2020 and 2019, the Company's quantitative impairment tests indicated that goodwill was not impaired. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to be a triggering event. As such, the Company performed a quantitative analysis as of March 31, 2020. The quantitative impairment test indicated goodwill was not impaired as of March 31, 2020.
The Company determined the fair value of its reporting unit by preparing a discounted cash flow analysis using forward looking projections of the reporting unit's future operating results and by comparing the value of the reporting unit to the implied market value of selected peers. The assumptions used in the discounted cash flow analysis include: projected revenues, selling margins, and other operating expenditures. The discount rate used is a cost of equity method, which is essentially equal to the "market participant" weighted-average cost of capital (WACC). The goodwill fair value substantially exceeded the carrying value.
The change in the carrying amount of goodwill for the fiscal year ended March 31, 2020 is due to the acquisitions of Eastwind and Gigavation and impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2020 and 2019 are as follows (in thousands):

Balance at March 31, 2018	$1,712,764
Divestiture of the HNT tools business	(4,414)
Foreign currency translation impact	7,135
Balance at March 31, 2019	$1,715,485
Goodwill attributed to the Eastwind acquisition	1,003
Goodwill attributed to the Gigavation acquisition	3,816
Foreign currency translation impact	5,376
Balance at March 31, 2020	$1,725,680
Intangible Assets
The net carrying amounts of intangible assets were $582.2 million and $669.1 million at March 31, 2020 and 2019, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
During fiscal year 2019, the Company completed the divestiture of the HNT tools business. As a result, the net carrying value of the Company's intangible assets was reduced by $10.2 million.
In fiscal year 2020 and 2019, the Company's annual impairment tests indicated that the acquired trade name was not impaired. In the fourth quarter of fiscal year 2019, the Company completed its annual impairment test of the indefinite lived intangible at January 31, 2020 using the qualitative Step 0 assessment. No impairment indicators were observed at January 31, 2020. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and concluded that it was not more likely than not that the trade name was impaired and therefore a quantitative Step 1 assessment was not performed as of March 31, 2020.
Intangible assets include the indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at March 31, 2020 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$249,675	$(191,876)	$57,799
Customer relationships	767,366	(275,361)	492,005
Distributor relationships and technology licenses	6,785	(6,321)	464
Definite-lived trademark and trade name	39,059	(26,246)	12,813
Core technology	7,192	(7,074)	118
Net beneficial leases	336	(336)	—
Non-compete agreements	292	(292)	—
Leasehold interest	500	(500)	—
Backlog	16,223	(16,223)	—
Capitalized software	3,317	(3,202)	115
Other	1,208	(943)	265
	$1,091,953	$(528,374)	$563,579
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Amortization included as product revenue consists of amortization of backlog. Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense during the fiscal years ended March 31, 2020, 2019, and 2018 (in thousands).

	Years Ended March 31,
	2020	2019	2018
Amortization of intangible assets included as:
Product revenue	$—	$—	$9
Cost of product revenue	26,664	34,039	40,286
Operating expense	64,525	74,325	76,661
	$91,189	$108,364	$116,956

The following is the expected future amortization expense at March 31, 2020 for the fiscal years ended March 31 (in thousands):

2021	$80,028
2022	69,657
2023	61,976
2024	53,910
2025	47,665
Thereafter	250,343
Total	$563,579

The weighted average amortization period of developed technology and core technology is 11.2 years. The weighted average amortization period for customer and distributor relationships is 15.9 years. The weighted average amortization period for trademarks and trade names is 8.6 years. The weighted average amortization period for capitalized software is 3.0 years. The weighted average amortization period for all amortizing intangible assets is 14.6 years.

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at March 31, 2020 and 2019 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Derivatives Designated as Hedging Instruments:
Forward contracts	$1,722	$4,550	$—	$58	$49	$68

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

(a)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations at March 31, 2020 and 2019 (in thousands):

	Loss Recognized in OCI on Derivative (a)			Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	March 31,	March 31,		March 31,	March 31,
	2020	2019	Location	2020	2019
Forward contracts	$(103)	$(696)	Research and development	$(19)	$164
			Sales and marketing	47	411
	$(103)	$(696)		$28	$575

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

NOTE 11 – RESTRUCTURING CHARGES
During the fourth quarter of fiscal year 2017, the Company restructured certain departments to better align functions subsequent to the Comms Transaction. Communication of the plan to the impacted employees was substantially completed on March 31, 2017. As a result of the workforce reduction, during the fiscal year ended March 31, 2017, the Company recorded a restructuring charge totaling $1.9 million related to one-time termination benefits and $0.4 million in facility related charges. All of the workforce reduction was completed during the second quarter of fiscal year 2018 and as a result the Company recorded an additional charge for one-time termination benefits and facility-related costs of $0.9 million during the fiscal year ended March 31, 2018. The one-time termination benefits and facilities-related costs related to this plan were paid in full during the fiscal year ended March 31, 2018.
During the fiscal year ended March 31, 2018, the Company restructured certain departments to better align functions. As a result of the workforce reduction, during the fiscal year ended March 31, 2018, the Company recorded a restructuring charge totaling $5.1 million related to one-time termination benefits for the employees that were notified during the period. Additional one-time termination benefit charges and facility-related costs of $1.7 million were recorded during the fiscal year ended March 31, 2019. The one-time termination benefits and facility-related costs related to this plan were paid in full during the fiscal year ended March 31, 2019.
During the fiscal year ended March 31, 2019, the Company implemented a voluntary separation program (VSP) for employees who met certain requirements to reduce overall headcount. As a result of the related workforce reduction, the Company recorded restructuring charges totaling $17.2 million related to one-time termination benefits for employees who voluntarily terminated their employment with the Company during the period. Additional one-time termination benefit charges of $0.1 million were recorded in the fiscal year ended March 31, 2020. The one-time termination benefits were paid in full by the end of the first quarter of the fiscal year ended March 31, 2020.
During the fiscal year ended March 31, 2020, the Company approved two restructuring plans. During the second quarter of the fiscal year ended March 31, 2020, the Company restructured certain departments to better align functions. As a result of the workforce reduction, the Company recorded a restructuring charge totaling $0.5 million during the year ended March 31, 2020. The one-time termination benefits are expected to be paid in full during the first three months of the fiscal year ending March 31, 2021. During the fourth quarter of the fiscal year ended March 31, 2020, the Company restructured certain departments to better align functions. As a result of the workforce reduction, the Company recorded a restructuring charge totaling $2.1 million during the fiscal year ended March 31, 2020. The one-time termination benefits are expected to be paid in full by the second quarter of the fiscal year ending March 31, 2021.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	Q4 FY2017 Plan		FY2018 Plan		VSP	Q2 FY20 Plan	Q4 FY20 Plan
	Employee-Related	Facilities Related	Employee-Related	Facilities Related	Employee-Related	Employee-Related	Employee-Related	Total
Balance at March 31, 2017	$1,550	$405	$—	$—	$—	$—	$—	$1,955
Restructuring charges to operations	729	208	5,085	—	—	—	—	6,022
Cash payments	(1,867)	(374)	(1,331)	—	—	—	—	(3,572)
Other adjustments	(412)	(239)	(58)	—	—	—	—	(709)
Balance at March 31, 2018	$—	$—	$3,696	$—	$—	$—	$—	$3,696
Restructuring charges to operations	—	—	1,017	643	17,248	—	—	18,908
Cash payments	—	—	(4,240)	(458)	(17,329)	—	—	(22,027)
Other adjustments	—	—	(473)	(185)	81	—	—	(577)
Balance at March 31, 2019	$—	$—	$—	$—	$—	$—	$—	$—
Restructuring charges to operations					123	465	2,069	2,657
Cash payments					(123)	(434)	(339)	(896)
Other adjustments					—	(28)	(13)	(41)
Balance at March 31, 2020	$—	$—	$—	$—	$—	$3	$1,717	$1,720

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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of the Company's common stock under the Company's common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the fiscal year ended March 31, 2020, the Company repaid $100.0 million of borrowings under the Amended Credit Agreement. At March 31, 2020, $450 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2019, until the Company has delivered financial statements for the quarter ended March 31, 2020, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
On July 27, 2017, the U.K. Financial Conduct Authority (FCA) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. The Company's Amended Credit Agreement provides for the Administrative

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Agent to determine if (i) adequate and reasonable means do not exist for ascertaining the LIBOR rate or (ii) the FCA or Government Authority having jurisdiction over the Administrative Agent has made a public statement identifying a specific date after which the LIBOR rate shall no longer be used for determining interest rates for loans and the Administrative Agent determines that (i) and (ii) above are unlikely to be temporary then the Administrative Agent and the Company would agree to transition to an Alternate Base Rate borrowing as described above or amend the Credit Agreement to establish an alternate rate of interest to LIBOR that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2019 until the Company has delivered financial statements for the quarter ended March 31, 2020, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At March 31, 2020, the Company was in compliance with all of these covenants.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Company has capitalized debt issuance costs totaling $12.2 million at March 31, 2020, which are being amortized over the life of the revolving credit facility. The unamortized balance was $4.9 million as of March 31, 2020. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $3.2 million was included as other assets in the Company's consolidated balance sheet.
NOTE 13 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Year Ended March 31,
	2020	2019	2018
Numerator:
Net income (loss)	$(2,754)	$(73,324)	$79,812
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	75,162	78,617	87,425
Dilutive common equivalent shares:
Weighted average restricted stock units	—	—	836
Denominator for diluted net income (loss) per share - weighted average shares outstanding	75,162	78,617	88,261
Net income (loss) per share:
Basic net income (loss) per share	$(0.04)	$(0.93)	$0.91
Diluted net income (loss) per share	$(0.04)	$(0.93)	$0.90

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Year Ended March 31,
	2020	2019	2018
Restricted stock units	675	706	1,450
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of unrecognized compensation expense. As the Company incurred a net loss in the fiscal years ended March 31, 2020 and 2019, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average share outstanding.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 14 – TREASURY STOCK
On May 19, 2015, the Company’s Board of Directors approved a share repurchase program, conditional upon the completion of the Comms Transaction. This program enabled the Company to repurchase up to 20 million shares of its common stock. This plan became effective on July 14, 2015 upon the completion of the Comms Transaction and replaced the Company's previously existing open market stock repurchase program. The Company was not obligated to acquire any specific amount of common stock within any particular timeframe under this program. The Company repurchased 6,773,438 shares for $227.6 million in the open market under this stock repurchase plan during the fiscal year ended March 31, 2018. At March 31, 2018, there were no shares of common stock that remained available to be purchased under this plan.
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
The Company repurchased an additional 7,116,159 shares for $175.0 million, and 543,251 shares for $14.5 million under the twenty-five million share repurchase program during the fiscal years ended March 31, 2020 and 2019, respectively. At March 31, 2020, 7,243,431 shares of common stock remained available to be purchased under the current repurchase program.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 519,241 shares for $11.9 million, 451,683 shares for $11.9 million and 408,097 shares for $13.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2020, 2019 and 2018, respectively. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under those programs.

NOTE 15 – STOCK PLANS
2011 Employee Stock Purchase Plan
On September 7, 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. On November 8, 2018, the Company increased the number of shares available under the ESPP by an additional 3,000,000 shares. The Company implemented the ESPP on March 1, 2012. Eligible employees may purchase shares of the Company’s common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company’s common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 if the contribution period is within any calendar year. However, if contribution periods overlap calendar years, an individual participant is eligible to utilize the unused portion of the $25,000 limit from the subsequent purchase in the current purchase up to $50,000. Under the ESPP, shares of the company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through the last day of February of each year. During the fiscal year ended March 31, 2020, employees purchased 594,661 shares under the ESPP with a weighted average purchase price per share of $23.92. At March 31, 2020, 2,313,482 shares were available for future issuance under the ESPP.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

2019 Equity Incentive Plan
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
The aggregate number of shares available for issuance under the 2019 Plan will increase by 2.76 shares for each share: (i) subject to an award granted under the Amended 2007 Plan or 2019 Plan that are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to an award under the Amended 2007 Plan or 2019 Plan that are not issued because such award is settled in cash; (iii) any shares issued pursuant to an award granted under the Amended 2007 Plan or 2019 Plan that are forfeited back to or repurchased by the Company because of failure to vest; and (iv) any shares that are reacquired or withheld by the Company to satisfy tax withholding obligations in connection with common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the Amended 2007 Plan and 2019 Plan. Furthermore, the share reserve under the 2019 Plan is reduced by one share for each share of common stock issued pursuant to a stock option or stock appreciation right and 2.76 shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the 2019 Plan on or after September 12, 2019. At March 31, 2020, an aggregate of 4,274,473 shares of unvested equity awards were outstanding under the 2019 Plan.
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
Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its independent directors, approximately 2% for awards granted to its senior executives, and approximately 5% granted to all remaining employees during the fiscal years ended March 31, 2020, 2019 and 2018.
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under the Company's employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Year Ended March 31,
	2020	2019	2018
Cost of product revenue	$1,069	$1,463	$1,159
Cost of service revenue	5,774	5,959	4,824
Research and development	15,511	17,321	14,711
Sales and marketing	17,085	18,923	15,213
General and administrative	11,422	12,662	11,410
	$50,861	$56,328	$47,317

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Transactions under the Amended 2007 and 2019 Plan during the fiscal years ended March 31, 2020, 2019 and 2018 are summarized in the table below.

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2017	3,610,301	$30.24
Granted	1,962,590	34.01
Vested	(1,216,585)	31.09
Canceled	(277,526)	31.70
Outstanding – March 31, 2018	4,078,780	$31.77
Granted	2,178,339	30.10
Vested	(1,438,219)	32.49
Canceled	(608,245)	30.52
Outstanding – March 31, 2019	4,210,655	$30.84
Granted	2,062,110	26.32
Vested	(1,651,284)	31.03
Canceled	(347,008)	29.74
Outstanding – March 31, 2020	4,274,473	$28.68

At March 31, 2020, there were 6,967,333 shares of common stock available for grant under the 2019 Plan.
The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the 2019 Plan.
The aggregate intrinsic value of stock options exercised and the fair value of restricted stock units vested at March 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended March 31,
	2020	2019	2018
Total fair value of restricted stock unit awards vested	$37,783	$38,070	$40,539
At March 31, 2020, the total unrecognized compensation cost related to restricted stock unit awards was $93.6 million, which is expected to be amortized over a weighted-average period of 1.4 years.

NOTE 16 – PENSION BENEFIT PLANS
401(k) Plan
The Company has a defined contribution program for certain employees that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 50% of the employee’s contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $6.7 million, $6.6 million and $8.0 million to the plan for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.
Defined Benefit Pension Plan
Certain of the Company's non-U.S. employees participate in certain noncontributory defined benefit pension plans. None of the Company's employees in the U.S. participate in any noncontributory defined benefit pension plans. In general, these plans are funded based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The components of the change in benefit obligation of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2020	2019
Benefit obligation, at beginning of year	$34,895	$33,464
Service cost	341	304
Interest cost	603	704
Benefits paid and other	(359)	(302)
Actuarial loss (gain)	(1,644)	3,254
Foreign exchange rate impact	(1,031)	(2,529)
Benefit obligation, at end of year	$32,805	$34,895
The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2020	2019
Fair value of plan assets, at beginning of year	$—	$—
Employer direct benefit payments	359	302
Benefits paid and other	(359)	(302)
Fair value of plan assets, at end of year	$—	$—
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the fiscal years ended March 31, 2020, 2019, and 2018 (in thousands):

	Year Ended March 31,
	2020	2019	2018
Service cost	$341	$304	$407
Interest cost	603	704	718
Net periodic pension cost	$944	$1,008	$1,125

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	March 31,	March 31,	March 31,
	2020	2019	2018
Discount rate	1.90%	1.80%	2.30%
Rate of compensation increase	3.00%	3.00%	2.25%
As of March 31, 2020, unrecognized actuarial gain of $1.6 million ($1.1 million, net of tax) which have not yet been recognized in net periodic pension cost are included in accumulated other comprehensive income (loss). The unrecognized actuarial gains and losses are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs. None of this amount is expected to be recognized in net periodic pension costs during the fiscal year ending March 31, 2021. No plan assets are expected to be returned to the Company during the fiscal year ending March 31, 2021.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Expected Contributions
During the fiscal year ended March 31, 2020, the Company contributed $359 thousand to its defined benefit pension plan. The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plan in the periods indicated (in thousands):

2021	$409
2022	$454
2023	$515
2024	$562
2025	$662
2026 - 2031	$4,741

NOTE 17 – INCOME TAXES
Income (loss) before income tax expense (benefit) consisted of the following (in thousands):

	Year Ended March 31,
	2020	2019	2018
Domestic	$(1,502)	$(107,088)	$(35,032)
Foreign	3,426	14,176	16,373
	$1,924	$(92,912)	$(18,659)
The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended March 31,
	2020	2019	2018
Current income tax expense:
Federal	$2,817	$3,902	$14,191
State	1,850	(136)	1,925
Foreign	9,712	10,618	12,249
	14,379	14,384	28,365
Deferred income tax benefit:
Federal	(5,287)	(25,347)	(113,122)
State	(2,897)	(3,845)	(10,037)
Foreign	(1,517)	(4,780)	(3,677)
	(9,701)	(33,972)	(126,836)
	$4,678	$(19,588)	$(98,471)

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The income tax expense (benefit) computed using the federal statutory income tax rate differs from NetScout's effective tax rate primarily due to the following:

	Year Ended March 31,
	2020	2019	2018
Statutory U.S. federal tax rate	21.0%	21.0%	31.6%
State taxes, net of federal tax effect	(47.8)	3.4	6.9
Research and development tax credits	(245.9)	7.1	39.5
Effect of foreign operations	(66.9)	(0.1)	14.0
Meals and entertainment	43.7	(1.0)	(6.7)
Domestic production activities deduction	—	—	13.8
Change in valuation allowance	250.0	2.2	(0.2)
Internal restructuring charges	196.5	—	—
Stock compensation	172.1	(2.6)	(2.5)
Divestiture	—	(1.0)	—
GILTI/FDII	(174.3)	2.9	—
BEAT	—	(7.0)	—
2017 Tax Act (transition tax and re-measurement of deferreds)	—	0.4	454.1
Foreign withholding	220.6	(3.1)	(21.0)
Provision to return	(152.8)	(1.0)	0.8
Other permanent differences	26.9	(0.1)	(2.6)
	243.1%	21.1%	527.7%

The components of net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended March 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$5,060	$4,359
Deferred revenue	14,420	11,278
Reserves	3,216	5,463
Pension and other retiree benefits	5,078	5,960
Net operating loss carryforwards	12,443	14,992
Tax credit carryforwards	14,138	9,043
Share-based compensation	4,534	5,505
Operating lease liability	18,213	—
Other	20	166
Total gross deferred tax assets	77,122	56,766
Valuation allowance	(5,641)	(835)
Net deferred tax assets	71,481	55,931
Deferred tax liabilities:
Intangible assets	(146,950)	(164,199)
Other deferred liabilities	(8,061)	(1,609)
Operating lease right-of-use asset	(15,152)	—
Depreciation	(9,492)	(7,134)
Total deferred tax liability	$(108,174)	$(117,011)

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets by considering all positive and negative evidence relating to future profitability. The Company weighs objective and verifiable evidence more heavily in this analysis. In situations where the Company concludes that it does not have sufficient objective and verifiable evidence to support the realizability of the asset it creates a valuation allowance against it. As a result, the Company established a valuation allowance of $0.8 million as of March 31, 2019 and $5.6 million as of March 31, 2020, representing an increase of $4.8 million. The increase in the valuation allowance as of March 31, 2020, as compared to March 31, 2019, is primarily related to deferred tax assets related to foreign tax credits that the Company believes are not more likely than not to be realized. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through a tax benefit recorded in the period such determination is made.
At March 31, 2020, the Company had U.S. federal net operating loss carry forwards of approximately $19 million, state net operating loss carryforwards of approximately $34 million and tax credit carryforwards of approximately $12 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2021. The Company also had foreign net operating loss carryforwards of approximately $45 million at March 31, 2020 and tax credit carryforwards of approximately $4 million. The majority of foreign net operating losses have no expiration dates. Utilization of the U.S. net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state tax provisions.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years ended March 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended March 31,
	2020	2019	2018
Balance at April 1,	$1,314	$2,215	$2,926
Additions based on tax positions related to the current year	49	28	126
Release of tax positions of prior years	(212)	(194)	(481)
Decrease relating to settlements with taxing authorities	—	(735)	(356)
Balance at March 31,	$1,151	$1,314	$2,215
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
During fiscal year 2019, we completed our analysis and recording of all the tax effects related to the Tax Cuts and Jobs Act (TCJA), as required under SAB 118, and recorded a benefit of $87.0 million due to the re-measurement of our deferred taxes and a $2.0 million one-time transition tax.
The Company is subject to a territorial tax system under the TCJA, in which we are required to provide for tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The Company has established an accounting policy to provide for tax expense related to GILTI in the year the tax is incurred as a period expense.
As a result of the TJCA, the Company expects that foreign earnings can be repatriated tax efficiently. Specifically, foreign earnings will not be indefinitely reinvested where the Company can repatriate those earnings in a tax efficient manner acceptable to management and which comply with local statutory and operational requirements. The Company repatriated certain previously taxed historical earnings during the current fiscal year in a tax efficient manner. The Company continues to

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

assert that any remainder of historical book over tax basis differences will be permanently reinvested. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these differences.

NOTE 18 – LEASES
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
The components of operating lease cost for the fiscal year ended March 31, 2020 were as follows (in thousands):

Lease cost under long-term operating leases	$13,318
Lease cost under short-term operating leases	4,172
Variable lease cost under short-term and long-term operating leases	4,259
Total operating lease cost	$21,749

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The table below presents supplemental cash flow information related to leases during the fiscal year ended March 31, 2020 (in thousands):

Right-of-use assets obtained in exchange for new operating lease liabilities	$11,127

Weighted average remaining lease term in years and weighted average discount rate are as follows:

Weighted average remaining lease term in years - operating leases	8.59

Weighted average discount rate - operating leases	4.1%

Future minimum payments under non-cancellable leases at March 31, 2020 are as follows (in thousands):

Year Ending March 31,
2021	$12,479
2022	13,626
2023	11,564
2024	10,167
2025	10,019
Thereafter	38,282
Total lease payments	$96,137
Less imputed interest	(15,142)
Present value of lease liabilities	$80,995

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

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Acquisition- and Divestiture-Related
The Company's Level 3 liabilities at March 31, 2020 consisted of contingent purchase consideration related to the two acquisitions that occurred during the fiscal year 2020. The contingent purchase consideration related to the two acquisitions represent amounts deposited into escrow accounts, which were established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The contingent purchase consideration of $0.7 million and $1.0 million related to the

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Gigavation and Eastwind acquisitions are included as accrued other in the Company's consolidated balance sheet at March 31, 2020. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million of purchase consideration related to the Gigavation acquisition will be paid to the seller in February 2021. The contingent purchase consideration related to the Eastwind acquisition was paid to the seller in April 2020.

The Company had a contingent consideration asset related to the divestiture of its HNT tools business in September 2018. The contingent consideration asset represented potential future earnout payments to the Company of up to $4.0 million over two years that were contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. The contingent consideration asset at March 31, 2020 and 2019 was $0 and $0.8 million, respectively.
The Company had a contingent liability at March 31, 2018 for $0.5 million related to the acquisition of Efflux in July 2017 for which an escrow account was established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The $0.5 million was paid to the sellers in July 2018.
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
Unconditional Purchase Obligations
At March 31, 2020, the Company had unconditional purchase obligations of $35.5 million, which represent estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Other Contingent Liabilities
During fiscal year 2020, one of the Company’s subsidiaries, located in the United Kingdom (UK), determined that value added tax (VAT) was not properly applied to certain supplies of service to the UK. The Company filed a blank disclosure with HM Revenue & Customs (HMRC) notifying HMRC of these application differences, and subsequently filed a voluntary disclosure agreement (VDA). The VDA covered the period of March 1, 2016 through February 29, 2020. The penalties associated with the application differences can range from 0%-30% of the underpayment and are based on objective and subjective determinations to be made by HMRC. At March 31, 2020 the Company has accrued the penalties that it believes are probable and estimable of assessment by HMRC. A majority of the difference in the Company's application of the VAT rules relates to services for which the subsidiary did not collect VAT from its customers and for which customers would have been eligible to reclaim under the UK VAT regime. Based on these facts the Company currently believes that it is probable that it will not be required to settle these amounts separately with its customers and HMRC, hence the Company has not recorded a payable to HMRC and a receivable from its customers for these amounts. The Company believes that it is reasonably possible that HMRC will require separate settlement; if that occurred, the Company would be required to collect approximately £16 million from its current customers and remit that amount to HMRC.

NOTE 20 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company’s policies mandate compliance with economic sanctions and export controls.
Total revenue by geography is as follows (in thousands):

	Year Ended March 31,
	2020	2019	2018
United States	$545,620	$553,267	$581,853
Europe	154,510	148,036	174,445
Asia	59,939	72,355	88,917
Rest of the world	131,751	136,260	141,572
	$891,820	$909,918	$986,787
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

NOTE 21 – QUARTERLY RESULTS OF OPERATIONS – UNAUDITED
The following table sets forth certain unaudited quarterly results of operations of NetScout for the fiscal years ended March 31, 2020 and 2019. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	(in thousands, except per share data)
	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018
Revenue	$229,351	$260,024	$216,421	$186,024	$235,002	$246,008	$223,797	$205,111
Gross profit	$166,619	$194,439	$157,289	$131,281	$176,466	$176,424	$159,817	$143,084
Net income (loss)	$7,336	$36,725	$(17,472)	$(29,343)	$19,211	$(3,603)	$(26,428)	$(62,504)
Diluted net income (loss) per share	$0.10	$0.49	$(0.23)	$(0.38)	$0.24	$(0.05)	$(0.34)	$(0.78)

NetScout Systems, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Resulting in Charges to Operations	Charges to Other Accounts	Deductions Due to Write-Offs	Balance at End of Year
Year ended March 31, 2018
Allowance for doubtful accounts	$2,066	$695	$(346)	$(424)	$1,991
Deferred tax asset valuation allowance	$3,374	$—	$—	$(266)	$3,108
Year ended March 31, 2019
Allowance for doubtful accounts	$1,991	$826	$(464)	$(770)	$1,583
Deferred tax asset valuation allowance	$3,108	$905	$—	$(3,178)	$835
Year ended March 31, 2020
Allowance for doubtful accounts	$1,583	$1,450	$(1,202)	$(481)	$1,350
Deferred tax asset valuation allowance	$835	$4,806	$—	$—	$5,641

S-1