Form 10-Q
period 2020-06-30
NETSCOUT SYSTEMS INC
filed 2020-08-06
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 30, 2020 was 72,455,170.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2020	March 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$403,306	$338,489
Marketable securities	23,202	47,969
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $853 and $1,350 at June 30, 2020 and March 31, 2020, respectively	138,793	213,514
Inventories and deferred costs	27,300	22,227
Prepaid income taxes	12,392	13,505
Prepaid expenses and other current assets	25,782	24,039
Total current assets	630,775	659,743
Fixed assets, net	55,228	57,715
Operating lease right-of-use assets	68,025	68,583
Goodwill	1,721,649	1,725,680
Intangible assets, net	569,477	582,179
Deferred income taxes	6,491	6,220
Long-term marketable securities	—	2,613
Other assets	15,882	17,770
Total assets	$3,067,527	$3,120,503
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,288	$20,004
Accrued compensation	53,688	75,632
Accrued other	25,875	21,840
Income taxes payable	233	903
Deferred revenue and customer deposits	249,382	270,281
Current portion of operating lease liabilities	11,026	10,337
Total current liabilities	357,492	398,997
Other long-term liabilities	14,449	10,039
Deferred tax liability	111,194	114,394
Accrued long-term retirement benefits	35,120	34,256
Long-term deferred revenue and customer deposits	100,100	104,240
Operating lease liabilities, net of current portion	69,355	70,658
Long-term debt	450,000	450,000
Total liabilities	1,137,710	1,182,584
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2020 and March 31, 2020	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 122,353,504 and 122,006,077 shares issued and 72,455,170 and 72,220,906 shares outstanding at June 30, 2020 and March 31, 2020, respectively	122	122
Additional paid-in capital	2,903,055	2,891,553
Accumulated other comprehensive loss	(2,241)	(3,160)
Treasury stock at cost, 49,898,334 and 49,785,171 shares at June 30, 2020 and March 31, 2020, respectively	(1,309,038)	(1,305,935)
Retained earnings	337,919	355,339
Total stockholders' equity	1,929,817	1,937,919
Total liabilities and stockholders' equity	$3,067,527	$3,120,503
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Revenue:
Product	$71,693	$75,719
Service	112,122	110,305
Total revenue	183,815	186,024
Cost of revenue:
Product	21,152	26,935
Service	31,828	27,808
Total cost of revenue	52,980	54,743
Gross profit	130,835	131,281
Operating expenses:
Research and development	45,381	43,727
Sales and marketing	59,434	73,525
General and administrative	25,153	22,211
Amortization of acquired intangible assets	15,261	16,143
Restructuring charges	93	123
Total operating expenses	145,322	155,729
Loss from operations	(14,487)	(24,448)
Interest and other expense, net:
Interest income	265	1,658
Interest expense	(3,074)	(6,365)
Other income (expense), net	(1,971)	308
Total interest and other expense, net	(4,780)	(4,399)
Loss before income tax (benefit) expense	(19,267)	(28,847)
Income tax (benefit) expense	(1,847)	496
Net loss	$(17,420)	$(29,343)
Basic net loss per share	$(0.24)	$(0.38)
Diluted net loss per share	$(0.24)	$(0.38)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	72,303	77,302
Net loss per share - diluted	72,303	77,302
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Net loss	$(17,420)	$(29,343)
Other comprehensive income (loss):
Cumulative translation adjustments	953	(561)
Changes in market value of investments:
Changes in unrealized (losses) gains, net of (benefit) taxes of ($23) and $6, respectively	(74)	35
Total net change in market value of investments	(74)	35
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefit) of $3 and ($19), respectively	8	(54)
Reclassification adjustment for net gains included in net loss, net of taxes of $10 and $11, respectively	32	35
Total net change in market value of derivatives	40	(19)
Other comprehensive income (loss)	919	(545)
Total comprehensive loss	$(16,501)	$(29,888)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2020	122,006,077	$122	$2,891,553	$(3,160)	49,785,171	$(1,305,935)	$355,339	$1,937,919
Net loss							(17,420)	(17,420)
Unrealized net investment losses				(74)				(74)
Unrealized net gains on derivative financial instruments				40				40
Cumulative translation adjustments				953				953
Issuance of common stock pursuant to vesting of restricted stock units	347,427	—						—
Stock-based compensation expense for restricted stock units granted to employees			11,502					11,502
Repurchase of treasury stock					113,163	(3,103)		(3,103)
Balance, June 30, 2020	122,353,504	$122	$2,903,055	$(2,241)	49,898,334	$(1,309,038)	$337,919	$1,929,817

	Three Months Ended June 30, 2019
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2019	119,760,132	$120	$2,828,922	$(2,639)	42,149,771	$(1,119,063)	$358,093	$2,065,433
Net loss							(29,343)	(29,343)
Unrealized net investment gains				35				35
Unrealized net losses on derivative financial instruments				(19)				(19)
Cumulative translation adjustments				(561)				(561)
Issuance of common stock pursuant to vesting of restricted stock units	362,886	—						—
Stock-based compensation expense for restricted stock units granted to employees			12,079					12,079
Repurchase of treasury stock					1,418,949	(36,189)		(36,189)
Balance, June 30, 2019	120,123,018	$120	$2,841,001	$(3,184)	43,568,720	$(1,155,252)	$328,750	$2,011,435

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,420)	$(29,343)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	26,009	29,335
Operating lease right-of-use assets	2,576	2,552
Loss on disposal of fixed assets	33	—
Share-based compensation expense	12,096	12,743
Net change in fair value of contingent and contractual liabilities	—	541
Accretion of contingent consideration	—	(18)
Deferred income taxes	(3,722)	830
Other losses (gains)	45	(81)
Changes in assets and liabilities
Accounts receivable and unbilled costs	75,152	75,092
Inventories	(5,544)	(1,208)
Prepaid expenses and other assets	(167)	4,238
Accounts payable	(2,423)	(634)
Accrued compensation and other expenses	(13,221)	(16,332)
Operating lease liabilities	(2,634)	(3,425)
Income taxes payable	(378)	85
Deferred revenue	(25,471)	(24,917)
Net cash provided by operating activities	44,931	49,458
Cash flows from investing activities:
Purchase of marketable securities	(5,743)	(41,039)
Proceeds from sales and maturity of marketable securities	33,026	28,995
Purchase of fixed assets	(2,605)	(3,287)
Purchase of intangible assets	(4,237)	—
Decrease in deposits	102	—
Acquisition of businesses	—	(4,154)
Net cash provided by (used in) investing activities	20,543	(19,485)
Cash flows from financing activities:
Payment of contingent consideration	(1,000)	—
Repayment of long-term debt	—	(50,000)
Treasury stock repurchases	—	(30,708)
Tax withholding on restricted stock units	(3,103)	(3,012)
Net cash used in financing activities	(4,103)	(83,720)
Effect of exchange rate changes on cash and cash equivalents	2,446	(1,163)
Net increase (decrease) in cash and cash equivalents and restricted cash	63,817	(54,910)
Cash and cash equivalents and restricted cash, beginning of period	340,237	409,820
Cash and cash equivalents and restricted cash, end of period	$404,054	$354,910
Supplemental disclosures:
Cash paid for interest	$2,298	$5,639
Cash paid for income taxes	$1,474	$3,211
Non-cash transactions:
Transfers of inventory to fixed assets	$491	$862
Additions to property, plant and equipment included in accounts payable	$309	$794
Contingent consideration related to acquisition, included in accrued other	$—	$1,000
Unsettled share repurchases, included in accounts payable	$—	$2,469
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission on May 20, 2020.
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
Under Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic
205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company is taking precautionary actions to reduce costs and spending across the organization. This includes limiting discretionary spending and reducing hiring activities. The Company has temporarily halted its stock repurchase program, although the repurchase authorization remains effective, as it preserves capital given the COVID-19 and economic uncertainties at this time. In addition, based on covenant levels at June 30, 2020, the Company has an incremental $304 million available under the $1.0 billion revolving credit facility. The Company expects net cash provided by operating activities combined with cash, cash equivalents, and marketable securities and borrowing availability under the Company's revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption is not expected to have a material impact on the Company's financial position, results of operations, and disclosures.
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
In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Company adopted the guidance as of April 1, 2020. The adoption has not had a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, Fair Value Measurement. The Company adopted the guidance as of April 1, 2020. The adoption has not had a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company adopted the guidance prospectively as of April 1, 2020. The adoption did not result in a cumulative adjustment to retained earnings and has not had an impact on the Company's consolidated financial statements other than with respect to the updated disclosure requirements.
NOTE 2 – REVENUE
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
During the three months ended June 30, 2020, the Company recognized revenue of $91.1 million related to the Company's deferred revenue balance reported at March 31, 2020.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at June 30, 2020.
At June 30, 2020, the Company had total deferred revenue of $349.5 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $249.4 million, or 71%, of this revenue during the next 12 months, and expects to recognize the remaining $100.1 million, or 29%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, and the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue, or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $10.7 million and $11.1 million at June 30, 2020 and March 31, 2020, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have any significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the three months ended June 30, 2020.
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
At June 30, 2020, the consolidated balance sheet included $7.7 million in assets related to sales commissions to be expensed in future periods. A balance of $4.4 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included in other assets in the Company's consolidated balance sheet at June 30, 2020. At March 31, 2020, the consolidated balance sheet included $7.2 million in assets related to sales commissions to be expensed in future periods. A balance of $3.9 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included in other assets in the Company's consolidated balance sheet at March 31, 2020.
During the three months ended June 30, 2020 and 2019, the Company recognized $1.6 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
Allowance for Doubtful Accounts
The Company continually monitors collections from its customers. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors, including but not limited to, analysis of the aging schedules, past due balances, historical collection experience and prevailing economic conditions.
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

Balance at March 31, 2020	$1,350
Provision for allowance for doubtful accounts	24
Recoveries and other adjustments	(497)
Write off charged against the allowance for doubtful accounts	(24)
Balance at June 30, 2020	$853

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At June 30, 2020 and March 31, 2020, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three months ended June 30, 2020 and 2019, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue.

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
NOTE 4 – SHARE-BASED COMPENSATION
The following is a summary of share-based compensation expense including restricted stock units pursuant to the Company's 2007 Equity Incentive Plan, as amended (Amended 2007 Plan), and 2019 Equity Incentive Plan (2019 Plan) and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan, as amended, (ESPP), based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended
	June 30,
	2020	2019
Cost of product revenue	$245	$267
Cost of service revenue	1,350	1,467
Research and development	3,781	3,819
Sales and marketing	3,992	4,135
General and administrative	2,728	3,055
	$12,096	$12,743
On September 12, 2019, the Company’s stockholders approved the 2019 Plan, which replaced the Company’s Amended 2007 Plan. The 2019 Plan permits the granting of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, collectively referred to as "share-based awards." Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period.
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2020. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year.
NOTE 5 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash at June 30, 2020 and U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at March 31, 2020.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2020	March 31, 2020	June 30, 2019	March 31, 2019
Cash and cash equivalents	$403,306	$338,489	$353,721	$409,632
Restricted cash	748	1,748	1,189	188
Total cash, cash equivalents and restricted cash	$404,054	$340,237	$354,910	$409,820
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at June 30, 2020, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$10,570	$70	$10,640
Commercial paper	10,626	—	10,626
Corporate bonds	1,921	15	1,936
Total short-term marketable securities	23,117	85	23,202
Total long-term marketable securities	—	—	—
Total marketable securities	$23,117	$85	$23,202
The following is a summary of marketable securities held by NetScout at March 31, 2020, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$28,621	$107	$28,728
Commercial paper	14,644	—	14,644
Corporate bonds	4,587	10	4,597
Total short-term marketable securities	47,852	117	47,969
U.S. government and municipal obligations	2,562	51	2,613
Total long-term marketable securities	2,562	51	2,613
Total marketable securities	$50,414	$168	$50,582
Contractual maturities of the Company's marketable securities held at June 30, 2020 and March 31, 2020 were as follows (in thousands):

	June 30, 2020	March 31, 2020
Available-for-sale securities:
Due in 1 year or less	$23,202	$47,969
Due after 1 year through 5 years	—	2,613
	$23,202	$50,582

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at June 30, 2020 and March 31, 2020 (in thousands):

	Fair Value Measurements at
	June 30, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$403,306	$—	$—	$403,306
U.S. government and municipal obligations	10,640	—	—	10,640
Commercial paper	—	10,626	—	10,626
Corporate bonds	1,936	—	—	1,936
Derivative financial instruments	—	21	—	21
	$415,882	$10,647	$—	$426,529
LIABILITIES:
Contingent purchase consideration	$—	$—	$(748)	$(748)
Derivative financial instruments	—	(20)	—	(20)
	$—	$(20)	$(748)	$(768)

	Fair Value Measurements at
	March 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$338,489	$—	$—	$338,489
U.S. government and municipal obligations	31,341	—	—	31,341
Commercial paper	—	14,644	—	14,644
Corporate bonds	4,597	—	—	4,597
	$374,427	$14,644	$—	$389,071
LIABILITIES:
Contingent purchase consideration	$—	$—	$(1,748)	$(1,748)
Derivative financial instruments	$—	$(49)	$—	$(49)
	$—	$(49)	$(1,748)	$(1,797)
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
The Company's Level 3 liabilities consists of contingent purchase considerations.

The Company had a contingent liability at June 30, 2020 and March 31, 2020 for $0.7 million related to the acquisition of Gigavation Incorporated (Gigavation) in February 2020. The contingent purchase consideration represents amounts deposited into an escrow account which was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The $0.7 million of contingent purchase consideration was included in accrued other in the Company’s consolidated balance sheet at June 30, 2020 and March 31, 2020. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million will be paid to the seller in February 2021.
The Company had a contingent liability at March 31, 2020 related to the acquisition of Eastwind Networks, Inc. (Eastwind) in April 2019. The contingent purchase consideration represented amounts deposited into an escrow account which was established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The contingent purchase consideration of $1.0 million was included as accrued other in the Company's consolidated balance sheet at March 31, 2020. The contingent purchase consideration of $1.0 million was paid to the seller in April 2020.
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial liabilities for the three months ended June 30, 2020 (in thousands):

Contingent Purchase Consideration
Balance at March 31, 2020	$(1,748)
Payments made	1,000
Balance at June 30, 2020	$(748)
NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2020	March 31, 2020
Raw materials	$18,475	$15,311
Work in process	222	819
Finished goods	6,617	5,376
Deferred costs	1,986	721
	$27,300	$22,227
NOTE 8 - ACQUISITIONS & DIVESTITURES

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
Goodwill of $3.8 million was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes.
Eastwind Acquisition
        On April 3, 2019 (the Eastwind Closing Date), the Company completed the acquisition of certain assets and liabilities of Eastwind for $5.2 million. Eastwind's breach analytics cloud analyzes data to identify malicious activity, insider threats and data leakage.

        Goodwill of $1.0 million was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill and intangible assets recorded as part of the acquisition are deductible for tax purposes.
HNT Tools Business Divestiture
        On September 14, 2018 (the HNT Divestiture Date), the Company divested its Handheld Network Tools (HNT) business. As part of the divestiture, the Company recorded contingent consideration which represents potential future earnout payments of up to $4.0 million over two years that are contingent on the achievement of certain milestones by the HNT business. The Company recorded a $0.5 million change in the fair value of the contingent consideration, which is included in other income (expense), net within the Company’s consolidated statements of operations for the three months ended June 30, 2019. The fair value of the contingent consideration was $0 at June 30, 2020 and March 31, 2020.
        In connection with the divestiture, the Company entered into a transitional services agreement with the buyer to provide certain services for a period of up to eighteen months. The transitional services agreement ended in fiscal year 2020. Income associated with the transitional services agreement for the three months ended June 30, 2019 was $0.9 million. Transitional services agreement income is included within other income (expense), net in the Company's consolidated statements of operations.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company assesses goodwill for impairment at the reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2020. During the fourth quarter of fiscal year 2020, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic to be a triggering event. As such, the Company performed a quantitative analysis as of March 31, 2020. The quantitative impairment test indicated goodwill was not impaired as of March 31, 2020.
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
At June 30, 2020 and March 31, 2020, the carrying amount of goodwill was $1.7 billion. The change in the carrying amount of goodwill for the three months ended June 30, 2020 is due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2020 as follows (in thousands):

Balance at March 31, 2020	$1,725,680
Foreign currency translation impact	(4,031)
Balance at June 30, 2020	$1,721,649
Intangible Assets
The net carrying amounts of intangible assets were $569.5 million and $582.2 million at June 30, 2020 and March 31, 2020, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual impairment test on January 31, 2020. During the fourth quarter of fiscal year 2020, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and concluded that it was not more likely than not that the trade name was impaired and therefore a quantitative Step 1 assessment was not performed as of March 31, 2020.

Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at June 30, 2020 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$250,858	$(197,510)	$53,348
Customer relationships	771,578	(290,570)	481,008
Distributor relationships and technology licenses	11,095	(6,640)	4,455
Definite-lived trademark and trade name	39,243	(27,610)	11,633
Core technology	7,192	(7,103)	89
Net beneficial leases	336	(336)	—
Non-compete agreements	292	(292)	—
Leasehold interest	500	(500)	—
Backlog	16,354	(16,354)	—
Capitalized software	3,317	(3,233)	84
Other	1,208	(948)	260
	$1,101,973	$(551,096)	$550,877
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
Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended
	June 30,
	2020	2019
Amortization of intangible assets included as:
Cost of product revenue	$5,013	$6,802
Operating expense	15,266	16,148
	$20,279	$22,950

The following is the expected future amortization expense at June 30, 2020 for the fiscal years ending March 31 (in thousands):

2021 (remaining nine months)	$60,916
2022	71,095
2023	63,384
2024	55,205
2025	48,176
Thereafter	252,101
$550,877
The weighted-average amortization period of developed technology and core technology is 11.2 years. The weighted-average amortization period for customer and distributor relationships is 15.9 years. The weighted-average amortization period for trademarks and trade names is 8.6 years. The weighted-average amortization period for capitalized software is 3.0 years. The weighted-average amortization period for amortizing all intangible assets is 14.6 years.
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at June 30, 2020 and March 31, 2020 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	June 30, 2020	March 31, 2020	June 30, 2020	March 31, 2020	June 30, 2020	March 31, 2020
Derivatives Designated as Hedging Instruments:
Forward contracts	$8,858	$1,722	$21	$—	$20	$49

(a)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss) (OCI) and results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	June 30, 2020	June 30, 2019	Location	June 30, 2020	June 30, 2019
Forward contracts	$11	$(73)	Research and development	$8	$(5)
			Sales and marketing	34	51
	$11	$(73)		$42	$46
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of the Company's common stock under the Company's common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. At June 30, 2020, $450 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2020, until the Company has delivered financial statements for the quarter ended June 30, 2020, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
On July 27, 2017, the U.K. Financial Conduct Authority (FCA) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. The Company's Amended Credit Agreement provides for the Administrative Agent to determine if (i) adequate and reasonable means do not exist for ascertaining the LIBOR rate or (ii) the FCA or Government Authority having jurisdiction over the Administrative Agent has made a public statement identifying a specific date after which the LIBOR rate shall no longer be used for determining interest rates for loans and the Administrative Agent determines that (i) and (ii) above are unlikely to be temporary, then the Administrative Agent and the Company would agree to transition to an Alternate Base Rate borrowing as described above or amend the Credit Agreement to establish an alternate rate of interest to LIBOR that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2020 until the Company has delivered financial statements for the quarter ended June 30, 2020, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At June 30, 2020, the Company was in compliance with all of these covenants.
The Amended Credit Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the Amended Credit Agreement and related documents, defaults under certain other indebtedness, certain insolvency events, certain events arising under ERISA, a change of control and certain other events. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments may, terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Amended Credit Agreement and the other loan documents.
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
The Company has capitalized debt issuance costs totaling $12.2 million at June 30, 2020, which are being amortized over the life of the revolving credit facility. The unamortized balance was $4.4 million as of June 30, 2020. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $2.7 million was included as other assets in the Company's consolidated balance sheet.
NOTE 12 – RESTRUCTURING CHARGES
During the second quarter of the fiscal year ended March 31, 2019, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, one hundred fifty-five employees voluntarily terminated their employment with the Company. Additional one-time termination benefit charges of $0.1 million were recorded during the three months ended June 30, 2019. The one-time termination benefits were paid in full by the end of the first quarter of the fiscal year ended March 31, 2020.
During the fiscal year ended March 31, 2020, the Company approved two restructuring plans. During the second quarter of the fiscal year ended March 31, 2020, the Company restructured certain departments to better align functions. As a result of the workforce reduction, the Company recorded a restructuring charge totaling $0.5 million during the year ended March 31,
2020. The one-time termination benefits were paid in full during the first quarter of the fiscal year ending March 31, 2021. During the fourth quarter of the fiscal year ended March 31, 2020, the Company restructured certain departments to better align functions. As a result of the workforce reduction, the Company recorded a restructuring charge totaling $2.1 million during the fiscal year ended March 31, 2020 and an additional $0.1 million during the three months ended June 30, 2020. The one-time termination benefits are expected to be paid in full by the end of the second quarter of the fiscal year ending March 31, 2021.

The following table provides a summary of the activity related to the restructuring plans and the related restructuring liabilities (in thousands):

	Q2FY20 Plan	Q4FY20 Plan
	Employee-Related	Employee-Related	Total
Balance at March 31, 2020	$3	$1,717	$1,720
Restructuring charges to operations	—	93	93
Cash payments	(3)	(1,326)	(1,329)
Other adjustments	—	54	54
Balance at June 30, 2020	$—	$538	$538
NOTE 13 - LEASES
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
The components of operating lease cost for the three months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Lease cost under long-term operating leases	$3,262	$3,245
Lease cost under short-term operating leases	813	852
Variable lease cost under short-term and long-term operating leases	882	1,212
Total operating lease cost	$4,957	$5,309

The table below presents supplemental cash flow information related to leases during the three months ended June 30, 2020 and 2019 (in thousands):

	June 30, 2020	June 30, 2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,794	$1,827

At June 30, 2020 and March 31, 2020, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	June 30, 2020	March 31, 2020
Weighted average remaining lease term in years - operating leases	8.28	8.59

Weighted average discount rate - operating leases	4.1%	4.1%
Future minimum payments under non-cancellable leases at June 30, 2020 are as follows (in thousands):

Year ending March 31:
2021 (remaining nine months)	$9,556
2022	14,403
2023	12,269
2024	10,194
2025	10,040
Thereafter	38,322
Total lease payments	$94,784
Less imputed interest	(14,403)
Present value of lease liabilities	$80,381
NOTE 14 – COMMITMENTS AND CONTINGENCIES

Acquisition related -The Company had a contingent liability at June 30, 2020 for $0.7 million related to the acquisition of Gigavation in February 2020 for which an escrow account was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million will be paid to the seller in February 2021. The contingent purchase consideration of $0.7 million was included as accrued other in the Company's consolidated balance sheet at June 30, 2020 and March 31, 2020.

Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, NetScout filed its Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. NetScout is considering its legal options. NetScout has concluded that the risk of loss associated with the post-suit damages award is "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is now remote. Accounting rules require NetScout to provide an estimate for the range of potential liability. NetScout currently estimates that the range of liability is the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement is not reasonably estimable, but is likely within the range of $0 to $2,800,000.

Other Contingent Liability - During fiscal year 2020, one of the Company’s subsidiaries, located in the United Kingdom (UK), determined that value added tax (VAT) was not properly applied to certain supplies of service to the UK. The Company filed a blank disclosure with HM Revenue & Customs (HMRC) notifying HMRC of these application differences, and subsequently filed a voluntary disclosure agreement (VDA). The VDA covered the period of March 1, 2016 through February 29, 2020. The penalties associated with the application differences can range from 0%-30% of the underpayment and are based on objective and subjective determinations to be made by HMRC. At March 31, 2020 and June 30, 2020 the Company had accrued the penalties that it believes are probable and estimable of assessment by HMRC. A majority of the difference in the Company's application of the VAT rules relates to services for which the subsidiary did not collect VAT from its customers and for which customers would have been eligible to reclaim under the UK VAT regime. Based on these facts, the Company currently believes that it is probable that it will not be required to settle these amounts separately with its customers and HMRC; hence, the Company has not recorded a payable to HMRC and a receivable from its customers for these amounts. The Company believes that it is reasonably possible that HMRC will require separate settlement; if that occurred, the Company would be required to collect approximately £16 million from its current customers and remit that amount to HMRC.
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended
	June 30,
	2020	2019
Service cost	$52	$41
Interest cost	93	96
Net periodic pension cost	$145	$137

Expected Contributions
During the three months ended June 30, 2020, the Company made contributions of $0.1 million to its defined benefit pension plans. During the fiscal year ending March 31, 2021, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 16 – TREASURY STOCK
On October 24, 2017, the Company’s Board of Directors approved a share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock. This new program became effective when the Company’s previously disclosed twenty million share repurchase program was completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of this new share repurchase program.
Through June 30, 2020, the Company has repurchased 17,756,569 shares for $468.7 million in the open market under the twenty-five million share repurchase program. At June 30, 2020, 7,243,431 shares of common stock remained available to be purchased under the current repurchase program. There were no share repurchases during the three months ended June 30, 2020. The Company repurchased 1,297,400 shares for $33.2 million under the twenty-five million share repurchase program during the three months ended June 30, 2019.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 113,163 shares and 121,549 shares at a cost of $3.1 million and $3.0 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2020 and 2019, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.

NOTE 17 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2020	2019
Numerator:
Net loss	$(17,420)	$(29,343)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	72,303	77,302
Dilutive common equivalent shares:
Weighted average restricted stock units	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	72,303	77,302
Net loss per share:
Basic net loss per share	$(0.24)	$(0.38)
Diluted net loss per share	$(0.24)	$(0.38)
The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2020	2019
Restricted stock units	1,152	1,184
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the three months ended June 30, 2020 and 2019, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 18 – INCOME TAXES
Generally, the Company's effective tax rate differs from the statutory tax rate due to state income taxes, foreign withholding taxes, and US taxation on foreign earnings, which are partially offset by research and development tax credits, foreign tax credits and the Foreign Derived Intangible Income deduction.
The Company's effective income tax rate represented a benefit of 9.6% and an expense of 1.7% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three months ended June 30, 2020 differed from the three months ended June 30, 2019, primarily due to a significant discrete tax expense related to elections made to treat several of the Company's foreign subsidiaries as U.S. branches for federal income tax purposes in the three months ended June 30, 2019. As a result, the Company recorded additional tax expense due to establishing new U.S. net deferred tax liabilities resulting from the differences between the GAAP basis and the U.S. federal tax basis of the existing assets and liabilities of those foreign subsidiaries.

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2020	2019
United States	$107,323	$107,103
Europe	34,758	31,309
Asia	13,696	12,552
Rest of the world	28,038	35,060
	$183,815	$186,024
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this Quarterly Report (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.
Overview
We are an industry leader with over 35 years of experience in providing service assurance and security solutions that are used by customers worldwide to assure their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised security, thereby driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives, the rapidly evolving security threat landscape, business intelligence and analytics advancements, and the 5G evolution in both the service provider and enterprise verticals.
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
COVID-19 Impact
In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have led to adverse impacts on the U.S. and global economies. Due to the critical nature of our products and services, we are considered critical under State and Federal guidelines. While we have begun a phased reopening at some of our facilities, we remain focused on protecting the health and well-being of our employees and continue to maintain work from home policies for a vast majority of our employees where possible.
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it has impacted and will continue to impact our customers, employees, supply chain, and distribution network. While COVID-19 did not have a material adverse effect on our reported results for the first quarter of our fiscal year 2021, the pandemic did impact the timing of some transactions, with some customers accelerating their investments as others exercised caution with their purchasing decisions as they react to the pandemic and economic environment within their own organizations. There is a great deal of uncertainty in the global economy, and we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.
Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe that our products offer customers a unique solution set that can assist them in dealing with unexpected network, security and capacity challenges during and after the pandemic. Despite high customer interest in our products, the timing of the receipt of orders is challenging to predict. We believe our current cash reserves leave us well-positioned to manage our business through this crisis as it continues to unfold. We expect net cash provided by operating activities combined with cash, cash equivalents and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We are taking actions to reduce costs and increase productivity throughout our company. This includes limiting discretionary spending and reducing hiring activities. We have temporarily halted our stock repurchase program, although the repurchase authorization remains effective, as we preserve capital given the uncertainties in the current environment. In addition, based on covenant levels at June 30, 2020, we have an incremental $304 million available to us under our $1.0 billion revolving credit facility.
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
Results Overview
Total revenue for the three months ended June 30, 2020 was supported by strong sales in our enterprise vertical for both network performance management and DDoS offerings which were partially offset by a decrease in service provider vertical revenue for both network performance management and DDoS offerings.
Our gross profit percentage remained relatively flat during the three months ended June 30, 2020 as compared with the three months ended June 30, 2019.
Net loss for the three months ended June 30, 2020 was $17.4 million, as compared with a net loss for the three months ended June 30, 2019 of $29.3 million, a decrease of $11.9 million. The decrease in net loss was primarily due to a $7.9 million decrease in expenses related to trade shows and other sales and marketing related events attributable to continued cost control and COVID-19 related restrictions, a $6.8 million decrease in travel expenses primarily attributable to COVID-19 related restrictions, a $3.3 million decrease in interest expense, a $2.7 million decrease in amortization of intangible assets, and a $2.5 million decrease in inventory related charges. These decreases were partially offset by an $11.8 million increase in employee-related expenses largely due to an increase in variable incentive compensation, and a $2.2 million increase in legal-related expenses and penalties.
At June 30, 2020, we had cash, cash equivalents and marketable securities (short-term and long-term) of $426.5 million. This represents an increase of $37.4 million from $389.1 million at March 31, 2020. This increase was primarily due to cash provided by operating activities of $44.9 million, partially offset by $4.2 million used for purchases of intangible assets and $3.1 million used for tax withholdings on restricted stock units during the three months ended June 30, 2020.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP earnings before interest and other expense, income taxes, depreciation and amortization (EBITDA) from operations, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP gross profit includes the aforementioned revenue adjustments and also removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations includes the aforementioned adjustments and also removes business development and integration expense, compensation for post-combination services, legal judgments expense, restructuring charges, and costs related to new accounting standard implementation, and adds back transitional service agreement income. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, net of related income tax effects while removing transitional service agreement income and changes in contingent consideration. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
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
The following table reconciles revenue, gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three months ended June 30, 2020 and 2019 (in thousands, except for per share amounts):

	Three Months Ended
	June 30,
	2020	2019
GAAP revenue	$183,815	$186,024
Service deferred revenue fair value adjustment	2	48
Non-GAAP revenue	$183,817	$186,072

GAAP gross profit	$130,835	$131,281
Service deferred revenue fair value adjustment	2	48
Share-based compensation expense	1,595	1,734
Amortization of acquired intangible assets	4,735	6,230
Acquisition related depreciation expense	6	13
Non-GAAP gross profit	$137,173	$139,306

GAAP loss from operations	$(14,487)	$(24,448)
Service deferred revenue fair value adjustment	2	48
Share-based compensation expense	12,096	12,743
Amortization of acquired intangible assets	19,996	22,373
Business development and integration expense	16	(21)
New standard implementation expense	—	9
Compensation for post-combination services	64	193
Restructuring charges	93	123
Acquisition related depreciation expense	61	121
Transitional service agreement income	—	909
Legal judgments expense	2,804	—
Non-GAAP income from operations	$20,645	$12,050

	Three Months Ended
	June 30,
	2020	2019
GAAP net loss	$(17,420)	$(29,343)
Service deferred revenue fair value adjustment	2	48
Share-based compensation expense	12,096	12,743
Amortization of acquired intangible assets	19,996	22,373
Business development and integration expense	16	(21)
New standard implementation expense	—	9
Compensation for post-combination services	64	193
Restructuring charges	93	123
Acquisition-related depreciation expense	61	121
Change in contingent consideration	—	523
Income tax adjustments	(5,496)	(1,175)
Legal judgments expense	2,804	—
Non-GAAP net income	$12,216	$5,594

GAAP diluted net loss per share	$(0.24)	$(0.38)
Per share impact of non-GAAP adjustments identified above	0.41	0.45
Non-GAAP diluted net income per share	$0.17	$0.07

GAAP loss from operations	$(14,487)	$(24,448)
Previous adjustments to determine non-GAAP income from operations	35,132	36,498
Non-GAAP income from operations	20,645	12,050
Depreciation excluding acquisition related	5,952	6,841
Non-GAAP EBITDA from operations	$26,597	$18,891

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
While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management's most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:
•marketable securities;
•revenue recognition;
•valuation of goodwill, intangible assets and other acquisition accounting items; and
•share-based compensation.
Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (SEC) on May 20, 2020, for a description of all of our critical accounting policies.

Three Months Ended June 30, 2020 and 2019
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offering. During the three months ended June 30, 2020 and 2019, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$71,693	39%	$75,719	41%	$(4,026)	(5)%
Service	112,122	61	110,305	59	1,817	2%
Total revenue	$183,815	100%	$186,024	100%	$(2,209)	(1)%

Product. The 5%, or $4.0 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from network performance management offerings for service provider customers, partially offset by an increase in revenue from distributed denial of service (DDoS) offerings.
Service. The 2%, or $1.8 million, increase in service revenue compared to the same period last year was primarily driven by an increase in revenue from maintenance contracts due to an increase in new maintenance contracts and renewals from a growing support base.
Total revenue by geography was as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
United States	$107,323	58%	$107,103	58%	$220	—%
International:
Europe	34,758	19	31,309	17	3,449	11%
Asia	13,696	8	12,552	6	1,144	9%
Rest of the world	28,038	15	35,060	19	(7,022)	(20)%
Subtotal international	76,492	42	78,921	42	(2,429)	(3)%
Total revenue	$183,815	100%	$186,024	100%	$(2,209)	(1)%
United States revenue increased $0.2 million, primarily due to an increase in revenue from the enterprise vertical for network performance management and DDoS offerings, partially offset by a decrease in revenue from the service provider vertical for network performance management and DDoS offerings. The 3%, or $2.4 million, decrease in international revenue compared with the same period last year was primarily driven by lower revenue from network performance management offerings, partially offset by an increase in revenue from DDoS offerings. The lower revenue in the rest of the world was driven by revenue timing and orders in the service provider vertical during the three months ended June 30, 2019.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$21,152	12%	$26,935	14%	$(5,783)	(21)%
Service	31,828	17	27,808	15	4,020	14%
Total cost of revenue	$52,980	29%	$54,743	29%	$(1,763)	(3)%
Gross profit:
Product $	$50,541	27%	$48,784	26%	$1,757	4%
Product gross profit %	70%		64%
Service $	$80,294	44%	$82,497	44%	$(2,203)	(3)%
Service gross profit %	72%		75%
Total gross profit $	$130,835		$131,281		$(446)	—%
Total gross profit %	71%		71%
Product. The 21%, or $5.8 million, decrease in cost of product revenue was primarily due to a $2.3 million decrease in direct material costs due to the decrease in product revenue, a $1.8 million decrease in the amortization of intangible assets, a $1.4 million decrease in inventory obsolescence charges, and a $0.7 million decrease in overhead costs. These decreases were partially offset by a $0.8 million increase in costs to deliver model calibration products. The product gross profit percentage increased by six percentage points to 70% during the three months ended June 30, 2020 as compared with the three months ended June 30, 2019. The 4%, or $1.8 million, increase in product gross profit is attributable to the 21%, or $5.8 million, decrease in cost of product revenue, partially offset by the 5%, or $4.0 million, decrease in product revenue.
Service. The 14%, or $4.0 million, increase in cost of service revenue during the three months ended June 30, 2020 when compared with the three months ended June 30, 2019 was primarily due to a $4.4 million increase in employee-related expenses associated with an increase in variable incentive compensation and the timing of certain projects, partially offset by a $0.5 million decrease in travel expense. The service gross profit percentage decreased by three percentage points to 72% for the three months ended June 30, 2020 as compared with the three months ended June 30, 2019. The 3%, or $2.2 million decrease in service gross profit is attributable to the 14%, or $4.0 million, increase in cost of service revenue, partially offset by the 2%, or $1.8 million, increase in service revenue.
Gross profit. Our gross profit decreased $0.4 million during the three months ended June 30, 2020 when compared with the three months ended June 30, 2019. This decrease is attributable to the decrease in revenue of 1%, or $2.2 million, partially offset by the 3%, or $1.8 million, decrease in cost of revenue. The gross profit percentage remained flat at 71% for the three months ended June 30, 2020 as compared with the three months ended June 30, 2019.
Operating Expenses

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Research and development	$45,381	25%	$43,727	24%	$1,654	4%
Sales and marketing	59,434	32	73,525	40	(14,091)	(19)
General and administrative	25,153	14	22,211	12	2,942	13
Amortization of acquired intangible assets	15,261	8	16,143	9	(882)	(5)
Restructuring charges	93	—	123	—	(30)	(24)
Total operating expenses	$145,322	79%	$155,729	85%	$(10,407)	(7)%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 4%, or $1.7 million, increase in research and development expenses was primarily due to a $4.7 million increase in employee-related expenses associated with an increase in variable incentive compensation offset by a reduction in headcount. This increase was partially offset by an $0.8 million decrease in travel expense, a $0.6 million decrease in depreciation expense, and a $0.6 million decrease in contractor fees in the three months ended June 30, 2020 when compared with the three months ended June 30, 2019.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 19%, or $14.1 million, decrease in total sales and marketing expenses was primarily due to a $7.9 million decrease in expenses related to trade shows, user conference and other events attributable to continued cost control and COVID-19 related restrictions, a $5.1 million decrease in travel expense primarily attributable to COVID-19 related restrictions, and a $2.1 million decrease in other marketing related programs in the three months ended June 30, 2020 when compared with the three months ended June 30, 2019. These decreases were partially offset by a $0.7 million increase in employee-related expenses largely due to an increase in variable incentive compensation offset by a reduction in headcount.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The $2.9 million, or 13%, increase in general and administrative expenses was primarily due to a $2.2 million increase in legal-related expenses and penalties, and a $1.4 million increase in employee-related expenses largely due to an increase in variable incentive compensation during the three months ended June 30, 2020.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and tradenames, and leasehold interests related to our acquisitions of Danaher Corporation's communications business (Comms Transaction), ONPATH Technologies, Inc. (ONPATH), Simena, LLC (Simena), Psytechnics, Ltd (Psytechnics), Network General Corporation (Network General), Avvasi Inc. (Avvasi) and Efflux Systems, Inc. (Efflux).
The 5%, or $0.9 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction.
Restructuring. During the fiscal years ended March 31, 2020 and 2019, we restructured certain departments to better align functions. As a result of the workforce reductions, during the three months ended June 30, 2020 and 2019, we recorded a restructuring charge totaling $0.1 million related to one-time termination benefits.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(4,780)	(3)%	$(4,399)	(2)%	$(381)	(9)%
The 9%, or $0.4 million, increase in interest and other expense, net was primarily due to a $1.9 increase in foreign exchange expense, a $1.4 million decrease in interest income received on investments, and a $0.9 million decrease in transitional services agreement income related to the HNT business divestiture. These increases in expense were partially offset by a $3.3 million decrease in interest expense due to debt repayments on the credit facility as well as a decrease in the average interest rate, and a $0.5 million decrease in other expense due to a change in the fair value of the contingent consideration related to the HNT business divestiture recorded during the three months ended June 30, 2019.

Income Taxes. Our effective income tax rate represented a benefit of 9.6% and an expense of 1.7% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three months ended June 30, 2020 differed from the three months ended June 30, 2019, primarily due to a significant discrete tax expense related to elections made to treat several of our foreign subsidiaries as U.S. branches for federal income tax purposes in the three months ended June 30, 2019. As a result, we recorded additional tax expense due to establishing new U.S. net deferred tax liabilities resulting from the differences between the GAAP basis and the U.S. federal tax basis of the existing assets and liabilities of those foreign subsidiaries.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Income tax (benefit) expense	$(1,847)	(1)%	$496	—%	$(2,343)	(472)%
Off-Balance Sheet Arrangements

At June 30, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Acquisition related – We had a contingent liability at June 30, 2020 for $0.7 million related to the acquisition of Gigavation in February 2020 for which an escrow account was established to cover damages we may suffer related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million will be paid to the seller in February 2021. The contingent purchase consideration of $0.7 million was included as accrued other in our consolidated balance sheet at June 30, 2020 and March 31, 2020.
We had a contingent liability at March 31, 2020 related to the acquisition of Eastwind in April 2019. The contingent purchase consideration represents amounts deposited into an escrow account which was established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The contingent purchase consideration of $1.0 million was included as accrued other in the Company's consolidated balance sheet at March 31, 2020. The contingent purchase consideration of $1.0 million was paid to the seller in April 2020.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, we filed our Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. NetScout is considering its legal options. NetScout has concluded that the risk of loss associated with the post-suit damages award is "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is now remote. Accounting rules require us to provide an estimate for the range of potential liability. NetScout currently estimates that the range of liability is the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement is not reasonably estimable, but is likely within the range of $0 to $2,800,000.
Other contingent liabilities - During fiscal year 2020, one of our subsidiaries, located in the United Kingdom (UK), determined that value added tax (VAT) was not properly applied to certain supplies of service to the UK. We filed a blank disclosure with HM Revenue & Customs (HMRC) notifying HMRC of these application differences, and subsequently filed a voluntary disclosure agreement (VDA). The VDA covered the period from March 1, 2016 through February 29, 2020. The penalties associated with the application differences can range from 0%-30% of the underpayment and are based on objective and subjective determinations to be made by HMRC. At March 31, 2020 and June 30, 2020, we have accrued the penalties that we believe are probable and estimable of assessment by HMRC. A majority of the difference in our application of the VAT rules relates to services for which the subsidiary did not collect VAT from its customers and for which customers would have been eligible to reclaim under the UK VAT regime. Based on these facts, we currently believe that it is probable that we will not be required to settle these amounts separately with our customers and HMRC, hence we have not recorded a payable to HMRC and a receivable from our customers for these amounts. We believe that it is reasonably possible that HMRC will require separate settlement; if that occurred, we would be required to collect approximately £16 million from our current customers and remit that amount to HMRC.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
Cash and cash equivalents	$403,306	$338,489
Short-term marketable securities	23,202	47,969
Long-term marketable securities	—	2,613
Cash, cash equivalents and marketable securities	$426,508	$389,071
Cash, cash equivalents and marketable securities
At June 30, 2020, cash, cash equivalents and marketable securities (current and non-current) totaled $426.5 million, a $37.4 million increase from $389.1 million at March 31, 2020, This increase was primarily due to cash provided by operating activities of $44.9 million, partially offset by $4.2 million used for purchases of intangible assets and $3.1 million used for tax withholdings on restricted stock units during the three months ended June 30, 2020.
At June 30, 2020, cash and short-term and long-term investments in the United States were $300.1 million, while cash held outside the United States was approximately $126.4 million.
Cash and cash equivalents were impacted by the following:

	Three Months Ended
	June 30,
	(in thousands)
	2020	2019
Net cash provided by operating activities	$44,931	$49,458
Net cash provided by (used in) investing activities	$20,543	$(19,485)
Net cash used in financing activities	$(4,103)	$(83,720)

Net cash from operating activities
Cash provided by operating activities was $44.9 million during the three months ended June 30, 2020, compared with $49.5 million of cash provided by operating activities during the three months ended June 30, 2019. This $4.6 million decrease was due in part to a $4.6 million decrease from deferred income taxes, a $4.4 million decrease from prepaid expenses and other assets, a $4.3 million decrease from inventories, a $3.3 million decrease from depreciation and amortization expense, a $1.8 million decrease from accounts payable, a $0.6 million decrease from share-based compensation expense, a $0.6 million decrease from deferred revenue, and a $0.5 million decrease from net change in fair value of contingent and contractual liabilities. These decreases were partially offset by a $11.9 million increase from a smaller net loss, a $3.1 million increase from accrued compensation and other expenses, and a $0.8 million increase from operating lease liabilities during the three months ended June 30, 2020 as compared with the three months ended June 30, 2019.
Net cash from investing activities

	Three Months Ended
	June 30,
	(in thousands)
	2020	2019
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities	$(5,743)	$(41,039)
Proceeds from sales and maturity of marketable securities	33,026	28,995
Purchase of fixed assets	(2,605)	(3,287)
Purchase of intangible assets	(4,237)	—
Decrease in deposits	102	—
Acquisition of businesses	—	(4,154)
	$20,543	$(19,485)
Cash provided by investing activities increased by $40.0 million to $20.5 million during the three months ended June 30, 2020, compared with $19.5 million of cash used in investing activities during the three months ended June 30, 2019.
The overall increase in cash inflow from marketable securities was primarily related to a decrease of $35.3 million in the purchase of marketable securities and a $4.0 million increase in proceeds from the maturity of marketable securities during the three months ended June 30, 2020 when compared with the three months ended June 30, 2019.
During the three months ended June 30, 2020, there was a $4.2 million cash outflow related to the purchases of intangible assets.
During the three months ended June 30, 2019, there was a $4.2 million cash outflow related to the acquisition of Eastwind.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2021.
Net cash from financing activities

	Three Months Ended
	June 30,
	(in thousands)
	2020	2019
Cash used in financing activities included the following:
Payment of contingent consideration	(1,000)	—
Repayment of long-term debt	—	(50,000)
Treasury stock repurchases	—	(30,708)
Tax withholding on restricted stock units	(3,103)	(3,012)
	$(4,103)	$(83,720)

Cash used in financing activities decreased by $79.6 million to $4.1 million during the three months ended June 30, 2020, compared with $83.7 million of cash used in financing activities during the three months ended June 30, 2019.
During the three months ended June 30, 2019, we repaid $50.0 million of borrowings under the Amended Credit Agreement.
During the three months ended June 30, 2019, we repurchased 1,297,400 shares of our common stock for $33.2 million under the twenty-five million share repurchase program. There were no repurchases during the three months ended June 30, 2020.
In connection with the delivery of the Company's common stock upon vesting of restricted stock units, we withheld 113,163 and 121,549 shares at a cost of $3.1 million and $3.0 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2020 and 2019, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of common stock under our common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. At June 30, 2020, $450 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended March 31, 2020, until we have delivered financial statements for the quarter ended June 30, 2020, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
On July 27, 2017, the U.K. Financial Conduct Authority (FCA) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. Our Amended Credit Agreement provides for the Administrative Agent to determine if (i) adequate and reasonable means do not exist for ascertaining the LIBOR rate or (ii) the FCA or Government Authority having jurisdiction over the Administrative Agent has made a public statement identifying a specific date after which the LIBOR rate shall no longer be used for determining interest rates for loans and the Administrative Agent determines that (i) and (ii) above are unlikely to be temporary, then the Administrative Agent and NetScout would agree to transition to an Alternate Base Rate borrowing as described above or amend the Credit Agreement to establish an alternate rate of interest to LIBOR that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended March 31, 2020, until we have delivered financial statements for the quarter ended June 30, 2020, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At June 30, 2020, we were in compliance with all of these covenants.
The Amended Credit Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the Amended Credit Agreement and related documents, defaults under certain other indebtedness, certain insolvency events, certain events arising under ERISA, a change of control and certain other events. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments may, terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Amended Credit Agreement and the other loan documents.
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
We have capitalized debt issuance costs totaling $12.2 million at June 30, 2020, which are being amortized over the life of the revolving credit facility. The unamortized balance was $4.4 million as of June 30, 2020. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $2.7 million was included as other assets in our consolidated balance sheet.
Expectations for Fiscal Year 2021
As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.
We expect net cash provided by operating activities combined with cash, cash equivalents, and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirement over at least the next twelve months.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At June 30, 2020, we owed $450 million on this loan with an interest rate of 1.68%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2020. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $0.8 million as of June 30, 2020.
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
At June 30, 2020, we had foreign currency forward contracts with notional amounts totaling $8.9 million. The valuation of outstanding foreign currency forward contracts at June 30, 2020 resulted in an asset balance of $21 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $20 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2020, we had foreign currency forward contracts with notional amounts totaling $1.7 million. The valuation of outstanding foreign currency forward contracts at March 31, 2020 resulted in a liability balance of $49 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At June 30, 2020, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, we filed our Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. NetScout is considering its legal options. NetScout has concluded that the risk of loss associated with the post-suit damages award is "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is now remote. Accounting rules require us to provide an estimate for the range of potential liability. NetScout currently estimates that the range of liability is the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement is not reasonably estimable, but is likely within the range of $0 to $2,800,000.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2020. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2020 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
4/1/2020-4/30/2020	—	$—	—	7,243,431
5/1/2020-5/31/2020	10,214	26.94	—	7,243,431
6/1/2020-6/30/2020	102,949	27.47	—	7,243,431
Total	113,163	$27.42	—	7,243,431
(1)We purchased an aggregate of 113,163 shares during the three months ended June 30, 2020 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our previously disclosed twenty-five million share repurchase program).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 6, 2020	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 6, 2020	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)