Form 10-Q
period 2020-09-30
NETSCOUT SYSTEMS INC
filed 2020-11-03
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 29, 2020 was 73,576,022.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2020	March 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$415,719	$338,489
Marketable securities	12,127	47,969
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $782 and $1,350 at September 30, 2020 and March 31, 2020, respectively	169,687	213,514
Inventories and deferred costs	26,223	22,227
Prepaid income taxes	8,998	13,505
Prepaid expenses and other current assets	36,654	24,039
Total current assets	669,408	659,743
Fixed assets, net	53,168	57,715
Operating lease right-of-use assets	65,562	68,583
Goodwill	1,718,595	1,725,680
Intangible assets, net	551,783	582,179
Deferred income taxes	6,690	6,220
Long-term marketable securities	—	2,613
Other assets	12,345	17,770
Total assets	$3,077,551	$3,120,503
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,083	$20,004
Accrued compensation	61,842	75,632
Accrued other	34,484	21,840
Income taxes payable	233	903
Deferred revenue and customer deposits	236,240	270,281
Current portion of operating lease liabilities	11,325	10,337
Total current liabilities	362,207	398,997
Other long-term liabilities	14,646	10,039
Deferred tax liability	108,716	114,394
Accrued long-term retirement benefits	36,408	34,256
Long-term deferred revenue and customer deposits	99,581	104,240
Operating lease liabilities, net of current portion	66,673	70,658
Long-term debt	450,000	450,000
Total liabilities	1,138,231	1,182,584
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2020 and March 31, 2020	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 123,840,945 and 122,006,077 shares issued and 73,574,035 and 72,220,906 shares outstanding at September 30, 2020 and March 31, 2020, respectively	123	122
Additional paid-in capital	2,924,757	2,891,553
Accumulated other comprehensive loss	(1,258)	(3,160)
Treasury stock at cost, 50,266,910 and 49,785,171 shares at September 30, 2020 and March 31, 2020, respectively	(1,318,535)	(1,305,935)
Retained earnings	334,233	355,339
Total stockholders' equity	1,939,320	1,937,919
Total liabilities and stockholders' equity	$3,077,551	$3,120,503
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product	$91,979	$102,775	$163,672	$178,494
Service	113,360	113,646	225,482	223,951
Total revenue	205,339	216,421	389,154	402,445
Cost of revenue:
Product	26,977	29,368	48,129	56,303
Service	31,923	29,764	63,751	57,572
Total cost of revenue	58,900	59,132	111,880	113,875
Gross profit	146,439	157,289	277,274	288,570
Operating expenses:
Research and development	46,455	50,058	91,836	93,785
Sales and marketing	60,300	73,067	119,734	146,592
General and administrative	20,573	25,177	45,726	47,388
Amortization of acquired intangible assets	15,363	16,132	30,624	32,275
Restructuring charges	(31)	150	62	273
Total operating expenses	142,660	164,584	287,982	320,313
Income (loss) from operations	3,779	(7,295)	(10,708)	(31,743)
Interest and other expense, net:
Interest income	171	1,214	437	2,872
Interest expense	(2,715)	(5,173)	(5,789)	(11,538)
Other income (expense), net	(850)	343	(2,822)	651
Total interest and other expense, net	(3,394)	(3,616)	(8,174)	(8,015)
Income (loss) before income tax expense	385	(10,911)	(18,882)	(39,758)
Income tax expense	4,071	6,561	2,224	7,057
Net loss	$(3,686)	$(17,472)	$(21,106)	$(46,815)
Basic net loss per share	$(0.05)	$(0.23)	$(0.29)	$(0.61)
Diluted net loss per share	$(0.05)	$(0.23)	$(0.29)	$(0.61)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	73,058	75,687	72,682	76,490
Net loss per share - diluted	73,058	75,687	72,682	76,490
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(3,686)	$(17,472)	$(21,106)	$(46,815)
Other comprehensive income (loss):
Cumulative translation adjustments	940	(525)	1,893	(1,086)
Changes in market value of investments:
Changes in unrealized (losses) gains, net of (benefit) taxes of ($10), $5, ($33) and $11, respectively	(33)	2	(107)	37
Total net change in market value of investments	(33)	2	(107)	37
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefit) of $55, ($22), $59 and ($41), respectively	181	(5)	188	(60)
Reclassification adjustment for net gains included in net loss, net of (benefit) taxes of ($32), $11, ($22) and $21, respectively	(105)	13	(72)	49
Total net change in market value of derivatives	76	8	116	(11)
Other comprehensive income (loss)	983	(515)	1,902	(1,060)
Total comprehensive loss	$(2,703)	$(17,987)	$(19,204)	$(47,875)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, June 30, 2020	122,353,504	$122	$2,903,055	$(2,241)	49,898,334	$(1,309,038)	$337,919	$1,929,817
Net loss							(3,686)	(3,686)
Unrealized net investment losses				(33)				(33)
Unrealized net gains on derivative financial instruments				76				76
Cumulative translation adjustments				940				940
Issuance of common stock pursuant to vesting of restricted stock units	1,207,629	1						1
Stock-based compensation expense for restricted stock units granted to employees			15,227					15,227
Issuance of common stock under employee stock purchase plan	279,812		6,475					6,475
Repurchase of treasury stock					368,576	(9,497)		(9,497)
Balance, September 30, 2020	123,840,945	$123	$2,924,757	$(1,258)	50,266,910	$(1,318,535)	$334,233	$1,939,320

	Six Months Ended September 30, 2020
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2020	122,006,077	$122	$2,891,553	$(3,160)	49,785,171	$(1,305,935)	$355,339	$1,937,919
Net loss							(21,106)	(21,106)
Unrealized net investment losses				(107)				(107)
Unrealized net gains on derivative financial instruments				116				116
Cumulative translation adjustments				1,893				1,893
Issuance of common stock pursuant to vesting of restricted stock units	1,555,056	1						1
Stock-based compensation expense for restricted stock units granted to employees			26,729					26,729
Issuance of common stock under employee stock purchase plan	279,812		6,475					6,475
Repurchase of treasury stock					481,739	(12,600)		(12,600)
Balance, September 30, 2020	123,840,945	$123	$2,924,757	$(1,258)	50,266,910	$(1,318,535)	$334,233	$1,939,320

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, June 30, 2019	120,123,018	$120	$2,841,001	$(3,184)	43,568,720	$(1,155,252)	$328,750	$2,011,435
Net loss							(17,472)	(17,472)
Unrealized net investment gains				2				2
Unrealized net gains on derivative financial instruments				8				8
Cumulative translation adjustments				(525)				(525)
Issuance of common stock pursuant to vesting of restricted stock units	1,228,094	2						2
Stock-based compensation expense for restricted stock units granted to employees			15,409					15,409
Issuance of common stock under employee stock purchase plan	297,635		6,593					6,593
Repurchase of treasury stock					3,241,980	(75,188)		(75,188)
Balance, September 30, 2019	121,648,747	$122	$2,863,003	$(3,699)	46,810,700	$(1,230,440)	$311,278	$1,940,264

	Six Months Ended September 30, 2019
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 30, 2019	119,760,132	$120	$2,828,922	$(2,639)	42,149,771	$(1,119,063)	$358,093	$2,065,433
Net loss							(46,815)	(46,815)
Unrealized net investment gains				37				37
Unrealized net losses on derivative financial instruments				(11)				(11)
Cumulative translation adjustments				(1,086)				(1,086)
Issuance of common stock pursuant to vesting of restricted stock units	1,590,980	2						2
Stock-based compensation expense for restricted stock units granted to employees			27,488					27,488
Issuance of common stock under employee stock purchase plan	297,635		6,593					6,593
Repurchase of treasury stock					4,660,929	(111,377)		(111,377)
Balance, September 30, 2019	121,648,747	$122	$2,863,003	$(3,699)	46,810,700	$(1,230,440)	$311,278	$1,940,264

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,106)	$(46,815)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	53,152	58,666
Operating lease right-of-use assets	5,190	5,106
Loss on disposal of fixed assets	37	—
Share-based compensation expense	27,832	28,600
Net change in fair value of contingent and contractual liabilities	—	541
Accretion of contingent consideration	—	(24)
Deferred income taxes	(6,624)	(2,945)
Other gains	—	(85)
Changes in assets and liabilities
Accounts receivable and unbilled costs	44,640	32,937
Inventories	(5,472)	(2,484)
Prepaid expenses and other assets	(4,330)	11,289
Accounts payable	(1,339)	10,099
Accrued compensation and other expenses	9,484	(4,370)
Operating lease liabilities	(5,168)	(6,565)
Income taxes payable	(171)	(48)
Deferred revenue	(39,479)	(35,446)
Net cash provided by operating activities	56,646	48,456
Cash flows from investing activities:
Purchase of marketable securities	(6,780)	(83,502)
Proceeds from sales and maturity of marketable securities	45,094	98,147
Purchase of fixed assets	(5,769)	(9,056)
Purchase of intangible assets	(4,537)	—
Decrease (increase) in deposits	106	(4)
Acquisition of businesses	—	(4,154)
Net cash provided by investing activities	28,114	1,431
Cash flows from financing activities:
Issuance of common stock under stock plans	1	2
Payment of contingent consideration	(1,000)	—
Repayment of long-term debt	—	(100,000)
Treasury stock repurchases	—	(100,000)
Tax withholding on restricted stock units	(12,600)	(11,377)
Net cash used in financing activities	(13,599)	(211,375)
Effect of exchange rate changes on cash and cash equivalents	5,069	(2,268)
Net increase (decrease) in cash and cash equivalents and restricted cash	76,230	(163,756)
Cash and cash equivalents and restricted cash, beginning of period	340,237	409,820
Cash and cash equivalents and restricted cash, end of period	$416,467	$246,064
Supplemental disclosures:
Cash paid for interest	$4,177	$10,167
Cash paid for income taxes	$5,377	$7,232
Non-cash transactions:
Transfers of inventory to fixed assets	$1,530	$2,290
Additions to property, plant and equipment included in accounts payable	$605	$238
Issuance of common stock under employee stock plans	$6,475	$6,593
Contingent consideration related to acquisition, included in accrued other	$—	$1,000
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission on May 20, 2020.
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
Under Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic
205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company is taking precautionary actions to reduce costs and spending across the organization. This includes limiting discretionary spending and reducing hiring activities. In addition, based on covenant levels at September 30, 2020, the Company has an incremental $317 million available under the $1.0 billion revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes. As of September 30, 2020, the Company had deferred $7.4 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022.
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
The Company derives revenues primarily from the sale of network management tools and security solutions for service provider and enterprise customers, which include hardware, software and service offerings. The majority of the Company's product sales consist of hardware appliances with embedded software that are essential to providing customers the intended functionality of the solutions. The Company also sells software offerings decoupled from the underlying hardware and software solutions to provide customers with enhanced functionality.
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
During the six months ended September 30, 2020, the Company recognized revenue of $165.7 million related to the Company's deferred revenue balance reported at March 31, 2020.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at September 30, 2020.
At September 30, 2020, the Company had total deferred revenue of $335.8 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $236.2 million, or 70%, of this revenue during the next 12 months, and expects to recognize the remaining $99.6 million, or 30%, of this revenue thereafter.

Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, and the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue, or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $5.7 million and $11.1 million at September 30, 2020 and March 31, 2020, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have any significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the six months ended September 30, 2020.
Contract Balances
The Company may receive payments from customers based on a billing schedule as established by the Company's contracts. Contract assets relate to performance obligations where control has transferred to the customer in advance of scheduled billings. The Company records unbilled accounts receivable representing the right to consideration in exchange for goods or services that have been transferred to a customer conditional on the passage of time. Deferred revenue relates to payments received in advance of performance under the contract.
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
At September 30, 2020, the consolidated balance sheet included $7.5 million in assets related to sales commissions to be expensed in future periods. A balance of $4.5 million was included in prepaid expenses and other current assets, and a balance of $3.0 million was included in other assets in the Company's consolidated balance sheet at September 30, 2020. At March 31, 2020, the consolidated balance sheet included $7.2 million in assets related to sales commissions to be expensed in future periods. A balance of $3.9 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included in other assets in the Company's consolidated balance sheet at March 31, 2020.
During the three and six months ended September 30, 2020 and 2019, respectively, the Company recognized $1.5 million, $1.6 million, $3.1 million and $3.2 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

Balance at March 31, 2020	$1,350
Provision for allowance for doubtful accounts	25
Recoveries and other adjustments	(533)
Write off charged against the allowance for doubtful accounts	(60)
Balance at September 30, 2020	$782

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.

At September 30, 2020, the Company had one direct customer who accounted for more than 10% of the accounts receivable balance, while no indirect channel partner accounted for more than 10% of the accounts receivable balance. At March 31, 2020, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and six months ended September 30, 2020 and 2019, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of product revenue	$344	$345	$589	$612
Cost of service revenue	1,810	1,842	3,160	3,309
Research and development	4,935	4,820	8,716	8,639
Sales and marketing	5,357	5,288	9,349	9,423
General and administrative	3,290	3,562	6,018	6,617
	$15,736	$15,857	$27,832	$28,600
On September 12, 2019, the Company’s stockholders approved the 2019 Plan, which replaced the Company’s Amended 2007 Plan. The 2019 Plan permits the granting of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, collectively referred to as "share-based awards." On September 10, 2020, the Company's stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan (the Amended 2019 Plan) to increase the number of shares of shares authorized for issuance under the Amended 2019 Plan by 4,700,000. A total of 11,494,651 shares are reserved for issuance under the Amended 2019 Plan. Periodically, the Company grants share-based awards to employees, officers, and directors of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period.
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2020. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the six months ended September 30, 2020, employees purchased 279,812 shares under the ESPP and the value per share was $23.14.
NOTE 5 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of money market instruments and cash at September 30, 2020 and U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at March 31, 2020.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2020	March 31, 2020	September 30, 2019	March 31, 2019
Cash and cash equivalents	$415,719	$338,489	$245,064	$409,632
Restricted cash	748	1,748	1,000	188
Total cash, cash equivalents and restricted cash	$416,467	$340,237	$246,064	$409,820
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at September 30, 2020, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$3,585	$29	$3,614
Commercial paper	6,595	—	6,595
Corporate bonds	1,908	10	1,918
Total short-term marketable securities	12,088	39	12,127
Total long-term marketable securities	—	—	—
Total marketable securities	$12,088	$39	$12,127
The following is a summary of marketable securities held by NetScout at March 31, 2020, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$28,621	$107	$28,728
Commercial paper	14,644	—	14,644
Corporate bonds	4,587	10	4,597
Total short-term marketable securities	47,852	117	47,969
U.S. government and municipal obligations	2,562	51	2,613
Total long-term marketable securities	2,562	51	2,613
Total marketable securities	$50,414	$168	$50,582
Contractual maturities of the Company's marketable securities held at September 30, 2020 and March 31, 2020 were as follows (in thousands):

	September 30, 2020	March 31, 2020
Available-for-sale securities:
Due in 1 year or less	$12,127	$47,969
Due after 1 year through 5 years	—	2,613
	$12,127	$50,582

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at September 30, 2020 and March 31, 2020 (in thousands):

	Fair Value Measurements at
	September 30, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$415,719	$—	$—	$415,719
U.S. government and municipal obligations	2,576	1,038	—	3,614
Commercial paper	—	6,595	—	6,595
Corporate bonds	1,918	—	—	1,918
Derivative financial instruments	—	151	—	151
	$420,213	$7,784	$—	$427,997
LIABILITIES:
Contingent purchase consideration	$—	$—	$(748)	$(748)
	$—	$—	$(748)	$(748)

	Fair Value Measurements at
	March 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$338,489	$—	$—	$338,489
U.S. government and municipal obligations	31,341	—	—	31,341
Commercial paper	—	14,644	—	14,644
Corporate bonds	4,597	—	—	4,597
	$374,427	$14,644	$—	$389,071
LIABILITIES:
Contingent purchase consideration	$—	$—	$(1,748)	$(1,748)
Derivative financial instruments	—	(49)	—	(49)
	$—	$(49)	$(1,748)	$(1,797)
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
The Company had a contingent liability at September 30, 2020 and March 31, 2020 for $0.7 million related to the acquisition of Gigavation Incorporated (Gigavation) in February 2020. The contingent purchase consideration represents amounts deposited into an escrow account which was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The $0.7 million of contingent purchase consideration was included in accrued other in the Company’s consolidated balance sheet at September 30, 2020 and March 31, 2020. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million will be paid to the seller in February 2021.
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
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial liabilities for the six months ended September 30, 2020 (in thousands):

Contingent Purchase Consideration
Balance at March 31, 2020	$(1,748)
Payments made	1,000
Balance at September 30, 2020	$(748)
NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2020	March 31, 2020
Raw materials	$16,267	$15,311
Work in process	125	819
Finished goods	6,057	5,376
Deferred costs	3,774	721
	$26,223	$22,227
NOTE 8 - ACQUISITIONS & DIVESTITURES

Gigavation Acquisition
On February 5, 2020 (the Gigavation Closing Date), the Company acquired 100% of the common stock of Gigavation Incorporated, a cybersecurity company for $8.0 million. Gigavation's solutions provide security to device communication protocols, end point protection and security analytics. The Gigavation technology and engineering talent have been integrated into our service assurance products in order to support the ongoing enhancement of that products portfolio.
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
HNT Tools Business Divestiture
    On September 14, 2018 (the HNT Divestiture Date), the Company divested its Handheld Network Tools (HNT) business. As part of the divestiture, the Company recorded contingent consideration which represents potential future earnout payments of up to $4.0 million over two years that are contingent on the achievement of certain milestones by the HNT business. The

Company recorded a $0.5 million change in the fair value of the contingent consideration, which is included in other income (expense), net within the Company’s consolidated statements of operations for the six months ended September 30, 2019. The fair value of the contingent consideration was $0 at September 30, 2020 and March 31, 2020.
    In connection with the divestiture, the Company entered into a transitional services agreement with the buyer to provide certain services for a period of up to eighteen months. The transitional services agreement ended in fiscal year 2020. Income associated with the transitional services agreement for the three and six months ended September 30, 2020 and 2019 was $0.1 million, $0.3 million, $0.1 million, and $1.2 million, respectively. Transitional services agreement income is included within other income (expense), net in the Company's consolidated statements of operations.
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
At September 30, 2020 and March 31, 2020, the carrying amount of goodwill was $1.7 billion. The change in the carrying amount of goodwill for the six months ended September 30, 2020 was due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2020 as follows (in thousands):

Balance at March 31, 2020	$1,725,680
Foreign currency translation impact	(7,085)
Balance at September 30, 2020	$1,718,595
Intangible Assets
The net carrying amounts of intangible assets were $551.8 million and $582.2 million at September 30, 2020 and March 31, 2020, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual impairment test on January 31, 2020. During the fourth quarter of fiscal year 2020, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and concluded that it was not more likely than not that the trade name was impaired and therefore a quantitative Step 1 assessment was not performed as of March 31, 2020.

Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at September 30, 2020 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$251,824	$(203,010)	$48,814
Customer relationships	775,018	(305,680)	469,338
Distributor relationships and technology licenses	11,454	(7,233)	4,221
Definite-lived trademark and trade name	39,394	(28,960)	10,434
Core technology	7,192	(7,133)	59
Net beneficial leases	336	(336)	—
Non-compete agreements	292	(292)	—
Leasehold interest	500	(500)	—
Backlog	16,461	(16,461)	—
Capitalized software	3,317	(3,255)	62
Other	1,208	(953)	255
	$1,106,996	$(573,813)	$533,183
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
Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and six months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization of intangible assets included as:
Cost of product revenue	$5,320	$6,677	$10,333	$13,479
Operating expense	15,368	16,137	30,634	32,285
	$20,688	$22,814	$40,967	$45,764

The following is the expected future amortization expense at September 30, 2020 for the fiscal years ending March 31 (in thousands):

2021 (remaining six months)	$40,544
2022	71,466
2023	63,731
2024	55,485
2025	48,421
Thereafter	253,536
$533,183
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
NetScout also periodically enters into forward contracts to manage exchange rate risks associated with certain third-party transactions and for which the Company does not elect hedge accounting treatment as there is no difference in the timing of gain or loss recognition on the hedging instrument and the hedged item.
All of the Company's derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes. These contracts will mature over the next twelve months and are expected to impact earnings on or before maturity.
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at September 30, 2020 and March 31, 2020 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	September 30, 2020	March 31, 2020	September 30, 2020	March 31, 2020	September 30, 2020	March 31, 2020
Derivatives Designated as Hedging Instruments:
Forward contracts	$3,516	$1,722	$105	$—	$—	$49
Derivatives Not Designated as Hedging Instruments:
Forward contracts	6,566	—	46	—	—	—
			$151	$—	$—	$49

(a)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (loss) (OCI) and results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2020	September 30, 2019	Location	September 30, 2020	September 30, 2019
Forward contracts	$236	$(27)	Research and development	$(22)	$(4)
			Sales and marketing	(115)	28
	$236	$(27)		$(137)	$24
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company’s results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Gain Recognized in Income (a)
	Location	September 30, 2020	September 30, 2019
Forward contracts	General and administrative	$46	$—
		$46	$—
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

The following table provides the effect foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (loss) (OCI) and results of operations for the six months ended September 30, 2020 and 2019 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2020	September 30, 2019	Location	September 30, 2020	September 30, 2019
Forward contracts	$247	$(101)	Research and development	$(13)	$(8)
			Sales and marketing	(81)	78
	$247	$(101)		$(94)	$70
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company’s results of operations for the six months ended September 30, 2020 and 2019 (in thousands):

	Gain Recognized in Income (a)
	Location	September 30, 2020	September 30, 2019
Forward contracts	General and administrative	$46	$—
		$46	$—
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of the Company's common stock under the Company's common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. At September 30, 2020, $450 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2020, until the Company has delivered financial statements for the quarter ended September 30, 2020, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2020 until the Company has delivered financial statements for the quarter ended September 30, 2020, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At September 30, 2020, the Company was in compliance with all of these covenants.
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
The Company has capitalized debt issuance costs totaling $12.2 million at September 30, 2020, which are being amortized over the life of the revolving credit facility. The unamortized balance was $4.0 million as of September 30, 2020. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $2.3 million was included as other assets in the Company's consolidated balance sheet.
NOTE 12 – RESTRUCTURING CHARGES
During the second quarter of the fiscal year ended March 31, 2019, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount resulting in a total restructuring charge for the program of $17.3 million. As a result of the related workforce reduction, one hundred fifty-five employees voluntarily terminated their employment with the Company. As a result of the related workforce reduction, during the six months ended September 30, 2019, the Company recorded restructuring charges totaling $0.1 million related to one-time termination benefits for employees who voluntarily terminated their employment with the Company during the period. The one-time termination benefits were paid in full by the end of the first quarter of the fiscal year ended March 31, 2020.
During the fiscal year ended March 31, 2020, the Company approved two restructuring plans. During the second quarter of the fiscal year ended March 31, 2020, the Company restructured certain departments to better align functions resulting in a total restructuring charge for the program of $0.5 million. As a result of the workforce reduction, during the six months ended September 30, 2019, the Company recorded a restructuring charge totaling $0.2 million related to one-time termination benefits. The one-time termination benefits were paid in full during the first quarter of the fiscal year ending March 31, 2021. During the fourth quarter of the fiscal year ended March 31, 2020, the Company restructured certain departments to better align functions. As a result of the workforce reduction, the Company recorded a restructuring charge totaling $2.1 million during the fiscal year ended March 31, 2020 and an additional $0.1 million during the six months ended September 30, 2020. The one-time termination benefits were paid in full by the end of the second quarter of the fiscal year ending March 31, 2021.

The following table provides a summary of the activity related to the restructuring plans and the related restructuring liabilities (in thousands):

	Q2FY20 Plan	Q4FY20 Plan
	Employee-Related	Employee-Related	Total
Balance at March 31, 2020	$3	$1,717	$1,720
Restructuring charges to operations	—	62	62
Cash payments	(3)	(1,860)	(1,863)
Other adjustments	—	81	81
Balance at September 30, 2020	$—	$—	$—
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
The components of operating lease cost for the three and six months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease cost under long-term operating leases	$3,263	$3,276	$6,525	$6,521
Lease cost under short-term operating leases	1,567	897	2,380	1,749
Variable lease cost under short-term and long-term operating leases	1,068	1,063	1,950	2,275
Total operating lease cost	$5,898	$5,236	$10,855	$10,545

The table below presents supplemental cash flow information related to leases during the six months ended September 30, 2020 and 2019 (in thousands):

	September 30, 2020	September 30, 2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,794	$2,049

At September 30, 2020 and March 31, 2020, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	September 30, 2020	March 31, 2020
Weighted average remaining lease term in years - operating leases	8.09	8.59

Weighted average discount rate - operating leases	4.1%	4.1%
Future minimum payments under non-cancellable leases at September 30, 2020 are as follows (in thousands):

Year ending March 31:
2021 (remaining six months)	$6,141
2022	14,507
2023	12,339
2024	10,216
2025	10,057
Thereafter	38,364
Total lease payments	$91,624
Less imputed interest	(13,626)
Present value of lease liabilities	$77,998
NOTE 14 – COMMITMENTS AND CONTINGENCIES

Acquisition related - The Company had a contingent liability at September 30, 2020 for $0.7 million related to the acquisition of Gigavation in February 2020 for which an escrow account was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million will be paid to the seller in February 2021. The contingent purchase consideration of $0.7 million was included as accrued other in the Company's consolidated balance sheet at September 30, 2020 and March 31, 2020.
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, NetScout filed its Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. NetScout continues to avail itself of its legal options. NetScout has concluded that the risk of loss associated with the post-suit damages award is "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is now remote. Accounting rules require NetScout to provide an estimate for the range of potential liability. NetScout currently estimates that the range of liability is the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement is not reasonably estimable but is likely within the range of $0 to $2,800,000.

Other Contingent Liability - During fiscal year 2020, one of the Company's subsidiaries, located in the United Kingdom (UK), determined that value added tax (VAT) was not properly applied to certain supplies of service to the UK. The Company filed a blank disclosure with HM Revenue & Customs (HMRC) notifying HMRC of these application differences, and subsequently filed a voluntary disclosure agreement (VDA). The VDA covered the period of March 1, 2016 through February 29, 2020. The penalties associated with the application differences can range from 0%-30% of the underpayment and are based on objective and subjective determinations to be made by HMRC. At March 31, 2020 and September 30, 2020 the Company had accrued the penalties that it believes are probable and estimable of assessment by HMRC. A majority of the difference in the Company's application of the VAT rules relates to services for which the subsidiary did not collect VAT from its customers and for which customers would have been eligible to reclaim under the UK VAT regime. Based on these facts, the Company currently believes that it is probable that it will be required to settle these amounts separately with its customers and HMRC; hence, the Company has recorded a liability, which is included as accrued other in the Company's consolidated balance sheet and an asset, which is included in prepaid expenses and other current assets in the Company's consolidated balance sheet at September 30, 2020 for approximately $6.3 million, respectively.
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$52	$45	$104	$86
Interest cost	93	106	186	202
Net periodic pension cost	$145	$151	$290	$288

Expected Contributions
During the six months ended September 30, 2020, the Company made contributions of $0.2 million to its defined benefit pension plans. During the fiscal year ending March 31, 2021, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
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
Through September 30, 2020, the Company has repurchased 17,756,569 shares for $468.7 million in the open market under the twenty-five million share repurchase program. At September 30, 2020, 7,243,431 shares of common stock remained available to be purchased under the current repurchase program. There were no share repurchases during the six months ended September 30, 2020. The Company repurchased 4,160,836 shares for $100.0 million under the twenty-five million share repurchase program during the six months ended September 30, 2019.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 481,739 shares and 500,093 shares at a cost of $12.6 million and $11.4 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2020 and 2019, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.

NOTE 17 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(3,686)	$(17,472)	$(21,106)	$(46,815)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	73,058	75,687	72,682	76,490
Dilutive common equivalent shares:
Weighted average restricted stock units	—	—	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	73,058	75,687	72,682	76,490
Net loss per share:
Basic net loss per share	$(0.05)	$(0.23)	$(0.29)	$(0.61)
Diluted net loss per share	(0.05)	(0.23)	(0.29)	(0.61)
The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Restricted stock units	536	624	839	897
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the three and six months ended September 30, 2020 and 2019, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 18 – INCOME TAXES
Generally, the Company's effective tax rate differs from the statutory tax rate due to state income taxes, foreign withholding taxes, and US taxation on foreign earnings, which are partially offset by research and development tax credits, foreign tax credits and the Foreign Derived Intangible Income deduction.
The Company's effective income tax rates were 1,057.4% and 60.1% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three months ended September 30, 2020 differed from the effective tax rate for the three months ended September 30, 2019, primarily due to generating a significant pre-tax loss in the three months ended September 30, 2019 when compared to the pre-tax income generated during the three months ended September 30, 2020.
The Company's effective income tax rates were 11.8% and 17.7% for the six months ended September 30, 2020 and 2019, respectively. The effective tax rate for the six months ended September 30, 2020 differed from the effective tax rate for the six months ended September 30, 2019, primarily due to a significant discrete tax expense related to elections made to treat several of the Company's foreign subsidiaries as U.S. branches for federal income tax purposes in the six months ended September 30, 2019. As a result, the Company recorded additional tax expense for the three and six months ended September 30, 2019 due to establishing new U.S. net deferred tax liabilities resulting from the differences between the GAAP basis and the U.S. federal tax basis of the existing assets and liabilities of those foreign subsidiaries.

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$120,027	$139,544	$227,350	$246,647
Europe	37,990	33,901	72,748	65,210
Asia	13,878	13,138	27,574	25,690
Rest of the world	33,444	29,838	61,482	64,898
	$205,339	$216,421	$389,154	$402,445
The United States revenue includes sales to resellers in the United States. These resellers fulfill customer orders and may subsequently ship the Company's products to international locations. Further, the Company determines the geography of its sales after considering where the contract originated. A majority of revenue attributable to locations outside of the United States is a result of export sales. Substantially all of the Company's identifiable assets are located in the United States.

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
Overview
We are an industry leader with over 35 years of experience in providing service assurance and security solutions that are used by customers worldwide to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives, the rapidly evolving security threat landscape, business intelligence and analytics advancements, and the 5G evolution in both the service provider and enterprise verticals.
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
COVID-19 Impact
In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have led to adverse impacts on the U.S. and global economies. Due to the critical nature of our products and services, we are considered critical under State and Federal guidelines. While we have begun a phased reopening at some of our facilities, we remain focused on protecting the health and well-being of our employees and continue to maintain work from home policies for a vast majority of our employees where feasible.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted and will continue to impact our customers, employees, supply chain, and distribution network. Our business and operations have proven to be largely resilient as we navigate the global pandemic and macroeconomic uncertainty. However, we are not immune from the impacts of the COVID-19 global pandemic and resulting challenging macro-economic environment that is causing elongated purchasing cycles and we expect our fiscal year financial results to be affected given these uncertainties. Despite this impact, we are committed to managing our costs to attempt to mitigate the impact of a revenue decline to deliver improved GAAP earnings per share compared with the same period last year.
We believe our current cash reserves leave us well-positioned to manage our business through this crisis as it continues to unfold. We expect net cash provided by operating activities combined with cash, cash equivalents and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We are taking actions to reduce costs and increase productivity throughout our company. This includes limiting discretionary spending and reducing hiring activities. In addition, based on covenant levels at September 30, 2020, we have an incremental $317 million available to us under our $1.0 billion revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We have elected to defer the employer-paid portion of social security taxes. As of September 30, 2020, we had deferred $7.4 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our stakeholders.
Results Overview
Total revenue for the six months ended September 30, 2020 was impacted by a decrease in revenue from our network performance management offerings in both the service provider and enterprise verticals, partially offset by an increase in our enterprise vertical for DDoS offerings.
Our gross profit percentage decreased one percentage point during the six months ended September 30, 2020 as compared with the six months ended September 30, 2019.
Net loss for the six months ended September 30, 2020 was $21.1 million, as compared with a net loss for the six months ended September 30, 2019 of $46.8 million, a decrease of $25.7 million. The decrease in net loss was primarily due to a $13.1 million decrease in travel expenses primarily attributable to COVID-19 related restrictions, a $8.1 million decrease in expenses related to trade shows and other sales and marketing related events attributable to continued cost control and COVID-19 related restrictions, a $5.7 million decrease in interest expense, a $4.8 million decrease in amortization of intangible assets, and a $4.7 million decrease in inventory related charges. These decreases were partially offset by an $8.8 million increase in employee-related expenses largely due to an increase in variable incentive compensation.
At September 30, 2020, we had cash, cash equivalents and marketable securities (short-term and long-term) of $427.8 million. This represents an increase of $38.7 million from $389.1 million at March 31, 2020. This increase was primarily due to cash provided by operating activities of $56.6 million, partially offset by $12.6 million used for tax withholdings on restricted stock units, $5.8 million used for capital expenditures and $4.5 million used for purchases of intangible assets during the six months ended September 30, 2020.
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
The following table reconciles revenue, gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the six months ended September 30, 2020 and 2019 (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP revenue	$205,339	$216,421	$389,154	$402,445
Service deferred revenue fair value adjustment	1	48	3	96
Non-GAAP revenue	$205,340	$216,469	$389,157	$402,541

GAAP gross profit	$146,439	$157,289	$277,274	$288,570
Service deferred revenue fair value adjustment	1	48	3	96
Share-based compensation expense	2,154	2,187	3,749	3,921
Amortization of acquired intangible assets	4,765	6,225	9,500	12,455
Acquisition related depreciation expense	5	6	11	19
Non-GAAP gross profit	$153,364	$165,755	$290,537	$305,061

GAAP income (loss) from operations	$3,779	$(7,295)	$(10,708)	$(31,743)
Service deferred revenue fair value adjustment	1	48	3	96
Share-based compensation expense	15,736	15,857	27,832	28,600
Amortization of acquired intangible assets	20,128	22,357	40,124	44,730
Business development and integration expense	—	39	16	18
New standard implementation expense	—	—	—	9
Compensation for post-combination services	63	135	127	328
Restructuring charges	(31)	150	62	273
Acquisition related depreciation expense	60	69	121	190
Transitional service agreement income	101	275	101	1,184
Legal judgments expense	—	—	2,804	—
Non-GAAP income from operations	$39,837	$31,635	$60,482	$43,685

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP net loss	$(3,686)	$(17,472)	$(21,106)	$(46,815)
Service deferred revenue fair value adjustment	1	48	3	96
Share-based compensation expense	15,736	15,857	27,832	28,600
Amortization of acquired intangible assets	20,128	22,357	40,124	44,730
Business development and integration expense	—	39	16	18
New standard implementation expense	—	—	—	9
Compensation for post-combination services	63	135	127	328
Restructuring charges	(31)	150	62	273
Acquisition-related depreciation expense	60	69	121	190
Change in contingent consideration	—	(6)	—	517
Legal judgments expense	—	—	2,804	—
Income tax adjustments	(4,027)	181	(9,523)	(994)
Non-GAAP net income	$28,244	$21,358	$40,460	$26,952

GAAP diluted net loss per share	$(0.05)	$(0.23)	$(0.29)	$(0.61)
Per share impact of non-GAAP adjustments identified above	0.43	0.51	0.84	0.96
Non-GAAP diluted net income per share	$0.38	$0.28	$0.55	$0.35

GAAP income (loss) from operations	$3,779	$(7,295)	$(10,708)	$(31,743)
Previous adjustments to determine non-GAAP income from operations	36,058	38,930	71,190	75,428
Non-GAAP income from operations	39,837	31,635	60,482	43,685
Depreciation excluding acquisition related	6,955	6,905	12,907	13,746
Non-GAAP EBITDA from operations	$46,792	$38,540	$73,389	$57,431

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
While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management's most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:
•revenue recognition;
•share-based compensation;
•valuation of goodwill, intangible assets and other acquisition accounting items; and
•marketable securities.

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (SEC) on May 20, 2020, for a description of all of our critical accounting policies.
Three Months Ended September 30, 2020 and 2019
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offering. During the three months ended September 30, 2020 and 2019, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$91,979	45%	$102,775	47%	$(10,796)	(11)%
Service	113,360	55	113,646	53	(286)	—%
Total revenue	$205,339	100%	$216,421	100%	$(11,082)	(5)%

Product. The 11%, or $10.8 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from network performance management offerings for enterprise customers due to lower revenue from the federal government sector, partially offset by an increase in revenue from distributed denial of service (DDoS) offerings.
Service. The $0.3 million decrease in service revenue compared to the same period last year was primarily driven by a decrease in post-contract services.
Total revenue by geography was as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
United States	$120,027	58%	$139,544	64%	$(19,517)	(14)%
International:
Europe	37,990	19	33,901	16	4,089	12%
Asia	13,878	7	13,138	6	740	6%
Rest of the world	33,444	16	29,838	14	3,606	12%
Subtotal international	85,312	42	76,877	36	8,435	11%
Total revenue	$205,339	100%	$216,421	100%	$(11,082)	(5)%
United States revenue decreased 14%, or $19.5 million, primarily due to a decrease in revenue from network performance management offerings, partially offset by an increase in revenue from DDoS offerings. The 11%, or $8.4 million, increase in international revenue compared with the same period last year was primarily driven by higher revenue from network performance management offerings.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$26,977	13%	$29,368	14%	$(2,391)	(8)%
Service	31,923	16	29,764	14	2,159	7%
Total cost of revenue	$58,900	29%	$59,132	28%	$(232)	—%
Gross profit:
Product $	$65,002	32%	$73,407	34%	$(8,405)	(11)%
Product gross profit %	71%		71%
Service $	$81,437	40%	$83,882	39%	$(2,445)	(3)%
Service gross profit %	72%		74%
Total gross profit $	$146,439		$157,289		$(10,850)	(7)%
Total gross profit %	71%		73%
Product. The 8%, or $2.4 million, decrease in cost of product revenue was primarily due to a $4.9 million decrease in direct material costs as a result of the decrease in product revenue, a $2.2 million decrease in inventory obsolescence charges, a $1.3 million decrease in the amortization of intangible assets, and a $0.7 million decrease in employee-related expenses associated with the timing of certain projects. These decreases were partially offset by a $6.9 million increase in costs to deliver model calibration products. The product gross profit percentage remained flat at 71% during the three months ended September 30, 2020 as compared with the three months ended September 30, 2019. The 11%, or $8.4 million, decrease in product gross profit is attributable to the 11%, or $10.8 million, decrease in product revenue, partially offset by the 8%, or $2.4 million, decrease in cost of product revenue.
Service. The 7%, or $2.2 million, increase in cost of service revenue during the three months ended September 30, 2020 when compared with the three months ended September 30, 2019 was primarily due to a $1.1 million increase in employee-related expenses associated with the timing of certain projects and an increase in variable incentive compensation, a $0.6 million increase in cost of materials used to support customers under service contracts, and a $0.4 million increase in warranty expense. These increases were offset by a $0.6 million decrease in travel expense primarily attributable to COVID-19 related restrictions. The service gross profit percentage decreased by two percentage points to 72% for the three months ended September 30, 2020 as compared with the three months ended September 30, 2019. The 3%, or $2.4 million decrease in service gross profit is attributable to the $0.3 million decrease in service revenue and the 7%, or $2.2 million, increase in cost of service revenue.
Gross profit. Our gross profit decreased 7%, or $10.9 million, during the three months ended September 30, 2020 when compared with the three months ended September 30, 2019. This decrease is attributable to the decrease in revenue of 5%, or $11.1 million, partially offset by the $0.2 million, decrease in cost of revenue. The gross profit percentage decreased by two percentage points to 71% for the three months ended September 30, 2020 as compared with the three months ended September 30, 2019.

Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Research and development	$46,455	23%	$50,058	23%	$(3,603)	(7)%
Sales and marketing	60,300	29	73,067	34	(12,767)	(17)
General and administrative	20,573	10	25,177	12	(4,604)	(18)
Amortization of acquired intangible assets	15,363	7	16,132	7	(769)	(5)
Restructuring charges	(31)	—	150	—	(181)	(121)
Total operating expenses	$142,660	69%	$164,584	76%	$(21,924)	(13)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 7%, or $3.6 million, decrease in research and development expenses was primarily due to a $1.1 million decrease in employee-related expenses associated with a reduction in headcount, a $0.6 million decrease in travel expense primarily attributable to COVID-19 related restrictions, and a $0.5 million decrease in depreciation expense during the three months ended September 30, 2020 when compared with the three months ended September 30, 2019.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 17%, or $12.8 million, decrease in total sales and marketing expenses was primarily due to a $4.5 million decrease in travel expense primarily attributable to COVID-19 related restrictions, a $3.7 million decrease in commissions expense, a $2.5 million decrease in advertising expense, a $1.6 million decrease in employee-related expenses largely due to a reduction in headcount, and a $0.6 million decrease in expenses related to trade shows, user conferences and other events attributable to continued cost control and COVID-19 related restrictions during the three months ended September 30, 2020 when compared with the three months ended September 30, 2019.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 18%, or $4.6 million, decrease in general and administrative expenses was primarily due to a $3.0 million decrease in legal-related expenses and penalties, a $0.5 million decrease in bad debt expenses, a $0.4 million decrease in travel expense primarily attributable to COVID-19 related restrictions, and a $0.4 million decrease in rent and other facilities-related expenses during the three months ended September 30, 2020 when compared with the three months ended September 30, 2019.
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
The 5%, or $0.8 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(3,394)	(2)%	$(3,616)	(2)%	$222	6%
The 6%, or $0.2 million, decrease in interest and other expense, net was primarily due to a $2.5 million decrease in interest expense due to debt repayments on the credit facility as well as a decrease in the average interest rate, partially offset by a $1.0 million increase in foreign exchange expense, and a $1.0 million decrease in interest income received on investments.
Income Taxes. Our effective income tax rates were 1,057.4% and 60.1% for the three months ended September 30, 2020 and 2019, respectively. The effective income tax rate for the three months ended September 30, 2020 differed from the effective income tax rate for the three months ended September 30, 2019, primarily due to generating a significant pre-tax loss in the three months ended September 30, 2019 when compared to the pre-tax income generated during the three months ended September 30, 2020.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Income tax expense	$4,071	2%	$6,561	3%	$(2,490)	(38)%
Six Months Ended September 30, 2020 and 2019
Revenue
During the six months ended September 30, 2020, and 2019, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$163,672	42%	$178,494	44%	$(14,822)	(8)%
Service	225,482	58%	223,951	56%	1,531	1%
Total revenue	$389,154	100%	$402,445	100%	$(13,291)	(3)%
Product. The 8%, or $14.8 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from network performance management offerings for enterprise and service provider customers, partially offset by an increase in revenue from DDoS offerings.
Service. The 1%, or $1.5 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from DDoS offerings and new maintenance contracts, partially offset by a decrease in post-contract services.

Total revenue by geography was as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
United States	$227,350	58%	$246,647	61%	$(19,297)	(8)%
International:
Europe	72,748	19	65,210	16	7,538	12%
Asia	27,574	7	25,690	7	1,884	7%
Rest of the world	61,482	16	64,898	16	(3,416)	(5)%
Subtotal international	161,804	42	155,798	39	6,006	4%
Total revenue	$389,154	100%	$402,445	100%	$(13,291)	(3)%
United States revenue decreased 8%, or $19.3 million, primarily due to a decrease in revenue from network performance management offerings, partially offset by an increase in revenue from DDoS offerings. International revenue increased 4%, or $6.0 million, primarily driven by higher revenue from DDoS offerings, as well as a smaller increase in revenue from network performance management offerings.
Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$48,129	12%	$56,303	14%	$(8,174)	(15)%
Service	63,751	16	57,572	14	6,179	11%
Total cost of revenue	$111,880	28%	$113,875	28%	$(1,995)	(2)%
Gross profit:
Product $	$115,543	30%	$122,191	30%	$(6,648)	(5)%
Product gross profit %	71%		68%
Service $	$161,731	42%	$166,379	41%	$(4,648)	(3)%
Service gross profit %	72%		74%
Total gross profit $	$277,274		$288,570		$(11,296)	(4)%
Total gross profit %	71%		72%
Product. The 15%, or $8.2 million, decrease in cost of product revenue compared to the same period last year was primarily due to a $7.3 million decrease in direct material costs due to a decrease in product revenue, a $3.6 million decrease in inventory obsolescence charges, a $3.1 million decrease in the amortization of intangible assets, a $0.8 million decrease in overhead costs, and a $0.6 million decrease in employee-related expenses largely due to the timing of certain projects, partially offset by an increase in variable incentive compensation. These decreases were partially offset by a $7.7 million increase in costs to deliver model calibration products. The product gross profit percentage increased by three percentage points to 71% during the six months ended September 30, 2020 when compared to the six months ended September 30, 2019. The 5%, or $6.6 million, decrease in product gross profit is attributable to the 8%, or $14.8 million, decrease in product revenue, partially offset by the 15%, or $8.2 million, decrease in cost of product revenue.
Service. The 11%, or $6.2 million, increase in cost of service revenue compared to the same period last year was primarily due to a $5.5 million increase in employee-related expenses due to an increase in variable incentive compensation and the timing of certain projects, a $0.6 million increase in cost of materials used to support customers under service contracts, and a $0.5M increase in warranty expense. These increases were partially offset by a $1.0 million decrease in travel expense primarily attributable to COVID-19 related restrictions. The service gross profit percentage decreased two percentage points to

72% for the six months ended September 30, 2020 when compared to the six months ended September 30, 2019. The 3%, or $4.6 million, decrease in service gross profit is attributable to the 11%, or $6.2 million, increase in cost of service revenue, partially offset by the 1%, or $1.5 million, increase in service revenue.
Gross profit. Our gross profit for the six months ended September 30, 2020 decreased 4%, or $11.3 million, compared to the same period last year. This decrease is primarily attributable to the decrease in revenue of 3%, or $13.3 million, partially offset by the decrease in cost of revenue of 2%, or $2.0 million. The gross profit percentage decreased by one percentage point to 71% for the six months ended September 30, 2020 when compared to the six months ended September 30, 2019.
Operating Expenses

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Research and development	$91,836	24%	$93,785	23%	$(1,949)	(2)%
Sales and marketing	119,734	31	146,592	36	(26,858)	(18)
General and administrative	45,726	12	47,388	12	(1,662)	(4)
Amortization of acquired intangible assets	30,624	8	32,275	8	(1,651)	(5)
Restructuring charges	62	—	273	—	(211)	(77)
Total operating expenses	$287,982	75%	$320,313	79%	$(32,331)	(10)%
Research and development. The 2%, or $1.9 million, decrease in research and development expenses for the six months ended September 30, 2020 compared to the same period last year was primarily due to a $1.5 million decrease in travel expense primarily attributable to COVID-19 related restrictions, a $1.2 million decrease in depreciation expense, a $1.0 million decrease in contractor fees, and a $0.7 million decrease in rent and other facilities related expenses. These decreases were offset by a $3.5 million increase in employee-related expenses due to an increase in variable incentive compensation.
Sales and marketing. The 18%, or $26.9 million, decrease in total sales and marketing expenses for the six months ended September 30, 2020 compared to the same period last year was primarily due to a $9.7 million decrease in travel expense primarily attributable to COVID-19 related restrictions, a $8.1 million decrease in expenses related to trade shows, user conferences and other events attributable to continued cost control and COVID-19 related restrictions, a $4.6 million decrease in advertising expense, a $3.5 million decrease in commissions expense, and a $0.8 million decrease in employee-related expenses due to a reduction in headcount partially offset by an increase in variable incentive compensation.
General and administrative. The 4%, or $1.7 million, decrease in general and administrative expenses for the six months ended September 30, 2020 compared to the same period last year was primarily due to a $1.0 million decrease in legal-related expenses and penalties, an $0.8 million decrease in rent and other facilities related expenses, an $0.8 million decrease in travel expense primarily attributable to COVID-19 related restrictions, and a $0.7 million decrease in bad debt expense. These decreases were partially offset by a $1.2 million increase in employee-related expenses due to an increase in variable incentive compensation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the Comms Transaction and the acquisitions of ONPATH, Simena, Psytechnics, Network General, Avvasi and Efflux.
The 5%, or $1.7 million, decrease in amortization of acquired intangible assets for the six months ended September 30, 2020 compared to the same period last year was largely due to a reduction in the amortization of intangible assets related to the Comms Transaction.
Restructuring. During the fiscal years ended March 31, 2020 and 2019, we implemented programs to restructure certain departments to better align functions and reduce overall headcount. As a result of the workforce reduction, during the six months ended September 30, 2020 and 2019, we recorded a restructuring charge totaling $0.1 million and $0.3 million, respectively, related to one-time termination benefits.

Interest and Other Expense, Net

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(8,174)	(2)%	$(8,015)	(2)%	$(159)	(2)%
The 2%, or $0.2 million, increase in interest and other expense, net was primarily due to a $2.9 million increase in foreign exchange expense, a $2.4 million decrease in interest income received on investments and a $1.2 million decrease in transitional services agreement income related to the HNT business divestiture. These increases in interest and other expense, net were partially offset by a $5.7 million decrease in interest expense due to debt repayments on the credit facility as well as a decrease in the average interest rate, and a $0.5 million decrease in other expense due to a change in the fair value of the contingent consideration related to the HNT business divestiture recorded during the six months ended September 30, 2019.
Income Taxes. Our effective income tax rates were 11.8% and 17.7% for the six months ended September 30, 2020 and 2019, respectively. The effective income tax rate for the six months ended September 30, 2020 differed from the effective rate for the six months ended September 30, 2019, primarily due to a significant discrete tax expense related to elections made to treat several of the Company's foreign subsidiaries as U.S. branches for federal income tax purposes in the six months ended September 30, 2019. As a result, we recorded additional tax expense for the six months ended September 30, 2019 due to establishing new U.S. net deferred tax liabilities resulting from the differences between the GAAP basis and the U.S. federal tax basis of the existing assets and liabilities of those foreign subsidiaries.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Income tax expense	$2,224	1%	$7,057	2%	$(4,833)	(68)%

Off-Balance Sheet Arrangements

At September 30, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Acquisition related – We had a contingent liability at September 30, 2020 for $0.7 million related to the acquisition of Gigavation in February 2020 for which an escrow account was established to cover damages we may suffer related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million will be paid to the seller in February 2021. The contingent purchase consideration of $0.7 million was included as accrued other in our consolidated balance sheet at September 30, 2020 and March 31, 2020.

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
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, we filed our Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. NetScout continues to avail itself of its legal options. NetScout has concluded that the risk of loss associated with the post-suit damages award is "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is now remote. Accounting rules require us to provide an estimate for the range of potential liability. NetScout currently estimates that the range of liability is the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement is not reasonably estimable but is likely within the range of $0 to $2,800,000.
Other contingent liabilities - During fiscal year 2020, one of our subsidiaries, located in the United Kingdom (UK), determined that value added tax (VAT) was not properly applied to certain supplies of service to the UK. We filed a blank disclosure with HM Revenue & Customs (HMRC) notifying HMRC of these application differences, and subsequently filed a voluntary disclosure agreement (VDA). The VDA covered the period from March 1, 2016 through February 29, 2020. The penalties associated with the application differences can range from 0%-30% of the underpayment and are based on objective and subjective determinations to be made by HMRC. At March 31, 2020 and September 30, 2020, we have accrued the penalties that we believe are probable and estimable of assessment by HMRC. A majority of the difference in our application of the VAT rules relates to services for which the subsidiary did not collect VAT from its customers and for which customers would have been eligible to reclaim under the UK VAT regime. Based on these facts, we currently believe that it is probable that we will be required to settle these amounts separately with our customers and HMRC, hence we have recorded a liability, which is included as accrued other in our consolidated balance sheet and an asset, which is included in prepaid expenses and other current assets in our consolidated balance sheet at September 30, 2020 for approximately $6.3 million, respectively.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2020	March 31, 2020
Cash and cash equivalents	$415,719	$338,489
Short-term marketable securities	12,127	47,969
Long-term marketable securities	—	2,613
Cash, cash equivalents and marketable securities	$427,846	$389,071

Cash, cash equivalents and marketable securities
At September 30, 2020, cash, cash equivalents and marketable securities (current and non-current) totaled $427.8 million, a $38.7 million increase from $389.1 million at March 31, 2020. This increase was primarily due to cash provided by operating activities of $56.6 million, partially offset by $12.6 million used for tax withholdings on restricted stock units, $5.8 million used for capital expenditures, and $4.5 million used for purchases of intangible assets during the six months ended September 30, 2020.
At September 30, 2020, cash and short-term and long-term investments in the United States were $293.8 million, while cash held outside the United States was approximately $134.0 million.
Cash and cash equivalents were impacted by the following:

	Six Months Ended
	September 30,
	(in thousands)
	2020	2019
Net cash provided by operating activities	$56,646	$48,456
Net cash provided by investing activities	$28,114	$1,431
Net cash used in financing activities	$(13,599)	$(211,375)
Net cash from operating activities
Cash provided by operating activities was $56.6 million during the six months ended September 30, 2020, compared with $48.5 million of cash provided by operating activities during the six months ended September 30, 2019. This $8.1 million increase was due in part to a $25.7 million increase from a smaller net loss, a $13.9 million increase from accrued compensation and other expenses, an $11.7 million increase from accounts receivable, and a $1.4 million increase from operating lease liabilities. These increases were partially offset by a $15.6 million decrease from prepaid expenses and other assets, an $11.4 million decrease from accounts payable, a $5.5 million decrease from depreciation and amortization expense, a $4.0 million decrease from deferred revenue, a $3.7 million decrease from deferred income taxes, a $3.0 million decrease from inventories, and a $0.8 million decrease from share-based compensation expense during the six months ended September 30, 2020 as compared with the six months ended September 30, 2019.
Net cash from investing activities

	Six Months Ended
	September 30,
	(in thousands)
	2020	2019
Cash provided by investing activities included the following:
Purchase of marketable securities	$(6,780)	$(83,502)
Proceeds from sales and maturity of marketable securities	45,094	98,147
Purchase of fixed assets	(5,769)	(9,056)
Purchase of intangible assets	(4,537)	—
Decrease (increase) in deposits	106	(4)
Acquisition of businesses	—	(4,154)
	$28,114	$1,431
Cash provided by investing activities increased $26.7 million from $1.4 million during the six months ended September 30, 2019 to $28.1 million during the six months ended September 30, 2020
The overall increase in cash inflow from marketable securities was primarily related to a decrease of $76.7 million in the purchase of marketable securities offset by a $53.1 million decrease in proceeds from the sales and maturity of marketable securities during the six months ended September 30, 2020 when compared with the six months ended September 30, 2019.
During the six months ended September 30, 2020, there was a $4.5 million cash outflow related to the purchases of intangible assets.

During the six months ended September 30, 2019, there was a $4.2 million cash outflow related to the acquisition of Eastwind.
Cash used for the purchase of fixed assets decreased $3.3 million from $9.1 million during the six months ended September 30, 2019 to $5.8 million during the six months ended September 30, 2020.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2021.
Net cash from financing activities

	Six Months Ended
	September 30,
	(in thousands)
	2020	2019
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$1	$2
Payment of contingent consideration	(1,000)	—
Repayment of long-term debt	—	(100,000)
Treasury stock repurchases	—	(100,000)
Tax withholding on restricted stock units	(12,600)	(11,377)
	$(13,599)	$(211,375)
Cash used in financing activities decreased by $197.8 million to $13.6 million during the six months ended September 30, 2020, compared with $211.4 million of cash used in financing activities during the six months ended September 30, 2019.
During the six months ended September 30, 2020, we paid $1.0 million of contingent purchase consideration related to the Eastwind acquisition in April 2020.
During the six months ended September 30, 2019, we repaid $100.0 million of borrowings under the Amended Credit Agreement.
During the six months ended September 30, 2019, we repurchased 4,160,836 shares of our common stock for $100.0 million under the twenty-five million share repurchase program. There were no repurchases during the six months ended September 30, 2020.
In connection with the delivery of the Company's common stock upon vesting of restricted stock units, we withheld 481,739 and 500,093 shares at a cost of $12.6 million and $11.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2020 and 2019, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of common stock under our common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. At September 30, 2020, $450 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended June 30, 2020, until we have delivered financial statements for the quarter ended September 30, 2020, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 1.00% per annum for Base Rate loans and 2.00% per annum for LIBOR loans if our consolidated leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended June 30, 2020, until we have delivered financial statements for the quarter ended September 30, 2020, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At September 30, 2020, we were in compliance with all of these covenants.
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
We have capitalized debt issuance costs totaling $12.2 million at September 30, 2020, which are being amortized over the life of the revolving credit facility. The unamortized balance was $4.0 million as of September 30, 2020. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $2.3 million was included as other assets in our consolidated balance sheet.
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
Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, or to repurchase shares of our common stock through our stock repurchase program. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At September 30, 2020, we owed $450 million on this loan with an interest rate of 1.65%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2020. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $0.7 million as of September 30, 2020.
Foreign Currency Exchange Risk. As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Canadian Dollar and Indian Rupee. The current exposures arise primarily from expenses denominated in foreign currencies. We currently engage in foreign currency hedging activities in order to limit these exposures. Periodically, we also enter into forward contracts to manage exchange risk associated with third-party transactions and for which we do not elect hedge accounting treatment. We do not use derivative financial instruments for speculative trading purposes.
At September 30, 2020, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $3.5 million and foreign currency forward contracts not designated as hedging instruments with a notional amount of $6.6 million. The valuation of outstanding foreign currency forward contracts (both designated and not designated as hedging instruments) at September 30, 2020 resulted in an asset balance of $151 thousand, reflecting favorable rates in comparison to current market rates. At March 31, 2020, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $1.7 million. The valuation of outstanding foreign currency forward contracts designated as hedging instruments at March 31, 2020 resulted in a liability balance of $49 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At September 30, 2020, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, we filed our Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. NetScout continues to avail itself of its legal options. NetScout has concluded that the risk of loss associated with the post-suit damages award is "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is now remote. Accounting rules require us to provide an estimate for the range of potential liability. NetScout currently estimates that the range of liability is the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement is not reasonably estimable but is likely within the range of $0 to $2,800,000.
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
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2020 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
7/1/2020-7/31/2020	—	$—	—	7,243,431
8/1/2020-8/31/2020	368,033	25.77	—	7,243,431
9/1/2020-9/30/2020	543	22.99	—	7,243,431
Total	368,576	$25.77	—	7,243,431
(1)We purchased an aggregate of 368,576 shares during the three months ended September 30, 2020 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our previously disclosed twenty-five million share repurchase program).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

10.1		NetScout Systems, Inc. 2019 Equity Incentive Plan, as amended and restated (filed as Exhibit 99.1 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-248786, filed on September 14, 2020 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 3, 2020	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 3, 2020	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)