Form 10-Q
period 2020-12-31
NETSCOUT SYSTEMS INC
filed 2021-02-04
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of January 31, 2021 was 73,438,763.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2020

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2020	March 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$477,755	$338,489
Marketable securities	12,689	47,969
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $719 and $1,350 at December 31, 2020 and March 31, 2020, respectively	208,016	213,514
Inventories and deferred costs	26,040	22,227
Prepaid income taxes	9,566	13,505
Prepaid expenses and other current assets	28,548	24,039
Total current assets	762,614	659,743
Fixed assets, net	51,265	57,715
Operating lease right-of-use assets	63,257	68,583
Goodwill	1,714,109	1,725,680
Intangible assets, net	535,095	582,179
Deferred income taxes	6,982	6,220
Long-term marketable securities	—	2,613
Other assets	13,001	17,770
Total assets	$3,146,323	$3,120,503
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,219	$20,004
Accrued compensation	76,900	75,632
Accrued other	36,801	21,840
Income taxes payable	233	903
Deferred revenue and customer deposits	251,313	270,281
Current portion of operating lease liabilities	11,753	10,337
Total current liabilities	396,219	398,997
Other long-term liabilities	11,568	10,039
Deferred tax liability	105,510	114,394
Accrued long-term retirement benefits	38,264	34,256
Long-term deferred revenue and customer deposits	102,713	104,240
Operating lease liabilities, net of current portion	63,814	70,658
Long-term debt	450,000	450,000
Total liabilities	1,168,088	1,182,584
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2020 and March 31, 2020	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 123,867,373 and 122,006,077 shares issued and 73,438,024 and 72,220,906 shares outstanding at December 31, 2020 and March 31, 2020, respectively	124	122
Additional paid-in capital	2,936,573	2,891,553
Accumulated other comprehensive income (loss)	262	(3,160)
Treasury stock at cost, 50,429,349 and 49,785,171 shares at December 31, 2020 and March 31, 2020, respectively	(1,321,978)	(1,305,935)
Retained earnings	363,254	355,339
Total stockholders' equity	1,978,235	1,937,919
Total liabilities and stockholders' equity	$3,146,323	$3,120,503
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue:
Product	$114,965	$143,309	$278,637	$321,803
Service	113,774	116,715	339,256	340,666
Total revenue	228,739	260,024	617,893	662,469
Cost of revenue:
Product	24,263	34,197	72,392	90,500
Service	31,012	31,388	94,763	88,960
Total cost of revenue	55,275	65,585	167,155	179,460
Gross profit	173,464	194,439	450,738	483,009
Operating expenses:
Research and development	43,769	48,606	135,605	142,391
Sales and marketing	60,934	67,653	180,668	214,245
General and administrative	21,718	25,048	67,444	72,436
Amortization of acquired intangible assets	15,273	16,120	45,897	48,395
Restructuring charges	—	193	62	466
Total operating expenses	141,694	157,620	429,676	477,933
Income from operations	31,770	36,819	21,062	5,076
Interest and other expense, net:
Interest income	73	826	510	3,699
Interest expense	(2,708)	(4,629)	(8,497)	(16,167)
Other income (expense), net	(948)	(112)	(3,770)	538
Total interest and other expense, net	(3,583)	(3,915)	(11,757)	(11,930)
Income (loss) before income tax expense (benefit)	28,187	32,904	9,305	(6,854)
Income tax expense (benefit)	(834)	(3,821)	1,390	3,236
Net income (loss)	$29,021	$36,725	$7,915	$(10,090)
Basic net income (loss) per share	$0.39	$0.49	$0.11	$(0.13)
Diluted net income (loss) per share	$0.39	$0.49	$0.11	$(0.13)
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	73,492	74,367	72,953	75,780
Net income (loss) per share - diluted	73,878	74,700	73,618	75,780
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income (loss)	$29,021	$36,725	$7,915	$(10,090)
Other comprehensive income (loss):
Cumulative translation adjustments	1,482	297	3,375	(789)
Changes in market value of investments:
Changes in unrealized (losses) gains, net of (benefit) taxes of ($5), $1, ($38) and $12, respectively	(15)	3	(122)	40
Total net change in market value of investments	(15)	3	(122)	40
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes of $40, $40, $101 and $6, respectively	132	84	319	18
Reclassification adjustment for net (losses) gains included in net income (loss), net of (benefit) taxes of ($24), ($7), ($47) and $8, respectively	(79)	(30)	(150)	25
Total net change in market value of derivatives	53	54	169	43
Other comprehensive income (loss)	1,520	354	3,422	(706)
Total comprehensive income (loss)	$30,541	$37,079	$11,337	$(10,796)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31, 2020
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, September 30, 2020	123,840,945	$123	$2,924,757	$(1,258)	50,266,910	$(1,318,535)	$334,233	$1,939,320
Net income							29,021	29,021
Unrealized net investment losses				(15)				(15)
Unrealized net gains on derivative financial instruments				53				53
Cumulative translation adjustments				1,482				1,482
Issuance of common stock pursuant to vesting of restricted stock units	26,428	1						1
Stock-based compensation expense for restricted stock units granted to employees			11,816					11,816
Repurchase of treasury stock					162,439	(3,443)		(3,443)
Balance, December 31, 2020	123,867,373	$124	$2,936,573	$262	50,429,349	$(1,321,978)	$363,254	$1,978,235

	Nine Months Ended December 31, 2020
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2020	122,006,077	$122	$2,891,553	$(3,160)	49,785,171	$(1,305,935)	$355,339	$1,937,919
Net income							7,915	7,915
Unrealized net investment losses				(122)				(122)
Unrealized net gains on derivative financial instruments				169				169
Cumulative translation adjustments				3,375				3,375
Issuance of common stock pursuant to vesting of restricted stock units	1,581,484	2						2
Stock-based compensation expense for restricted stock units granted to employees			38,545					38,545
Issuance of common stock under employee stock purchase plan	279,812		6,475					6,475
Repurchase of treasury stock					644,178	(16,043)		(16,043)
Balance, December 31, 2020	123,867,373	$124	$2,936,573	$262	50,429,349	$(1,321,978)	$363,254	$1,978,235

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

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$7,915	$(10,090)
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	79,638	87,397
Operating lease right-of-use assets	7,820	7,872
Loss on disposal of fixed assets	37	16
Share-based compensation expense	40,349	39,961
Net change in fair value of contingent and contractual liabilities	—	541
Accretion of contingent consideration	—	(24)
Deferred income taxes	(10,438)	(8,480)
Other (gains) losses	(1)	35
Changes in assets and liabilities
Accounts receivable and unbilled costs	6,722	(9,554)
Inventories	(5,083)	(1,233)
Prepaid expenses and other assets	2,321	10,957
Accounts payable	(589)	(4,647)
Accrued compensation and other expenses	22,694	16,009
Operating lease liabilities	(7,923)	(9,690)
Income taxes payable	190	24
Deferred revenue	(21,749)	(1,304)
Net cash provided by operating activities	121,903	117,790
Cash flows from investing activities:
Purchase of marketable securities	(13,974)	(89,840)
Proceeds from sales and maturity of marketable securities	51,706	108,413
Purchase of fixed assets	(9,110)	(15,207)
Purchase of intangible assets	(4,537)	—
Decrease (increase) in deposits	105	(29)
Acquisition of businesses	—	(4,154)
Net cash provided by (used in) investing activities	24,190	(817)
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2
Payment of contingent consideration	(1,000)	—
Repayment of long-term debt	—	(100,000)
Treasury stock repurchases	(3,275)	(125,000)
Tax withholding on restricted stock units	(12,768)	(11,612)
Net cash used in financing activities	(17,041)	(236,610)
Effect of exchange rate changes on cash and cash equivalents	9,214	(1,523)
Net increase (decrease) in cash and cash equivalents and restricted cash	138,266	(121,160)
Cash and cash equivalents and restricted cash, beginning of period	340,237	409,820
Cash and cash equivalents and restricted cash, end of period	$478,503	$288,660
Supplemental disclosures:
Cash paid for interest	$6,103	$14,019
Cash paid for income taxes	$8,532	$10,494
Non-cash transactions:
Transfers of inventory to fixed assets	$1,530	$2,290
Additions to property, plant and equipment included in accounts payable	$231	$119
Issuance of common stock under employee stock plans	$6,475	$6,593
Contingent consideration related to acquisition, included in accrued other	$—	$1,000
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
COVID-19 Risks and Uncertainties
The Company is closely monitoring the impact of COVID-19 on all aspects of its business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. The future impacts of the pandemic and any resulting economic impact on the Company's operations are largely unknown and rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as its customers.
Under Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic
205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company is taking precautionary actions to reduce costs and spending across the organization. This includes limiting discretionary spending and reducing hiring activities. In addition, based on covenant levels at December 31, 2020, the Company has an incremental $245 million available under the $1.0 billion revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes. As of December 31, 2020, the Company had deferred $8.9 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The balance of $4.5 million was included as accrued other and a balance of $4.4 million was included as other long-term liabilities in the Company's consolidated balance sheet at December 31, 2020.
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
During the nine months ended December 31, 2020, the Company recognized revenue of $228.9 million related to the Company's deferred revenue balance reported at March 31, 2020.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at December 31, 2020.
At December 31, 2020, the Company had total deferred revenue of $354.0 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $251.3 million, or 71%, of this revenue during the next 12 months, and expects to recognize the remaining $102.7 million, or 29%, of this revenue thereafter.

Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, and the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue, or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred, except in the case of maintenance renewals. The aggregate amount of unrecognized accounts receivable and deferred revenue was $5.4 million and $11.1 million at December 31, 2020 and March 31, 2020, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the nine months ended December 31, 2020.
Contract Balances
The Company may receive payments from customers based on billing schedules as established by the Company's contracts. Contract assets relate to performance obligations where control has transferred to the customer in advance of scheduled billings. The Company records unbilled accounts receivable representing the right to consideration in exchange for goods or services that have been transferred to a customer conditional on the passage of time. Deferred revenue relates to payments received in advance of performance under the contract.
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
At December 31, 2020, the consolidated balance sheet included $7.5 million in assets related to sales commissions to be expensed in future periods. A balance of $4.2 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included in other assets in the Company's consolidated balance sheet at December 31, 2020. At March 31, 2020, the consolidated balance sheet included $7.2 million in assets related to sales commissions to be expensed in future periods. A balance of $3.9 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included in other assets in the Company's consolidated balance sheet at March 31, 2020.
During the three and nine months ended December 31, 2020 and 2019, respectively, the Company recognized $1.6 million, $1.6 million, $4.7 million and $4.8 million, respectively, of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

Balance at March 31, 2020	$1,350
Provision for allowance for doubtful accounts	50
Recoveries and other adjustments	(621)
Write off charged against the allowance for doubtful accounts	(60)
Balance at December 31, 2020	$719

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.

At December 31, 2020, the Company had one direct customer who accounted for more than 10% of the accounts receivable balance, while no indirect channel partners accounted for more than 10% of the accounts receivable balance. At March 31, 2020, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and nine months ended December 31, 2020 and 2019, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Cost of product revenue	$248	$231	$837	$843
Cost of service revenue	1,371	1,275	4,531	4,584
Research and development	3,862	3,437	12,578	12,076
Sales and marketing	4,253	3,910	13,602	13,333
General and administrative	2,783	2,508	8,801	9,125
	$12,517	$11,361	$40,349	$39,961
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
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2020. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the nine months ended December 31, 2020, employees purchased 279,812 shares under the ESPP and the value per share was $23.14.
NOTE 5 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents consisted of commercial paper, money market instruments and cash at December 31, 2020 and U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at March 31, 2020.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2020	March 31, 2020	December 31, 2019	March 31, 2019
Cash and cash equivalents	$477,755	$338,489	$287,660	$409,632
Restricted cash	748	1,748	1,000	188
Total cash, cash equivalents and restricted cash	$478,503	$340,237	$288,660	$409,820
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at December 31, 2020, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$3,559	$17	$3,576
Commercial paper	7,196	—	7,196
Corporate bonds	1,916	1	1,917
Total short-term marketable securities	12,671	18	12,689
Total long-term marketable securities	—	—	—
Total marketable securities	$12,671	$18	$12,689
The following is a summary of marketable securities held by NetScout at March 31, 2020, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$28,621	$107	$28,728
Commercial paper	14,644	—	14,644
Corporate bonds	4,587	10	4,597
Total short-term marketable securities	47,852	117	47,969
U.S. government and municipal obligations	2,562	51	2,613
Total long-term marketable securities	2,562	51	2,613
Total marketable securities	$50,414	$168	$50,582
Contractual maturities of the Company's marketable securities held at December 31, 2020 and March 31, 2020 were as follows (in thousands):

	December 31, 2020	March 31, 2020
Available-for-sale securities:
Due in 1 year or less	$12,689	$47,969
Due after 1 year through 5 years	—	2,613
	$12,689	$50,582

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at December 31, 2020 and March 31, 2020 (in thousands):

	Fair Value Measurements at
	December 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$477,755	$—	$—	$477,755
U.S. government and municipal obligations	2,538	1,038	—	3,576
Commercial paper	—	7,196	—	7,196
Corporate bonds	1,917	—	—	1,917
Derivative financial instruments	—	174	—	174
	$482,210	$8,408	$—	$490,618
LIABILITIES:
Contingent purchase consideration	$—	$—	$(748)	$(748)
	$—	$—	$(748)	$(748)

	Fair Value Measurements at
	March 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$338,489	$—	$—	$338,489
U.S. government and municipal obligations	31,341	—	—	31,341
Commercial paper	—	14,644	—	14,644
Corporate bonds	4,597	—	—	4,597
	$374,427	$14,644	$—	$389,071
LIABILITIES:
Contingent purchase consideration	$—	$—	$(1,748)	$(1,748)
Derivative financial instruments	—	(49)	—	(49)
	$—	$(49)	$(1,748)	$(1,797)
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
The Company had a contingent liability at December 31, 2020 and March 31, 2020 for $0.7 million related to the acquisition of Gigavation Incorporated (Gigavation) in February 2020. The contingent purchase consideration represents amounts deposited into an escrow account which was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. The $0.7 million of contingent purchase consideration was included in accrued other in the Company’s consolidated balance sheet at December 31, 2020 and March 31, 2020. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million will be paid to the seller in February 2021.
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
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial liabilities for the nine months ended December 31, 2020 (in thousands):

Contingent Purchase Consideration
Balance at March 31, 2020	$(1,748)
Payments made	1,000
Balance at December 31, 2020	$(748)
NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2020	March 31, 2020
Raw materials	$15,428	$15,311
Work in process	46	819
Finished goods	5,600	5,376
Deferred costs	4,966	721
	$26,040	$22,227
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
HNT Tools Business Divestiture
    On September 14, 2018 (the HNT Divestiture Date), the Company divested its Handheld Network Tools (HNT) business. As part of the divestiture, the Company recorded contingent consideration which represents potential future earnout payments of up to $4.0 million over two years that are contingent on the achievement of certain milestones by the HNT business. The Company recorded a $0.5 million change in the fair value of the contingent consideration, which is included in other income

(expense), net within the Company’s consolidated statements of operations for the nine months ended December 31, 2019. The fair value of the contingent consideration was $0 at December 31, 2020 and March 31, 2020.
    In connection with the divestiture, the Company entered into a transitional services agreement with the buyer to provide certain services for a period of up to eighteen months. The transitional services agreement ended in fiscal year 2020. Income (expense) associated with the transitional services agreement for the three and nine months ended December 31, 2020 and 2019 was $0.1 million, $(25) thousand, $0.2 million, and $1.2 million, respectively. Transitional services agreement income (expense) is included within other income (expense), net in the Company's consolidated statements of operations.
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
At December 31, 2020 and March 31, 2020, the carrying amount of goodwill was $1.7 billion. The change in the carrying amount of goodwill for the nine months ended December 31, 2020 was due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2020 as follows (in thousands):

Balance at March 31, 2020	$1,725,680
Foreign currency translation impact	(11,571)
Balance at December 31, 2020	$1,714,109
Intangible Assets
The net carrying amounts of intangible assets were $535.1 million and $582.2 million at December 31, 2020 and March 31, 2020, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite-lived trade name is evaluated for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed its annual impairment test on January 31, 2020. During the fourth quarter of fiscal year 2020, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and concluded that it was not more likely than not that the trade name was impaired and therefore a quantitative Step 1 assessment was not performed as of March 31, 2020.

Intangible assets include the indefinite-lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at December 31, 2020 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$253,206	$(208,894)	$44,312
Customer relationships	779,940	(321,257)	458,683
Distributor relationships and technology licenses	11,539	(7,608)	3,931
Definite-lived trademark and trade name	39,610	(30,369)	9,241
Core technology	7,193	(7,163)	30
Net beneficial leases	336	(336)	—
Non-compete agreements	292	(292)	—
Leasehold interest	500	(500)	—
Backlog	16,613	(16,613)	—
Capitalized software	3,317	(3,270)	47
Other	1,208	(957)	251
	$1,113,754	$(597,259)	$516,495
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
Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and nine months ended December 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Amortization of intangible assets included as:
Cost of product revenue	$5,177	$6,564	$15,510	$20,043
Operating expense	15,278	16,125	45,912	48,410
	$20,455	$22,689	$61,422	$68,453

The following is the expected future amortization expense at December 31, 2020 for the fiscal years ending March 31 (in thousands):

2021 (remaining three months)	$20,352
2022	71,881
2023	64,112
2024	55,830
2025	48,729
Thereafter	255,591
$516,495
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at December 31, 2020 and March 31, 2020 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020
Derivatives Designated as Hedging Instruments:
Forward contracts	$3,474	$1,722	$174	$—	$—	$49
 Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (loss) (OCI) and results of operations for the three months ended December 31, 2020 and 2019 (in thousands):

	Gain Recognized in OCI on Derivative (a)		Loss Reclassified from Accumulated OCI into Income (b)
	December 31, 2020	December 31, 2019	Location	December 31, 2020	December 31, 2019
Forward contracts	$172	$124	Research and development	$(21)	$(8)
			Sales and marketing	(82)	(29)
	$172	$124		$(103)	$(37)
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the three months ended December 31, 2020 and 2019 (in thousands):

	Gain Recognized in Income (a)
	Location	December 31, 2020	December 31, 2019
Forward contracts	General and administrative	$30	$—
		$30	$—
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
The following table provides the effect foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (loss) (OCI) and results of operations for the nine months ended December 31, 2020 and 2019 (in thousands):

	Gain Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	December 31, 2020	December 31, 2019	Location	December 31, 2020	December 31, 2019
Forward contracts	$420	$24	Research and development	$(34)	$(16)
			Sales and marketing	(163)	49
	$420	$24		$(197)	$33
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the nine months ended December 31, 2020 and 2019 (in thousands):

	Gain Recognized in Income (a)
	Location	December 31, 2020	December 31, 2019
Forward contracts	General and administrative	$76	$—
		$76	$—
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of the Company's common stock under the Company's common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. At December 31, 2020, $450 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve

Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2020, until the Company has delivered financial statements for the quarter ended December 31, 2020, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 0.75% per annum for Base Rate loans and 1.75% per annum for LIBOR loans if the Company's consolidated leverage ratio is less than or equal to 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00. As of December 31, 2020, the Company’s maximum allowed consolidated leverage ratio is 3.50 to 1.00.
On July 27, 2017, the U.K. Financial Conduct Authority (FCA) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020 the Intercontinental Exchange Benchmark Administration (IBA), the FCA-regulated and authorized administrator of LIBOR, announced that it will open a consultation period in December 2020 through January 25, 2021 on its intention to cease USD LIBOR. The IBA intends that, subject to confirmation following its consultation, one week and two-month USD LIBOR settings will cease on December 31, 2021, and that the USD LIBOR panel will cease on June 30, 2023. IBA notes that any publication of the Overnight and 1, 3, 6 and 12 Months USD LIBOR settings based on panel bank submissions beyond December 31, 2021 will need to comply with applicable regulations, including as to representativeness. Based on current information from panel banks, IBA anticipates there being a representative panel for the continuation of these USD LIBOR settings through to June 30, 2023.
The Company's Amended Credit Agreement, which matures on January 16, 2023 prior to the June 30, 2023 cessation of USD LIBOR publications, provides for the Administrative Agent to determine if (i) adequate and reasonable means do not exist for ascertaining the LIBOR rate or (ii) the FCA or Government Authority having jurisdiction over the Administrative Agent has made a public statement identifying a specific date after which the LIBOR rate shall no longer be used for determining interest rates for loans and the Administrative Agent determines that (i) and (ii) above are unlikely to be temporary, then the Administrative Agent and the Company would agree to transition to an Alternate Base Rate borrowing as described above or amend the Credit Agreement to establish an alternate rate of interest to LIBOR that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2020 until the Company has delivered financial statements for the quarter ended December 31, 2020, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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

The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At December 31, 2020, the Company was in compliance with all of these covenants.
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
The Company has capitalized debt issuance costs totaling $12.2 million at December 31, 2020, which are being amortized over the life of the revolving credit facility. The unamortized balance was $3.6 million as of December 31, 2020. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $1.9 million was included as other assets in the Company's consolidated balance sheet.
NOTE 12 – RESTRUCTURING CHARGES
During the second quarter of the fiscal year ended March 31, 2019, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount resulting in a total restructuring charge for the program of $17.3 million. As a result of the related workforce reduction, one hundred fifty-five employees voluntarily terminated their employment with the Company. As a result of the related workforce reduction, during the nine months ended December 31, 2019, the Company recorded restructuring charges totaling $0.1 million related to one-time termination benefits for employees who voluntarily terminated their employment with the Company during the period. The one-time termination benefits were paid in full by the end of the first quarter of the fiscal year ended March 31, 2020.
During the fiscal year ended March 31, 2020, the Company approved two restructuring plans. During the second quarter of the fiscal year ended March 31, 2020, the Company restructured certain departments to better align functions resulting in a total restructuring charge for the program of $0.5 million. As a result of the workforce reduction, during the nine months ended December 31, 2019, the Company recorded a restructuring charge totaling $0.3 million related to one-time termination benefits. The one-time termination benefits were paid in full during the first quarter of the fiscal year ending March 31, 2021. During the fourth quarter of the fiscal year ended March 31, 2020, the Company restructured certain departments to better align functions. As a result of the workforce reduction, the Company recorded a restructuring charge totaling $2.1 million during the fiscal year ended March 31, 2020 and an additional $0.1 million during the nine months ended December 31, 2020. The one-time termination benefits were paid in full by the end of the second quarter of the fiscal year ending March 31, 2021.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liabilities (in thousands):

	Q2FY20 Plan	Q4FY20 Plan
	Employee-Related	Employee-Related	Total
Balance at March 31, 2020	$3	$1,717	$1,720
Restructuring charges to operations	—	62	62
Cash payments	(3)	(1,860)	(1,863)
Other adjustments	—	81	81
Balance at December 31, 2020	$—	$—	$—

NOTE 13 - LEASES
The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. ROU assets are recorded and recognized at commencement for the lease liability amount, plus initial direct costs incurred less lease incentives received. Lease liabilities are recorded at the present value of future lease payments over the lease term at commencement. The discount rate used is generally the Company’s estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. Incremental borrowing rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value over a similar term. Lease expenses relating to operating leases are recognized on a straight-line basis over the lease term.
The Company has operating leases for administrative, research and development, sales and marketing and manufacturing facilities and equipment under various non-cancelable lease agreements. The Company’s leases have remaining lease terms ranging from 1 year to 10 years. The Company’s lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Most of the Company’s lease agreements contain variable payments, primarily for common area maintenance (CAM), which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the three and nine months ended December 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Lease cost under long-term operating leases	$3,277	$3,459	$9,803	$9,980
Lease cost under short-term operating leases	804	1,681	3,184	3,430
Variable lease cost under short-term and long-term operating leases	895	974	2,845	3,249
Total operating lease cost	$4,976	$6,114	$15,832	$16,659

The table below presents supplemental cash flow information related to leases during the nine months ended December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,902	$5,474

At December 31, 2020 and March 31, 2020, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	December 31, 2020	March 31, 2020
Weighted average remaining lease term in years - operating leases	7.92	8.59

Weighted average discount rate - operating leases	4.1%	4.1%

Future minimum payments under non-cancellable leases at December 31, 2020 are as follows (in thousands):

Year ending March 31:
2021 (remaining three months)	$2,522
2022	14,705
2023	12,477
2024	10,248
2025	10,081
Thereafter	38,416
Total lease payments	$88,449
Less imputed interest	(12,882)
Present value of lease liabilities	$75,567
NOTE 14 – COMMITMENTS AND CONTINGENCIES
Acquisition related - The Company had a contingent liability at December 31, 2020 and March 31, 2020 for $0.7 million related to the acquisition of Gigavation in February 2020 for which an escrow account was established to cover damages NetScout may suffer related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million will be paid to the seller in February 2021. The contingent purchase consideration of $0.7 million was included as accrued other in the Company's consolidated balance sheet at December 31, 2020 and March 31, 2020.
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
Other Contingent Liability - During fiscal year 2020, one of the Company's subsidiaries, located in the United Kingdom (UK), determined that value added tax (VAT) was not properly applied to certain supplies of service to the UK. The Company filed a blank disclosure with HM Revenue & Customs (HMRC) notifying HMRC of these application differences, and subsequently filed a voluntary disclosure agreement (VDA). The VDA covered the period of March 1, 2016 through February 29, 2020. The penalties associated with the application differences can range from 0%-30% of the underpayment and are based on objective and subjective determinations to be made by HMRC. A majority of the difference in the Company's application of the VAT rules relates to services for which the subsidiary did not collect VAT from its customers and for which customers would have been eligible to reclaim under the UK VAT regime. During the third quarter of fiscal year 2021, HMRC assessed a penalty for the VAT application differences, which will be suspended once the suspension period expires should no further discrepancies in the application of UK VAT be identified and officially concluded their audit during the fourth quarter of fiscal year 2021. The suspension period commenced on December 11, 2020 and ends on March 10, 2021. The Company accrued the penalties assessed by HMRC, which is included as accrued other in the Company's consolidated balance sheet at December 31, 2020. Additionally, since the Company was required to settle the underpayment of VAT separately with its customers and HMRC, during the third quarter of fiscal year 2021, the Company invoiced the customers for the amount of VAT not originally collected, which is included in accounts receivable and unbilled costs, net of allowance for doubtful accounts and recorded a liability for the amounts owed to HMRC, which is included as accrued other in the Company's consolidated balance sheet at December 31, 2020.
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$55	$45	$159	$131
Interest cost	97	105	283	307
Net periodic pension cost	$152	$150	$442	$438

Expected Contributions
During the nine months ended December 31, 2020, the Company made contributions of $0.3 million to its defined benefit pension plans. During the fiscal year ending March 31, 2021, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 16 – TREASURY STOCK
On October 24, 2017, the Company’s Board of Directors approved a share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock. This program became effective when the Company’s previously disclosed twenty million share repurchase program was completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of this share repurchase program.
Through December 31, 2020, the Company repurchased 17,910,840 shares for $471.9 million in the open market under the twenty-five million share repurchase program. At December 31, 2020, 7,089,160 shares of common stock remained available to be purchased under the current repurchase program. The Company repurchased 154,271 shares and 5,164,593 shares for $3.3 million and $125.0 million, respectively, under the twenty-five million share repurchase program during the nine months ended December 31, 2020 and 2019, respectively.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 489,907 shares and 509,532 shares at a cost of $12.8 million and $11.6 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2020 and 2019, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.

NOTE 17 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$29,021	$36,725	$7,915	$(10,090)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	73,492	74,367	72,953	75,780
Dilutive common equivalent shares:
Weighted average restricted stock units	386	333	665	—
Denominator for diluted net income (loss) per share - weighted average shares outstanding	73,878	74,700	73,618	75,780
Net income (loss) per share:
Basic net income (loss) per share	$0.39	$0.49	$0.11	$(0.13)
Diluted net income (loss) per share	$0.39	$0.49	$0.11	$(0.13)
The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Restricted stock units	3,169	2,997	3,249	694
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the nine months ended December 31, 2019, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 18 – INCOME TAXES
Generally, the Company's effective tax rate differs from the statutory tax rate due to state income taxes, foreign withholding taxes, and US taxation on foreign earnings, which are partially offset by research and development tax credits, foreign tax credits and the Foreign Derived Intangible Income deduction.
The Company's effective income tax rates were 3.0% and 11.6% for the three months ended December 31, 2020 and 2019, respectively. The effective tax rate for the three months ended December 31, 2020 differed from the effective tax rate for the three months ended December 31, 2019, primarily related to a significant discrete benefit related to the issuance of U.S. regulations in the three months ended December 21 2019, impacting the Company's previous estimate of BEAT.
The Company's effective income tax rates were 14.9% and 47.2% for the nine months ended December 31, 2020 and 2019, respectively. The effective tax rate for the nine months ended December 31, 2020 differed from the effective tax rate for the nine months ended December 31, 2019, primarily due to the establishment of U.S. deferred tax liabilities for certain of our foreign subsidiaries making elections to be treated as U.S. branches for federal income tax purposes, stock based compensation and a significant reduction in pre-tax losses as compared to the prior year. These items were partially offset by a discrete benefit recorded during the nine months ended December 31, 2019 related to the issuance of U.S. regulations in the prior period impacting the Company's estimate of BEAT.

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
United States	$137,199	$163,605	$364,549	$410,252
Europe	44,137	45,049	116,885	110,259
Asia	15,593	15,957	43,167	41,647
Rest of the world	31,810	35,413	93,292	100,311
	$228,739	$260,024	$617,893	$662,469
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
NOTE 20 – SUBSEQUENT EVENTS
On January 29, 2021, the Company repaid $100.0 million of borrowings under the Amended Credit Agreement.

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
We believe our current cash reserves leave us well-positioned to manage our business through this crisis as it continues to unfold. We expect net cash provided by operating activities combined with cash, cash equivalents and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We are taking actions to reduce costs and increase productivity throughout our company, including limiting discretionary spending and reducing hiring activities. In addition, based on covenant levels at December 31, 2020, we have an incremental $245 million available to us under our $1.0 billion revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We have elected to defer the employer-paid portion of social security taxes. As of December 31, 2020, we had deferred $8.9 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which continue to evolve and cannot be fully predicted at this time. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our stakeholders.
Results Overview
Total revenue for the nine months ended December 31, 2020 was impacted by a decrease in revenue from our network performance management offerings in both the service provider and enterprise verticals, partially offset by an increase in revenue from our DDoS offerings.
Our gross profit percentage remained flat during the nine months ended December 31, 2020 as compared with the nine months ended December 31, 2019.
Net income for the nine months ended December 31, 2020 was $7.9 million, as compared with a net loss for the nine months ended December 31, 2019 of $10.1 million, an increase of $18.0 million. The increase in net income was primarily due to a $19.1 million decrease in travel expenses primarily attributable to COVID-19 related restrictions, a $9.2 million decrease in expenses related to trade shows and other sales and marketing related events attributable to continued cost control and COVID-19 related restrictions, a $7.3 million decrease in direct material costs, a $7.0 million decrease in amortization of intangible assets, a $4.5 million decrease in commission expense, a $4.4 million decrease in inventory related charges and a $4.0 million decrease in advertising expense. These decreases in expense were partially offset by a $44.6 million decrease in revenue.
At December 31, 2020, we had cash, cash equivalents and marketable securities (short-term and long-term) of $490.4 million. This represents an increase of $101.3 million from $389.1 million at March 31, 2020. This increase was primarily due to cash provided by operating activities of $121.9 million, partially offset by $12.8 million used for tax withholdings on restricted stock units, $9.1 million used for capital expenditures, $4.5 million used for purchases of intangible assets, and $3.3 million used to repurchase shares of our common stock during the nine months ended December 31, 2020.
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
The following table reconciles revenue, gross profit, income from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the nine months ended December 31, 2020 and 2019 (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
GAAP revenue	$228,739	$260,024	$617,893	$662,469
Service deferred revenue fair value adjustment	2	48	5	144
Non-GAAP revenue	$228,741	$260,072	$617,898	$662,613

GAAP gross profit	$173,464	$194,439	$450,738	$483,009
Service deferred revenue fair value adjustment	2	48	5	144
Share-based compensation expense	1,619	1,506	5,368	5,427
Amortization of acquired intangible assets	4,776	6,222	14,276	18,677
Acquisition related depreciation expense	6	7	17	26
Non-GAAP gross profit	$179,867	$202,222	$470,404	$507,283

GAAP income from operations	$31,770	$36,819	$21,062	$5,076
Service deferred revenue fair value adjustment	2	48	5	144
Share-based compensation expense	12,517	11,361	40,349	39,961
Amortization of acquired intangible assets	20,049	22,342	60,173	67,072
Business development and integration expense	—	20	16	38
New standard implementation expense	—	1	—	10
Compensation for post-combination services	63	125	190	453
Restructuring charges	—	193	62	466
Acquisition related depreciation expense	61	61	182	251
Transitional service agreement income (expense)	57	(25)	158	1,159
Legal judgments expense	—	—	2,804	—
Non-GAAP income from operations	$64,519	$70,945	$125,001	$114,630

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
GAAP net income (loss)	$29,021	$36,725	$7,915	$(10,090)
Service deferred revenue fair value adjustment	2	48	5	144
Share-based compensation expense	12,517	11,361	40,349	39,961
Amortization of acquired intangible assets	20,049	22,342	60,173	67,072
Business development and integration expense	—	20	16	38
New standard implementation expense	—	1	—	10
Compensation for post-combination services	63	125	190	453
Restructuring charges	—	193	62	466
Acquisition-related depreciation expense	61	61	182	251
Change in contingent consideration	—	—	—	517
Legal judgments expense	—	—	2,804	—
Income tax adjustments	(12,835)	(16,182)	(22,358)	(17,176)
Non-GAAP net income	$48,878	$54,694	$89,338	$81,646

GAAP diluted net income (loss) per share	$0.39	$0.49	$0.11	$(0.13)
Per share impact of non-GAAP adjustments identified above	0.27	0.24	1.10	1.20
Non-GAAP diluted net income per share	$0.66	$0.73	$1.21	$1.07

GAAP income from operations	$31,770	$36,819	$21,062	$5,076
Previous adjustments to determine non-GAAP income from operations	32,749	34,126	103,939	109,554
Non-GAAP income from operations	64,519	70,945	125,001	114,630
Depreciation excluding acquisition related	6,376	6,339	19,283	20,085
Non-GAAP EBITDA from operations	$70,895	$77,284	$144,284	$134,715

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
Three Months Ended December 31, 2020 and 2019
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offering. During the three months ended December 31, 2020 and 2019, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$114,965	50%	$143,309	55%	$(28,344)	(20)%
Service	113,774	50	116,715	45	(2,941)	(3)%
Total revenue	$228,739	100%	$260,024	100%	$(31,285)	(12)%

Product. The 20%, or $28.3 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from network performance management offerings for enterprise and service provider customers, partially offset by an increase in revenue from distributed denial of service (DDoS) offerings.
Service. The 3%, or $2.9 million decrease in service revenue compared to the same period last year was primarily driven by a decrease in post-contract services.
Total revenue by geography was as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
United States	$137,199	60%	$163,605	63%	$(26,406)	(16)%
International:
Europe	44,137	19	45,049	17	(912)	(2)%
Asia	15,593	7	15,957	6	(364)	(2)%
Rest of the world	31,810	14	35,413	14	(3,603)	(10)%
Subtotal international	91,540	40	96,419	37	(4,879)	(5)%
Total revenue	$228,739	100%	$260,024	100%	$(31,285)	(12)%
United States revenue decreased 16%, or $26.4 million, primarily due to a decrease in revenue from network performance management offerings for enterprise and service provider customers, partially offset by an increase in revenue from DDoS offerings. The 5%, or $4.9 million, decrease in international revenue compared with the same period last year was primarily driven by lower revenue from network performance management offerings.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$24,263	11%	$34,197	13%	$(9,934)	(29)%
Service	31,012	14	31,388	12	(376)	(1)%
Total cost of revenue	$55,275	25%	$65,585	25%	$(10,310)	(16)%
Gross profit:
Product $	$90,702	40%	$109,112	42%	$(18,410)	(17)%
Product gross profit %	79%		76%
Service $	$82,762	36%	$85,327	33%	$(2,565)	(3)%
Service gross profit %	73%		73%
Total gross profit $	$173,464		$194,439		$(20,975)	(11)%
Total gross profit %	76%		75%
Product. The 29%, or $9.9 million, decrease in cost of product revenue for the three months ended December 31, 2020 compared to the same period last year was primarily due to a $7.8 million decrease in direct material costs as a result of the decrease in product revenue, a $1.4 million decrease in the amortization of intangible assets, and a $0.9 million decrease in employee-related expenses associated with the timing of certain projects and a decrease in variable incentive compensation. The product gross profit percentage increased by three percentage points to 79% during the three months ended December 31, 2020 as compared with the three months ended December 31, 2019. The 17%, or $18.4 million, decrease in product gross profit is attributable to the 20%, or $28.3 million, decrease in product revenue, partially offset by the 29%, or $9.9 million, decrease in cost of product revenue. The increase in product gross profit was largely due to product mix.
Service. The 1%, or $0.4 million, decrease in cost of service revenue for the three months ended December 31, 2020 compared to the same period last year was primarily due to a $0.5 million decrease in employee-related expenses associated with a decrease in variable incentive compensation partially offset by an increase associated with the timing of certain projects, and a $0.5M decrease in warranty expense. These decreases were offset by a $0.5 million increase in contractor fees. The service gross profit percentage remained flat at 73% for the three months ended December 31, 2020 as compared with the three months ended December 31, 2019. The 3%, or $2.6 million decrease in service gross profit is attributable to the $2.9 million decrease in service revenue, partially offset by the 1%, or $0.4 million, decrease in cost of service revenue.
Gross profit. Our gross profit decreased 11%, or $21.0 million, during the three months ended December 31, 2020 when compared with the three months ended December 31, 2019. This decrease is attributable to the decrease in revenue of 12%, or $31.3 million, partially offset by the 16%, or $10.3 million, decrease in cost of revenue. The gross profit percentage increased by one percentage point to 76% for the three months ended December 31, 2020 as compared with the three months ended December 31, 2019.

Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Research and development	$43,769	19%	$48,606	19%	$(4,837)	(10)%
Sales and marketing	60,934	27	67,653	26	(6,719)	(10)
General and administrative	21,718	9	25,048	10	(3,330)	(13)
Amortization of acquired intangible assets	15,273	7	16,120	6	(847)	(5)
Restructuring charges	—	—	193	—	(193)	(100)
Total operating expenses	$141,694	62%	$157,620	61%	$(15,926)	(10)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 10%, or $4.8 million, decrease in research and development expenses for the three months ended December 31, 2020 compared to the same period last year was primarily due to a $2.9 million decrease in employee-related expenses associated with a reduction in headcount and a decrease in variable incentive compensation, and a $0.7 million decrease in travel expense primarily attributable to COVID-19 related restrictions.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 10%, or $6.7 million, decrease in total sales and marketing expenses for the three months ended December 31, 2020 compared to the same period last year was primarily due to a $4.4 million decrease in travel expense primarily attributable to COVID-19 related restrictions, a $1.2 million decrease in employee-related expenses largely due to a reduction in headcount and a decrease in variable incentive compensation, a $1.0 million decrease in commissions expense, and a $1.0 million decrease in expenses related to trade shows, user conferences and other events attributable to continued cost control and COVID-19 related restrictions. These decreases were partially offset by a $1.2 million increase in advertising expenses.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 13%, or $3.3 million, decrease in general and administrative expenses for the three months ended December 31, 2020 compared to the same period last year was primarily due to a $1.3 million decrease in employee-related expenses largely due to a decrease in variable incentive compensation, an $0.8 million decrease in legal-related expenses, and a $0.5 million decrease in travel expense primarily attributable to COVID-19 related restrictions.
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

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(3,583)	(2)%	$(3,915)	(2)%	$332	8%
The 8%, or $0.3 million, decrease in interest and other expense, net was primarily due to a $1.9 million decrease in interest expense due to debt repayments on the credit facility as well as a decrease in the average interest rate, partially offset by a $1.2 million increase in foreign exchange expense, and a $0.8 million decrease in interest income received on investments.
Income Taxes. Our effective income tax rates were 3.0% and 11.6% for the three months ended December 31, 2020 and 2019, respectively. The effective income tax rate for the three months ended December 31, 2020 differed from the effective income tax rate for the three months ended December 31, 2019, primarily related to a significant discrete benefit related to the issuance of U.S. regulations in the three months ended December 21 2019, impacting our previous estimate of BEAT.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(834)	—%	$(3,821)	(1)%	$2,987	78%
Nine Months Ended December 31, 2020 and 2019
Revenue
During the nine months ended December 31, 2020, and 2019, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$278,637	45%	$321,803	49%	$(43,166)	(13)%
Service	339,256	55%	340,666	51%	(1,410)	—%
Total revenue	$617,893	100%	$662,469	100%	$(44,576)	(7)%
Product. The 13%, or $43.2 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from network performance management offerings for enterprise customers primarily due to lower revenue from the federal government sector, as well as lower revenue from service provider customers, partially offset by an increase in revenue from DDoS offerings.
Service. The $1.4 million, decrease in service revenue compared with the same period last year was primarily due to a decrease in post-contract services.

Total revenue by geography was as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
United States	$364,549	59%	$410,252	62%	$(45,703)	(11)%
International:
Europe	116,885	19	110,259	17	6,626	6%
Asia	43,167	7	41,647	6	1,520	4%
Rest of the world	93,292	15	100,311	15	(7,019)	(7)%
Subtotal international	253,344	41	252,217	38	1,127	—%
Total revenue	$617,893	100%	$662,469	100%	$(44,576)	(7)%
United States revenue decreased 11%, or $45.7 million, primarily due to a decrease in revenue from network performance management offerings, partially offset by an increase in revenue from DDoS offerings. International revenue increased $1.1 million primarily driven by an increase in revenue from network performance management offerings.
Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$72,392	12%	$90,500	14%	$(18,108)	(20)%
Service	94,763	15	88,960	13	5,803	7%
Total cost of revenue	$167,155	27%	$179,460	27%	$(12,305)	(7)%
Gross profit:
Product $	$206,245	33%	$231,303	35%	$(25,058)	(11)%
Product gross profit %	74%		72%
Service $	$244,493	40%	$251,706	38%	$(7,213)	(3)%
Service gross profit %	72%		74%
Total gross profit $	$450,738		$483,009		$(32,271)	(7)%
Total gross profit %	73%		73%
Product. The 20%, or $18.1 million, decrease in cost of product revenue for the nine months ended December 31, 2020 compared to the same period last year was primarily due to a $15.1 million decrease in direct material costs due to a decrease in product revenue, a $4.5 million decrease in the amortization of intangible assets, a $4.0 million decrease in inventory obsolescence charges, a $1.5 million decrease in employee-related expenses largely due to the timing of certain projects partially offset by an increase in variable incentive compensation, and an $0.8 million decrease in overhead costs. These decreases were partially offset by a $7.8 million increase in costs to deliver model calibration products. The product gross profit percentage increased by two percentage points to 74% during the nine months ended December 31, 2020 when compared to the nine months ended December 31, 2019. The 11%, or $25.1 million, decrease in product gross profit is attributable to the 13%, or $43.2 million, decrease in product revenue, partially offset by the 20%, or $18.1 million, decrease in cost of product revenue. The increase in product gross profit was largely due to product mix. There was a higher percentage of software sales during the nine months ended December 31, 2020 as compared with the nine months ended December 31, 2019.
Service. The 7%, or $5.8 million, increase in cost of service revenue nine months ended December 31, 2020 compared to the same period last year was primarily due to a $5.2 million increase in employee-related expenses due to an increase in variable incentive compensation and the timing of certain projects, a $0.6 million increase in cost of materials used to support customers under service contracts, and a $0.5 million increase in software maintenance expense. These increases were partially offset by a $1.6 million decrease in travel expense primarily attributable to COVID-19 related restrictions. The service gross profit percentage decreased two percentage points to 72% for the nine months ended December 31, 2020 when compared to the nine months ended December 31, 2019. The 3%, or $7.2 million, decrease in service gross profit is attributable to the 7%, or $5.8 million, increase in cost of service revenue and the $1.4 million decrease in service revenue.
Gross profit. Our gross profit for the nine months ended December 31, 2020 decreased 7%, or $32.3 million, compared to the same period last year. This decrease is primarily attributable to the decrease in revenue of 7%, or $44.6 million, partially offset by the decrease in cost of revenue of 7%, or $12.3 million. The gross profit percentage remained flat at 73% for the nine months ended December 31, 2020 when compared to the nine months ended December 31, 2019.
Operating Expenses

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Research and development	$135,605	22%	$142,391	21%	$(6,786)	(5)%
Sales and marketing	180,668	29	214,245	32	(33,577)	(16)
General and administrative	67,444	11	72,436	11	(4,992)	(7)
Amortization of acquired intangible assets	45,897	7	48,395	7	(2,498)	(5)
Restructuring charges	62	—	466	—	(404)	(87)
Total operating expenses	$429,676	69%	$477,933	71%	$(48,257)	(10)%
Research and development. The 5%, or $6.8 million, decrease in research and development expenses for the nine months ended December 31, 2020 compared to the same period last year was primarily due to a $2.1 million decrease in travel expense primarily attributable to COVID-19 related restrictions, a $1.6 million decrease in depreciation expense, a $1.0 million decrease in rent and other facilities related expenses, and an $0.8 million decrease in contractor fees. These decreases were partially offset by a $0.7 million increase in employee-related expenses due to an increase in variable incentive compensation.
Sales and marketing. The 16%, or $33.6 million, decrease in total sales and marketing expenses for the nine months ended December 31, 2020 compared to the same period last year was primarily due to a $14.1 million decrease in travel expense primarily attributable to COVID-19 related restrictions, a $9.2 million decrease in expenses related to trade shows, user conferences and other events attributable to continued cost control and COVID-19 related restrictions, a $4.5 million decrease in commissions expense, a $4.0 million decrease in advertising expense, and a $2.0 million decrease in employee-related expenses due to a reduction in headcount, partially offset by an increase in variable incentive compensation.
General and administrative. The 7%, or $5.0 million, decrease in general and administrative expenses for the nine months ended December 31, 2020 compared to the same period last year was primarily due to a $1.6 million decrease in legal-related expenses and penalties, a $1.3 million decrease in travel expense primarily attributable to COVID-19 related restrictions, a $1.2 million decrease in rent and other facilities related expenses, and a $0.5 million decrease in sales and use taxes.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the Comms Transaction and the acquisitions of ONPATH, Simena, Psytechnics, Network General, Avvasi and Efflux.
The 5%, or $2.5 million, decrease in amortization of acquired intangible assets for the nine months ended December 31, 2020 compared to the same period last year was largely due to a reduction in the amortization of intangible assets related to the Comms Transaction.
Restructuring. During the fiscal years ended March 31, 2020 and 2019, we implemented programs to restructure certain departments to better align functions and reduce overall headcount. As a result of the workforce reduction, during the nine months ended December 31, 2020 and 2019, we recorded a restructuring charge totaling $0.1 million and $0.5 million, respectively, related to one-time termination benefits.

Interest and Other Expense, Net

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(11,757)	(2)%	$(11,930)	(2)%	$173	1%
The 1%, or $0.2 million, decrease in interest and other expense, net was primarily due to a $7.7 million decrease in interest expense due to debt repayments on the credit facility as well as a decrease in the average interest rate, and a $0.5 million decrease in other expense due to a change in the fair value of the contingent consideration related to the HNT business divestiture recorded during the nine months ended December 31, 2019. These decreases were offset by a $4.1 million increase in foreign exchange expense, a $3.2 million decrease in interest income received on investments, and a $1.0 million decrease in transitional services agreement income related to the HNT business divestiture.
Income Taxes. Our effective income tax rates were 14.9% and 47.2% for the nine months ended December 31, 2020 and 2019, respectively. The effective income tax rate for the nine months ended December 31, 2020 differed from the effective rate for the nine months ended December 31, 2019, primarily due to the establishment of U.S. deferred tax liabilities for certain of our foreign subsidiaries making elections to be treated as U.S. branches for federal income tax purposes, stock based compensation and a significant reduction in pre-tax losses as compared to the prior year. These items were partially offset by a discrete benefit recorded during the nine months ended December 31, 2019 related to the issuance of U.S. regulations in the prior period impacting our estimate of BEAT.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2020		2019
		% of Revenue		% of Revenue	$	%
Income tax expense	$1,390	—%	$3,236	—%	$(1,846)	(57)%

Off-Balance Sheet Arrangements

At December 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Acquisition related – We had a contingent liability at December 31, 2020 and March 31, 2020 for $0.7 million related to the acquisition of Gigavation in February 2020 for which an escrow account was established to cover damages we may suffer related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. Except to the extent that valid indemnification claims are made prior to such time, the $0.7 million will be paid to the seller in February 2021. The contingent purchase consideration of $0.7 million was included as accrued other in our consolidated balance sheet at December 31, 2020 and March 31, 2020.

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
Other contingent liabilities - During fiscal year 2020, one of our subsidiaries, located in the United Kingdom (UK), determined that value added tax (VAT) was not properly applied to certain supplies of service to the UK. We filed a blank disclosure with HM Revenue & Customs (HMRC) notifying HMRC of these application differences, and subsequently filed a voluntary disclosure agreement (VDA). The VDA covered the period of March 1, 2016 through February 29, 2020. The penalties associated with the application differences can range from 0%-30% of the underpayment and are based on objective and subjective determinations to be made by HMRC. A majority of the difference in our application of the VAT rules relates to services for which the subsidiary did not collect VAT from its customers and for which customers would have been eligible to reclaim under the UK VAT regime. During the third quarter of fiscal year 2021, HMRC assessed a penalty for the VAT application differences, which will be suspended once the suspension period expires should no further discrepancies in the application of UK VAT be identified and officially concluded their audit during the fourth quarter of fiscal year 2021. The suspension period commenced on December 11, 2020 and ends on March 10, 2021. We accrued the penalties assessed by HMRC, which is included as accrued other in our consolidated balance sheet at December 31, 2020. Additionally, since we were required to settle the underpayment of VAT separately with our customers and HMRC, during the third quarter of fiscal year 2021, we invoiced the customers for the amount of VAT not originally collected, which is included in accounts receivable and unbilled costs, net of allowance for doubtful accounts and recorded a liability for the amounts owed to HMRC, which is included as accrued other in our consolidated balance sheet at December 31, 2020.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2020	March 31, 2020
Cash and cash equivalents	$477,755	$338,489
Short-term marketable securities	12,689	47,969
Long-term marketable securities	—	2,613
Cash, cash equivalents and marketable securities	$490,444	$389,071
Cash, cash equivalents and marketable securities
At December 31, 2020, cash, cash equivalents and marketable securities (current and non-current) totaled $490.4 million, a $101.3 million increase from $389.1 million at March 31, 2020. This increase was primarily due to cash provided by operating activities of $121.9 million, partially offset by $12.8 million used for tax withholdings on restricted stock units, $9.1 million used for capital expenditures, $4.5 million used for purchases of intangible assets and $3.3 million used to repurchase shares of our common stock during the nine months ended December 31, 2020.
At December 31, 2020, cash and short-term and long-term investments in the United States were $346.0 million, while cash held outside the United States was approximately $144.4 million.
Cash and cash equivalents were impacted by the following:

	Nine Months Ended
	December 31,
	(in thousands)
	2020	2019
Net cash provided by operating activities	$121,903	$117,790
Net cash provided by (used in) investing activities	$24,190	$(817)
Net cash used in financing activities	$(17,041)	$(236,610)
Net cash from operating activities
Cash provided by operating activities was $121.9 million during the nine months ended December 31, 2020, compared with $117.8 million of cash provided by operating activities during the nine months ended December 31, 2019. The $4.1 million increase was due in part to an $18.0 million increase from net income, $16.3 million increase from accounts receivable, a $6.7 million increase from accrued compensation and other expenses, a $4.1 million increase from accounts payable, and a $1.8M increase from operating lease liabilities. These increases were partially offset by a $20.4 million decrease from deferred revenue, an $8.6 million decrease from prepaid expenses and other assets, a $7.8 million decrease from depreciation and amortization expense, a $3.9 million decrease from inventories, a $2.0 million decrease from deferred income taxes, and a $0.5 million decrease from the change in fair value of contingent and contractual liabilities during the nine months ended December 31, 2020 as compared with the nine months ended December 31, 2019.

Net cash from investing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2020	2019
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities	$(13,974)	$(89,840)
Proceeds from sales and maturity of marketable securities	51,706	108,413
Purchase of fixed assets	(9,110)	(15,207)
Purchase of intangible assets	(4,537)	—
Decrease (increase) in deposits	105	(29)
Acquisition of businesses	—	(4,154)
	$24,190	$(817)
Cash provided by investing activities was $24.2 million during the nine months ended December 31, 2020, compared with $0.8 million of cash using in investing activities during the nine months ended December 31, 2019. The $25.0 million increase was due in part to a $19.2 million increase in cash inflow from marketable securities related to a decrease of $75.9 million in the purchase of marketable securities offset by a $56.7 million decrease in proceeds from the sales and maturity of marketable securities, a $6.1 million decrease in cash used for the purchase of fixed assets, and a $4.2 million decrease in cash used for the acquisition of businesses during the nine months ended December 31, 2020 when compared with the nine months ended December 31, 2019. These increases were partially offset by a $4.5 million cash outflow related to the purchases of intangible assets during the nine months ended December 31, 2020 when compared with the nine months ended December 31, 2019.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2021.
Net cash from financing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2020	2019
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Payment of contingent consideration	(1,000)	—
Repayment of long-term debt	—	(100,000)
Treasury stock repurchases	(3,275)	(125,000)
Tax withholding on restricted stock units	(12,768)	(11,612)
	$(17,041)	$(236,610)
Cash used in financing activities decreased by $219.6 million to $17.0 million during the nine months ended December 31, 2020, compared with $236.6 million of cash used in financing activities during the nine months ended December 31, 2019.
During the nine months ended December 31, 2020, we paid $1.0 million of contingent purchase consideration related to the Eastwind acquisition in April 2020.
During the nine months ended December 31, 2019, we repaid $100.0 million of borrowings under the Amended Credit Agreement.
During the nine months ended December 31, 2020 and 2019, we repurchased 154,271 and 5,164,593 shares of our common stock for $3.3 million and $125.0 million under our twenty-five million share repurchase program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 489,907 and 509,532 shares at a cost of $12.8 million and $11.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2020 and 2019, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of common stock under our common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. At December 31, 2020, $450 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended September 30, 2020, until we have delivered financial statements for the quarter ended December 31, 2020, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 0.75% per annum for Base Rate loans and 1.75% per annum for LIBOR loans if our consolidated leverage ratio is less than or equal to 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00. As of December 31, 2020, the Company’s maximum allowed consolidate leverage ratio is 3.50 to 1.00.
On July 27, 2017, the U.K. Financial Conduct Authority (FCA) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020 the Intercontinental Exchange Benchmark Administration (IBA), the FCA-regulated and authorized administrator of LIBOR, announced that it will open a consultation period in December 2020 through January 25, 2021 on its intention to cease USD LIBOR. The IBA intends that, subject to confirmation following its consultation, one week and two-month USD LIBOR settings will cease on December 31, 2021, and that the USD LIBOR panel will cease on June 30, 2023. IBA notes that any publication of the Overnight and 1, 3, 6 and 12 Months USD LIBOR settings based on panel bank submissions beyond December 31, 2021 will need to comply with applicable regulations, including as to representativeness. Based on current information from panel banks, IBA anticipates there being a representative panel for the continuation of these USD LIBOR settings through to June 30, 2023.
Our Amended Credit Agreement, which matures on January 16, 2023 prior to the June 30, 2023 cessation of USD LIBOR publications, provides for the Administrative Agent to determine if (i) adequate and reasonable means do not exist for ascertaining the LIBOR rate or (ii) the FCA or Government Authority having jurisdiction over the Administrative Agent has made a public statement identifying a specific date after which the LIBOR rate shall no longer be used for determining interest rates for loans and the Administrative Agent determines that (i) and (ii) above are unlikely to be temporary, then the Administrative Agent and we would agree to transition to an Alternate Base Rate borrowing as described above or amend the Credit Agreement to establish an alternate rate of interest to LIBOR that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended September 30, 2020, until we have delivered financial statements for the quarter ended December 31, 2020, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At December 31, 2020, we were in compliance with all of these covenants.
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
We have capitalized debt issuance costs totaling $12.2 million at December 31, 2020, which are being amortized over the life of the revolving credit facility. The unamortized balance was $3.6 million as of December 31, 2020. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $1.9 million was included as other assets in our consolidated balance sheet.
Expectations for Fiscal Year 2021
We are actively managing the business to maintain cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our currently anticipated funding requirements.
We expect net cash provided by operating activities combined with cash, cash equivalents, and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirement over at least the next twelve months.
Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to repay borrowings under our Amended Credit Agreement, or to repurchase shares of our common stock through our stock repurchase program. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At December 31, 2020, we owed $450 million on this loan with an interest rate of 1.65%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2020. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $0.7 million as of December 31, 2020.
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
At December 31, 2020, we had foreign currency forward contracts with notional amounts totaling $3.5 million. The valuation of outstanding foreign currency forward contracts at December 31, 2020 resulted in an asset balance of $174 thousand, reflecting favorable rates in comparison to current market rates. At March 31, 2020, we had foreign currency forward contracts with notional amounts totaling $1.7 million. The valuation of outstanding foreign currency forward contracts at March 31, 2020 resulted in a liability balance of $49 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At December 31, 2020, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2020 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
10/1/2020-10/31/2020	872	$22.98	—	7,243,431
11/1/2020-11/30/2020	161,357	21.18	154,271	7,089,160
12/1/2020-12/31/2020	210	24.03	—	7,089,160
Total	162,439	$21.19	154,271	7,089,160
(1)We purchased an aggregate of 8,168 shares during the three months ended December 31, 2020 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our previously disclosed twenty-five million share repurchase program).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 4, 2021	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 4, 2021	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)