Form 10-K
period 2021-03-31
NETSCOUT SYSTEMS INC
filed 2021-05-20
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2020 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was approximately $1,546,085,584. As of May 10, 2021, there were 73,752,519 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

NETSCOUT SYSTEMS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2021

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

PART I

Item 1. Business
Overview
We are an industry leader with over 35 years of experience in providing service assurance and cybersecurity solutions that are used by customers worldwide to assure and secure their digital business services against disruption while preserving the user experience. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and security necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience, and protect the network from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised security, thereby driving compelling returns on their investments in their network and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as cloud migration, expanding threats associated with the rapidly evolving cybersecurity threat landscape, the advancement of business intelligence and analytics, and the 5G evolution occurring in both the service provider and enterprise verticals.
Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs of materials used in our products, growth in employee-related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce new products and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful acquisition integration efforts, and our ability to manage expenses and make improvements in a highly competitive industry.
Markets
    Our service assurance solutions are used by enterprises (including government agencies) and service providers to optimize network performance, quickly identify and resolve issues impacting application and service quality and gain insight into the end user experience. Our cybersecurity solutions are used by enterprises and service providers to identify and mitigate advanced, volumetric, and application-specific distributed denial of service (DDoS) attacks, as well as assist enterprise security teams in rapidly finding and isolating other advanced network threats.
Enterprise Market
    Within the enterprise market, NetScout's nGeniusONE and ISNG offerings enable IT organizations to support a growing range of performance management and cybersecurity use cases including:
•Network Performance Management - Our nGeniusONE analytics and our ISNG real-time information platform provide the necessary insight to optimize network performance, restore service and understand the quality of the users’ experience. By integrating certain acquired product lines and product features into our core offerings, our customers can benefit from a consistent view across their traditional wired network infrastructures, remote offices, and wireless networks (WiFi).

•Application Performance Management: Data Center Transformation and Cloud Computing - We enable information technology (IT) organizations, from their development operations to their infrastructure teams, to manage the delivery of services across virtual and physical environments, providing a comprehensive, unified real-time view into network, application, server, and user communities' performance. We proactively detect emerging issues with the ability to help analyze both physical and virtual service delivery environments within the data center which enables organizations to optimize datacenter infrastructure investments, protect against service degradations, and simplify the operation of complex, multi-tier application environments in consolidated, state-of-the-art data centers. Our solutions are often used by enterprises to support private cloud computing environments that are aimed at enabling greater, more cost-effective accessibility to applications without compromising the reliability and security of those applications and the network. Our solutions portfolio also includes a range of virtual appliances that can help enterprise customers extend their monitoring of applications deeper into their traditional data centers, confidently migrate applications into public cloud environments and gain a comprehensive, cohesive view into the resulting hybrid cloud environment.
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
•Application and Desktop Virtualization - We provide clear and actionable insights that help customers fully realize the operational benefits associated with Application and Desktop Virtualization, and reduce the time it takes to identify and resolve service problems. We offer visibility across all virtual desktop infrastructure (VDI) tiers including remote access, client, virtualization, web, front-end application, and related database systems, and help customers gain actionable metrics and insight from monitoring and analyzing the consumption and performance of VDI services.
•Cybersecurity: DDoS Protection and Cyber Threat Analytics - Computer networks continue to be targeted for cyberattacks, even more aggressively during the COVID-19 pandemic, that are aimed at disrupting, damaging, or otherwise destroying an enterprise’s ability to conduct its business or gaining unauthorized access to corporate applications and stealing valuable information. We provide a range of network security solutions under the NetScout Arbor brand that enable enterprises to protect their networks from high-volume and application-specific DDoS attacks, which are aimed at either overwhelming the network with traffic or over-exercising specific functions or features of a website with the intention to disable those functions or features. We have also developed new cybersecurity solutions for enterprises that provide greater deep-dive forensic capabilities as well as analytics that can provide visibility into anomalous behavior on the network that may be indicative of an advanced threat. These security analytics enable existing enterprise customers to leverage their historical investments in NetScout’s service assurance solutions by using the Adaptive Service Intelligence (ASI) data already being generated to support service assurance as well as cybersecurity use cases.
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

Telecommunication Service Provider Markets
    Today’s service providers are focused on delivering a compelling set of services and ensuring a high-quality user experience, while also striving to minimize operational complexity, control costs and improve automation. This, coupled with the challenge of internet protocol (IP) transformation activities and complex technologies such as 5G, Long-Term Evolution (LTE), Network Functions Virtualization (NFV), Internet Protocol Television (IP-TV), wireless network (WiFi) and cloud services drives the need for a more automated and unified approach to managing service delivery and the subscriber experience. Our service provider solutions support an expanding range of use cases including:
•Service Assurance for Mobile, Fixed Line and Cable Operators - The fundamental transformation of the mobile network to all-IP enables mobile operators to build highly-scalable service delivery environments to offer new services to meet the growing subscriber demand for data, voice and video-centric services and to consolidate and simplify network operations. Mobile operators use our offerings to gain real-time, detailed IP packet-level insight and core-to-access visibility, which enables them to ensure services offered over the network and meet certain pre-defined quality levels for an optimal subscriber experience. NetScout’s service assurance solutions help service providers effectively manage capacity, assess overall network quality, take proactive steps to modify the network before issues impact subscribers, and quickly identify and troubleshoot network problems. In addition to improving the overall return on their network infrastructure investments, mobile operators using our solutions also benefit from improved network quality and unique customer insights - both of which contribute to subscriber acquisition, retention, and monetization. The growing demand for high-bandwidth triple-play services, broadband connectivity, content anywhere, IP-TV, on-demand video traffic, new extended WiFi initiatives and carrier Ethernet services presents fixed line and cable multi-system operators with significant revenue opportunities. IP has become the de facto convergence mechanism for access, distribution and core networks, enabling new service offerings and simplifying network operations while reducing total cost of operations. For example, cable operators use our solutions to monitor and manage their local area WiFi connectivity services, ensure the high-quality delivery of video to consumers outside of their homes as well as provide broadband and telephony services targeting small- and medium-sized businesses.
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
•DDoS Protection - Over the past decade, Internet Service Providers (ISPs), including leading telecommunications providers, cable multi-service operators and cloud providers, have seen significant increases in the sophistication, scale and frequency of high-volume and application-specific DDoS attacks on their networks. DDoS attacks are aimed at disrupting the online services of an ISP’s business customer by overwhelming the network with traffic or by over-exercising specific functions or features of a website with the intention to disable those functions or features. NetScout Arbor smart DDoS solutions are used by a wide range of ISPs around the world to help protect their networks against DDoS attacks, and to resell certain DDoS offerings to their enterprise customers.
Products Overview
    Since our founding in 1984, we have been an industry innovator in using IP-based network traffic to help organizations manage and optimize the delivery of services and applications over their networks, improve the end-user experience and protect networks from unwanted cybersecurity threats. Using our patented ASI technology, our solutions instantaneously convert network traffic data, often referred to as wire data, into high-value metadata, or "smart data". Our offerings can help customers quickly identify and troubleshoot network and application performance issues, defend their networks from DDoS and other cybersecurity attacks, and rapidly find and isolate advanced network threats. Our solutions are typically deployed by customers as integrated hardware and software, as software only that is then integrated into commercial off-the-shelf hardware, in a virtualized environment as software only, or as a Software as a Service (SaaS) form factor. Our solutions help our customers meet the increasing demands and ever-changing technology landscape of IP networks, service, applications, and cybersecurity. In recent years, to further elevate our value proposition and address the near- and long-term needs of customers and prospects, we have delivered major product upgrades across our product lines by integrating key functionality from acquired product lines, increasing the deployment flexibility of our solutions, and adding new features and capabilities that enable us to address a broader range of use cases. Our primary products can be categorized as follows:

Service Assurance Solutions for Network and Application Performance and Business Intelligence Analytics
•nGeniusONE Management Software and Analytic Modules - Our nGeniusONE management software is used to support our service provider, enterprise, and government customers enabling them to predict, preempt, and resolve network and service delivery problems while facilitating the optimization and capacity planning of their network infrastructures. Additionally, we market a range of specialized platforms and analytic modules that can enable our customers to analyze and troubleshoot traffic in radio access network and WiFi networks, as well as gain timely insight into high-value services, applications and systems, and better understand the subscriber’s experience on the network. nGeniusPULSE is an active testing tool that enables enterprises to identify infrastructure performance issues and determine application availability, reliability, and performance. We also market our nGenius Business Analytics solution, which enables service providers to quickly and efficiently analyze their network traffic to gain greater and more timely insights into their subscribers, services, networks, and applications, as well as easily export our smart data into their data lakes and into third-party analytic platforms.
•Visibility Products (Probes, Packet Flow Systems and Taps) - Our ISNG platform provides real-time collection and analysis of information-rich, high-volume packet-flow data from across the network that is displayed through the nGeniusONE Service Assurance Solution. The ISNG is an advanced passive network probe that can be deployed as a traditional appliance with integrated hardware and software, as software-only for use in commercial-off-the-shelf hardware or in virtualized or software only form factors. The virtualized form factor version of our intelligent data source, which is marketed as vSTREAM, can be deployed to support NFV environments as well as to cost-effectively monitor application performance in traditional data center, private cloud, and public cloud environments. We also provide comprehensive packet flow systems (also called network packet brokers or network visibility fabric switches), that deliver targeted network traffic access to a range of monitoring and cybersecurity tools and systems, including the nGeniusONE Service Assurance platform. Additionally, we market a suite of test access points (TAPs) that enable full, non-disruptive access to network traffic with multiple link type and speed options.
Cybersecurity Solutions
•DDoS Protection – We provide cybersecurity solutions that enable service providers and enterprises around the world to protect their networks against DDoS attacks under the Arbor brand. Dozens of service provider customers around the world also resell Arbor's solutions as a managed DDoS service to their enterprise customers. Our portfolio of DDoS solutions offers complete deployment flexibility spanning on-premise offerings and cloud-based capabilities to meet a broad array of customer needs, as well as specialized analytics and comprehensive threat intelligence information. Our smart DDoS offerings for service providers include Arbor Sightline for DDoS visibility and threat detection, Arbor Threat Mitigation System for removing DDoS attack traffic from the network without disruption to key network services and Arbor Insight for advanced analytical and forensic information. Our smart DDoS offerings for enterprises include Arbor Edge Defense, a perimeter-based appliance for identifying and blocking incoming DDoS attacks and outbound malicious communications, and Arbor Cloud, a global, cloud-based traffic scrubbing service that quickly removes DDoS attack traffic. We plan to further enhance and expand these capabilities in ways that will enable greater adoption of our solutions by service provider and enterprise customers.
•Advanced Threat Detection – We are actively expanding our enterprise cybersecurity offerings to better leverage the investment that our enterprise customers have made in our traditional service assurance solutions. By collecting network traffic via our probes, we can expand our value proposition by providing specialized analytics for both service assurance and security. We have introduced and will continue to advance solutions such as new packet forensic capabilities, such as Omnis Cyber Investigator, designed specifically for security operations teams as well as new anomalous behavior analytics that security teams can use to identify and investigate potential advanced network threats.

Integration with Third-Party Solutions
To have greater operational impact on assuring performance of applications and service delivery, we have integrated our technology with third-party management consoles and business service management systems. This integration allows organizations to receive alarms on impending performance problems and to link into the nGenius Service Assurance solution in order to perform detailed problem analysis and troubleshooting. The third-party solution providers that we have integrated our solutions with include Cisco Systems, Cisco Sourcefire, Citrix Systems, Dell Technologies, Hewlett-Packard Company, IBM Tivoli, and VMWare. In addition, we have embedded NetScout Arbor DDoS mitigation capabilities on a blade within Cisco's market-leading ASR9000 router and will continue to evaluate partnership opportunities to integrate its smart DDoS capabilities within other network equipment platforms.

Growth Strategy
The following are key elements in our growth strategy for fiscal year 2022:
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
•Deliver Pervasive Visibility - By making our visibility products available in multiple form factors, including software that can be deployed with commercial off-the-shelf servers and as virtual appliances, we believe that it is easier and more affordable for customers to deploy our technology more broadly across their hybrid network and IT infrastructures. By offering more cost-effective instrumentation options, we are well positioned to help existing and new customers gain greater visibility into more places across their end-to-end network environments and address an even broader range of service assurance and cybersecurity use cases.
•Extension into Adjacent Markets - By enhancing and expanding our product portfolio and driving product integration via internal development and acquisitions, we have expanded our reach into complementary adjacent markets such as application performance management, infrastructure performance management, big data analytics, and cybersecurity. We believe that this element of our strategy is integral to gaining access to larger budgets, increasing spending from existing customers, attracting new customers, and increasing our total addressable market. In particular, we are broadening our cybersecurity solutions beyond the DDoS market with enterprise security offerings that can help our customers extract more value from the network traffic that we are already collecting to support service assurance use cases.
•Fortify and Expand Existing Customer Relationships - We have an expansive, global customer base of service providers and enterprises that have purchased our products in support of major technology and network initiatives that they have implemented over the past decade. As a result, we believe we are well positioned to expand the scope of many of these relationships as well as acquire new customer relationships as we identify new opportunities to support new network, cybersecurity, and broader technology projects.
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
•Improve Cost Structure and Drive Efficiencies - We plan to balance our investments in key technology, product development, sales and marketing, and other initiatives that will enable us to drive long-term profitable growth with an ongoing focus on managing costs and driving efficiencies.
Support Services
Customer satisfaction is a key driver of our success. Our support programs offer customers various levels of high-quality support services to assist in the deployment and use of our solutions. We have support personnel strategically deployed across the globe to deliver 24/7 support to our premium customers. Certain support services, such as on-site support activities, are provided by qualified third-party support partners. In addition, many of our certified resellers provide Partner Enabled Support to our end users. This is especially prevalent in international locations where time zones and language, among other factors, make it more efficient for end users to have the reseller provide initial support functions. Our support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. If ordered, support commences upon shipment or expiration of the standard warranty for software. For software, which also includes firmware, the standard warranty commences upon shipment and expires 60 to 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and expires 60 days to 12 months thereafter. We believe our warranties are consistent with commonly accepted industry standards. We expect to continue to provide support services for the acquired platforms under existing agreements and plan to explore opportunities to further simplify and standardize our support obligations over the coming years.
Manufacturing
Our manufacturing operations consist primarily of final product assembly, configuration, and testing. We purchase components and subassemblies from suppliers and construct our hardware products in accordance with NetScout standard specifications. We inspect, test and use process controls to ensure the quality and reliability of our products. We maintain an ISO 9001 quality systems registration, a certification showing that our corporate procedures and manufacturing facilities comply with standards for quality assurance and process control. We also maintain an ISO 9001:2000 quality systems registration, a certification showing that our corporate procedures comply with standards for continuous improvement and customer satisfaction.
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
Our direct sales force generally uses a "high-touch" sales model that consists of face-to-face meetings with customers to understand and identify their unique business challenges and requirements. In the current global pandemic environment, our sales teams have been successful in engaging customers virtually to understand their requirements and effectively design solutions. Our sales teams translate our customers' requirements into tailored business solutions that allow the customer to maximize the performance of its infrastructure and service delivery environment. Due to the complexity of the systems and the capital expenditures involved, our sales cycles typically take between three and twelve months. We build strategic relationships with our customers by continually enhancing our solution to help them address their evolving service delivery management challenges. In addition to providing a comprehensive solution to meet these needs, we continually provide software enhancements to our customers as part of their maintenance contracts with us. These enhancements are designed to provide additional and ongoing value to our existing customers to promote loyalty and the expansion of their deployment of our products. Existing customer growth is also driven by the expansion and changes in their networks as they add new infrastructure elements, new users, new locations, new applications, experience increasing service traffic volumes or encounter incremental cyber threats.
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
During the fiscal years ended March 31, 2021, 2020 and 2019, no direct customers or indirect channel partners accounted for more than 10% of our total revenue.
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
Key elements of our marketing strategy focus on thought leadership, market positioning, market education, go to market strategies, reputation management, demand generation, and the acceleration of our strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners. During fiscal year 2021, we continued to invest in the promotion of the NetScout brand as well as the nGenius and Arbor brands as core solution-level brands in their respective markets. We expect to continue these initiatives during fiscal year 2022.
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
We predominantly develop our products internally, with some limited third-party contracting. We have also acquired developed technology through business acquisitions. To promote industry standards and manifest technology leadership, we participate in and support the activities and recommendations of industry standards bodies, and we also engage in close and regular dialogue with our key customers and alliance partners. These activities provide early insight into the direction of network and application performance requirements and the changing cybersecurity landscape that impacts current and emerging technologies.
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
Customers
We sell our products to enterprises, service providers and local, state, and federal governmental agencies with large-and medium-sized high-speed IP computer networks. Our enterprise customers cover a wide variety of industries, such as financial services, technology, manufacturing, healthcare, utilities, education, transportation and retail as well as government and associated agencies. Our telecommunications service provider customer group includes mobile operators, wireline operators, cable operators, internet service providers, and cloud providers.

Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels. Our combined product backlog at March 31, 2021 was $27.9 million compared to $29.4 million at March 31, 2020. A majority of the backlog relates to customization and integration projects and radio frequency propagation modeling. In some cases, we have begun these projects but have not yet hit billable milestones. A majority of revenue for these projects is expected to be recognized into revenue throughout fiscal year 2022.
Competition
We compete with many companies in the markets we serve. The service assurance market, including the infrastructure, network, and application performance management markets, is highly competitive, rapidly evolving, and fragmented with overlapping technologies and a wide range of competitors, both large and small, who may deliver certain elements of our solution. Consequently, there are a number of companies who have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Additionally, certain competitors, either due to their size and resources or due to their technological strengths, may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements.
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
In the enterprise market, our competitors include companies who provide network performance management, application performance management, infrastructure performance management and other related solutions such as CA Technologies (a Broadcom Inc. business), Cisco Systems, Dynatrace, Datadog, ExtraHop, IBM, Infovista, Keysight, Viavi, Gigamon, New Relic, Riverbed Technology, Splunk and SolarWinds. In addition, we both compete with and partner with large enterprise management vendors, such as HP and IBM, who offer performance management solutions. We also compete with smaller, privately held competitors who often focus on specific vertical markets.
In the service provider market, we compete with traditional probe vendors, network equipment manufacturers, big data and analytics vendors, and virtualization vendors. These vendors include Anritsu, Cisco, Ericsson, Dell Technologies, EXFO, Huawei, IBM, Infovista, Niksun, Polystar (an Elisa Oyj business), Radcom, Splunk, Nokia and Viavi. We face additional competitive threats from startups and new entrants that seek to offer innovative solutions in an industry characterized by rapid technological change.
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

In the DDoS solutions market, we compete under the NetScout Arbor brand with a broad range of vendors including Radware, Akamai, F5 Networks, A10 Networks, Fortinet, Fastly, Cloudflare and Corero Network Security. In the market for specialized threat analysis, packet forensics and protection solutions used to identify advanced network threats, we compete with a range of vendors including Darktrace, Vectra Networks, FireEye, Cisco, Palo Alto Networks, RSA and other specialist providers.
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
Employees
As of March 31, 2021, we had 2,421 employees worldwide – over 99% of whom were full time employees. Our employees are in over 35 countries with 64% of our employees located in the United States.
Compensation and Benefits
We offer a competitive compensation and benefits package to attract, retain and motivate our employees. Our compensation package includes market-competitive pay, incentive compensation, restricted stock unit grants (RSU’s), an Employee Stock Purchase Plan, retirement benefits, health benefits, paid time off and leave benefits.
Diversity, Equity & Inclusion
Diversity, equity, and inclusion (DEI) are the cornerstones of our organizational excellence and complement our core values of performing with integrity, compassion, collaboration, and innovation. We embrace and encourage our employees' differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. As such, we strive to demonstrate our commitment to DEI at the highest levels. Educating our employees about our DEI initiatives is a priority. In addition, we recently chartered a DEI team to ensure transparent and equitable processes for employee engagement, onboarding, learning and development, policy making, and career planning.
Culture & Values
We believe that our company culture is critical to our success and growth. Our culture complements and acts as a multiplier to our technology, exceptional talent, and forward-thinking innovation. As a result of our philosophy, we have pledged to be considerate, loyal and appreciative of our employees while also enacting decision-making processes and business strategies that result in efficient business outcomes.
We take seriously our mission as Guardians of the Connected World. We recently launched our internal NETSCOUT WITHOUT BORDERS initiative, of which a key component is an employee engagement program to continuously communicate our mission and goals to all of our global employees through a series of town hall meetings that provide direct interaction with the CEO, in-depth focus groups, and follow-on development programs. This is a significant investment to stay connected with all employees, and to ensure everyone is equipped with the knowledge and tools and aligned with our mission.
COVID-19 Response
During the COVID-19 pandemic, our top priority has been the safety and well-being of our employees and their families to ensure that they continue to be productive and keep our customers and the world connected. As the severity and scope of the pandemic became known in early calendar year 2020, we curtailed travel and required all employees, in all locations, to work from home, with only a limited numbers of employees with business-critical tasks provided access to our facilities. For those employees who needed to be on-site, we established multiple protective measures to ensure the safety of our employees. Throughout the course of the COVID-19 pandemic, we were able to maintain our unique culture, support our employees with well-being programs and uninterrupted salary and benefits, and maintain our market presence and unfailingly superior service levels to our customers.
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
Our operating results and financial condition have varied in the past and may vary significantly in the future depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risk and uncertainties. The following factors are among many that could cause actual results to differ materially from those contained in or implied by forward-looking statements made in this report. These statements involve the risks and uncertainties identified below as well as additional risks and uncertainties that are not yet identified or that we currently think are immaterial but may also impact our business operations. Such factors are among many that may have a material adverse impact upon our business, results of operations, liquidity, and financial condition.
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity, and financial condition.
Because of the following factors, as well as other variables affecting our results of operations, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

•Our business and operations, and the operations of our customers, partners, and/or suppliers, may be adversely affected by epidemics and pandemics, such as the COVID-19 pandemic.
•Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
•Potential product vulnerabilities or critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services, or solutions could result in claims of liability against us, damage our reputation, or otherwise harm our business.
•If we or third parties who we work with experience a security incident, or the confidentiality, integrity, or availability of our information technology, software, services, communications or data is compromised, our business or platform may be perceived as not being secure, our reputation may be harmed, demand for our offering may be reduced, and we may incur significant liabilities.
•Our ability to quickly and successfully recover from a disaster, public health crisis (including a global pandemic such as the COVID-19 pandemic), or other business continuity event could affect our ability to deliver our products and negatively impact our business reputation.
•If our products contain errors or quality issues, such issues may be costly to correct, revenue may be delayed, we could be sued, and our reputation could be harmed.
•If we fail to introduce new products and solutions or enhance our existing products and solutions to keep up with rapid technological change, demand for our products and solutions may decline.
•Our success depends, in part, on our ability to manage our international research and development operations and related partnerships. Our international research and development efforts may achieve delayed or lower than expected benefits and involve competitive and other risks.
•Necessary licenses for third-party technology may not be available to us on commercially reasonable terms or at all.
•Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results.
•The success of our business depends, in part, on the continued growth in the market for and the continued commercial demand for service delivery, service assurance and network security solutions focused on the performance monitoring and management of applications and networks.
•Failure to manage growth properly and to implement enhanced automated systems could adversely impact our business.
•Our growth could suffer if the markets into which we sell our products and services experience cyclicality.
•Our reliance on sole source suppliers could adversely impact our business.
•We or our suppliers may be affected by new regulations related to climate change or other environmental issues.
•Our success depends, in part, on our ability to manage and leverage our distribution channels. Disruptions to, or our failure to effectively develop and manage, these partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products and services.
•Our success depends on our ability to protect our intellectual property rights.
•Others may claim that we infringe on their intellectual property rights.
•Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition.
•Any failure to meet our debt obligations could damage our business.
•We may fail to secure necessary additional financing.
•The failure to recruit and retain qualified personnel and plan for and manage the succession of key executives could hinder our ability to successfully manage our business, which could have a material adverse effect on our financial position and operating results.
•We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.
•We face significant competition from other technology companies.
•Uncertainties of regulation of the Internet and data traveling over the Internet could have a material and adverse impact on our financial condition and results of operations.
•We are subject to stringent and changing laws, regulations, standards, contractual obligations, and other obligations related to privacy, data protection, and data security. The actual, alleged, or perceived failure by us or the partners we work with to comply with such obligations could adversely affect our business, results of operations, and financial conditions.

•Foreign currency exchange rates may adversely affect our financial statements.
•If we violate the U.S. Foreign Corrupt Practices Act or applicable anti-bribery laws in other countries, or if we fail to comply with U.S. export controls and government contracting laws, our business could be harmed.
•The current economic and geopolitical environment may impact some specific industries into which we sell and may lead our customers to delay or forgo technology investments and could have other impacts, any of which could materially adversely affect our business, financial condition, operating results and cash flows.
•International economic, political, legal, compliance and business factors could negatively affect our financial statements and growth.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Risks Related to Our Business and Industry
Our business and operations, and the operations of our customers, partners, and/or suppliers, may be adversely affected by epidemics and pandemics, such as the COVID-19 pandemic. The COVID-19 pandemic and future epidemics and pandemics risk disrupting and adversely affecting our business operations and financial results, as well as the markets and communities in which we and our customers, suppliers and other business partners operate.
We face risks related to epidemics, pandemics, and other outbreaks of communicable diseases that adversely affect global commercial activity, economies, financial markets, and companies. The outbreak of COVID-19 was declared a "pandemic" by the World Health Organization on March 11, 2020. An epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we or our customers, suppliers, and other business partners may be disrupted or prevented from conducting normal business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities.
In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place or continue, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions to reduce the rate of infection and control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, may continue to result in business closures, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects that could affect productivity and disrupt our operations and those of our suppliers, customers, and business partners.
To protect our employees, contractors, customers, suppliers, and our local communities, and limit the effect of the COVID-19 pandemic on our operations, many of our employees at our locations globally have been working remotely for the past year, with limited exceptions for site-essential personnel (with protective measures and protocols in place). We may take further actions that alter our operations as may be required by federal, state, or local authorities, or by foreign governments in countries in which we operate, or which we determine are in the best interests of our employees, suppliers, customers, business partners, and stockholders. We expect that work-from-home requirements and other restrictions on our employees, suppliers, customers, and business partners will change over time, whether becoming more or less restrictive, as the pandemic and global responses progress.
There continues to be uncertainty as to when all of our employees will be able to return to work on-site. Similar to other companies, we have begun planning for our employees to return to work on-site in phases, in accordance with federal, state, and local government guidelines, as well as in accordance with foreign government guidelines in the countries in which we operate. Furthermore, any process we implement to enable our employees to return to work on-site will be in accordance with prevailing health and science guidance, and in a manner that seeks to protect our employees, contractors, customers, suppliers, and our local communities.
As part of our existing business continuity planning, we had established infrastructure and protocols to enable our employees to work from home. While we believe that the majority of our employees are able to and can continue to effectively work remotely, it is possible that disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs could affect our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments, and that this could have an adverse effect on our revenue and operating results. In addition, although we have been able to adequately staff our facilities with site-critical personnel with specific health and safety protocols, to satisfy our manufacturing and support obligations to our customers, it is possible that we or others may determine that it is necessary to direct that employees engaged in manufacturing and support refrain from working on-site for an indeterminate period of time, and that this could have an adverse effect on our revenue and operating results.
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
In addition, we rely on third-party suppliers and manufacturers throughout the globe. The COVID-19 pandemic has resulted in the extended shutdown of certain businesses and the closure of international borders throughout the world, which may result in disruptions to our supply chain. These may include disruptions from temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products, as well as the import of products into countries in which we operate. Although we have attempted to minimize the effects of these disruptions, it is possible that these attempts will be insufficient, and that these disruptions will likely have an adverse effect on our revenues and operating results.
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
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the ongoing COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, these types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline, and ability to generate new customers and sales of our products could be negatively and adversely affected. In addition, our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Potential product vulnerabilities or critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services, or solutions could result in claims of liability against us, damage our reputation, or otherwise harm our business.
The products and services we sell to customers, and our cloud-based solutions, may contain vulnerabilities or critical security defects which have not been identified or remedied. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in an exploit that compromises security.
Customers also sometimes need to test security releases before they can be deployed, which can delay implementation. In addition, we rely on third-party providers of software and cloud-based services, and we cannot control the rate at which they remedy vulnerabilities. Customers may also not deploy a security release or decide not to upgrade to the latest versions of our products, services, or cloud-based solutions containing the release, leaving them vulnerable.
If we or third parties who we work with experience a security incident, or the confidentiality, integrity, or availability of our information technology, software, services, communications or data is compromised, our business or platform may be perceived as not being secure, our reputation may be harmed, demand for our offering may be reduced, and we may incur significant liabilities.

In the regular course of our business, we collect, use, store, transmit and process data, which can include information about our customers, employees, and others and which may be sensitive, proprietary, or confidential. Security incidents compromising the confidentiality, integrity, and availability of this information or our systems could result from a wide variety of cyberattacks, computer malware, viruses, social engineering (including phishing), ransomware, supply chain attacks, credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, security vulnerabilities in the software or systems on which we rely, cyber extortion, and denial of service attacks. Such incidents have become more prevalent in our industry, and may in the future result in the unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary, and confidential information that we handle. Additionally, due to the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment and outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing, and other cybersecurity attacks, and unauthorized dissemination of sensitive, proprietary, or confidential information.
We also rely on third parties to operate our business systems and process the sensitive, proprietary, and confidential information that we handle. These third parties may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Cybercrime and hacking techniques are constantly evolving, and we or third parties who we work with may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or hide forensic information.
Although we have multiple and layered controls and security measures in place designed to prevent cyberattacks, experienced computer hackers are increasingly organized and sophisticated and we cannot guarantee that our, or our third-party partners’ security measures will be sufficient to protect against unauthorized access to our IT networks, software and systems. Malicious attack efforts operate on a large-scale and sometimes offer targeted attacks as a paid-for service. In addition, the techniques used to obtain access or sabotage networks change frequently and we may be unable to anticipate such techniques, implement adequate preventative measures, or stop security breaches that may arise from such techniques. As a provider of security solutions, we may be a more attractive target for such attacks. Other individuals or entities, including personnel or vendors, may also intentionally or unintentionally provide unauthorized access to our IT environments.
If we or the third-parties who we work with were to experience a security incident or other incident that results in the compromise of the confidentiality, integrity, or availability of our sensitive or the sensitive, proprietary, or confidential information we process, we or our customers may experience system disruptions or slowdowns, security vulnerabilities of our products could be exploited, the information stored on our networks or those of our third-party service providers or partners could be accessed, publicly disclosed, misappropriated, deleted, altered, lost, or stolen, all of which could subject us to liability and cause us financial harm. Any actual, alleged or perceived security breach or incident affecting us, our partners or our industry as a whole could result in damage to our reputation, negative publicity, loss of partners, customers and sales, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we could incur substantial costs and liabilities, including but not limited to, expenses attributable to investigating, remediating and rectifying a security breach, cyberattack or other incident (including the cost of repairing any damage to our or our customers' systems or restoring data from backups), liability for stolen assets or information, lost revenue and income resulting from any system or product downtime, increased costs for cybersecurity protection, and costs to comply with any notification obligations resulting from any security incidents (including notifying affected individuals or relevant regulatory authorities). Such outcomes could damage our reputation, cause customers and possibly investors to lose confidence in us, and adversely affect our business or operating results.
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
We are required to comply with laws, rules, industry standards, and regulations that require us to maintain the security of personal information. We may also have contractual and other legal obligations to notify relevant stakeholders of security incidents. Such notifications are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and not use our services, and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual, alleged or perceived security incident.

Our ability to quickly and successfully recover from a disaster, public health crisis (including a global pandemic such as the COVID-19 pandemic), or other business continuity event could affect our ability to deliver our products and negatively impact our business reputation.
The occurrence of a natural disaster, public health crisis (including a global pandemic such as the COVID-19 pandemic) or an act of terrorism, or a decision or need to close any of our facilities without adequate notice or time for making alternative arrangements could result in interruptions in the delivery of our products and services. Our central business functions, including administration, human resources, finance services, legal, development, manufacturing and customer support depend on the proper functioning of our computer, telecommunication and other technology systems and operations, some of which are operated or hosted by third parties.
While we have business continuity programs in place, a disruption or failure of these systems or operations because of a disaster, public health crisis (including a global pandemic such as the COVID-19 pandemic) or other business continuity event could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, which could have an impact on our ability to make timely disclosures and could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.
If our products contain errors or quality issues, such issues may be costly to correct, revenue may be delayed, we could be sued, and our reputation could be harmed.
Our products are inherently complex, and, despite our quality assurance processes and testing by our customers and us, errors or quality issues may be found in our products after commencement of commercial shipments, especially when products are first introduced or when new versions are released. These errors may result from components supplied by third parties incorporated into our products, which makes us dependent upon the cooperation and expertise of such third parties for the diagnosis and correction of such errors. If errors are discovered, we may not be able to correct them in a timely manner or at all. In addition, we may need to make significant expenditures to eliminate errors and failures. Errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. Regardless of the source of these defects or errors, we may need to divert the attention of our engineering personnel from our product development efforts to address the detection and correction of these errors and defects. If one or more of our products fail, a customer may assert warranty and other contractual claims for substantial damages against us. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and harm the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results, and financial condition could be adversely impacted.
The occurrence or discovery of these types of errors or failures could have a material and adverse impact on our business, operating results, and financial condition. Any such errors, defects, or security vulnerabilities could also adversely affect the market's perception of our products and business.
If we fail to introduce new products and solutions or enhance our existing products and solutions to keep up with rapid technological change, demand for our products and solutions may decline.
The market for application and network performance management, service assurance, cybersecurity solutions, and business intelligence is highly competitive and characterized by rapid changes in technology, evolving industry standards, changes in customer requirements, a current high level of and increasing competition, and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in technologies, new application technologies, new security risks and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products and solutions or could render our existing or planned products and services less competitive or obsolete. We must address demand from our customers for advancements in our products and services applications to support our customers' growing needs and requirements. To meet this challenge and remain competitive in the market, we must introduce new enhancements and additional form factors to our existing product lines and service offerings. If we are unable to develop, introduce and communicate new network and application performance management and service assurance products, network security products, business intelligence products, and solutions or enhancements to existing products in a timely and successful manner, this inability could have a material and adverse impact on our business, operating results and financial condition.
As our success depends in part on our ability to develop product enhancements and new products and solutions that keep pace with continuing changes in technology, cyber risk and customer preferences, we must devote significant resources to research and development, development and introduction of new products and enhancements on a timely basis, and obtaining market acceptance for our existing products and new products. We have introduced and intend to continue to introduce new products and solutions, including increased migration to "software as a service" and software-deployed products as well as cybersecurity products. If the introduction of these products and solutions is significantly delayed or if we are unsuccessful in bringing these products and solutions to market, our business, operating results, and financial condition could be materially and adversely impacted. We are developing and are already deploying a number of new products as well as enhancements to our existing products and offerings, including software only solutions and products available in multiple form factors.
We must invest in research and development to remain competitive in our industry. However, there can be no assurances that continued investment and increased research and development expenses will ultimately result in our maintaining or increasing our market share, which could result in a decline in our operating results. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in services or features the market will accept. If our research and development expenses increase without a corresponding increase in our revenues, it could have a material adverse effect on our operating results. Also, we may not be able to successfully complete the development and market introduction of new products or product enhancements in a timely manner. If we fail to develop and deploy new products and product enhancements on a timely basis, or if we fail to gain market acceptance of our new products, our revenues will likely decline, and we may lose market share to our competitors.
Our success depends, in part, on our ability to manage our international research and development operations and related partnerships. Our international research and development efforts may achieve delayed or lower than expected benefits and involve competitive and other risks.
We must continue to enhance our existing products and introduce new products to keep up with rapid technological change. Our international research and development teams play a critical role in these efforts. We must attract, train, motivate and retain our international research and development team members. To maintain this international employee research and development talent, we believe we must provide our international engineers with compelling and strategically significant work, coupled with technical and architectural ownership of their respective development projects. We must develop the leaders of these international teams, while ensuring their frequent inclusion and participation in corporate strategic and operational planning. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. These development efforts also involve risks, including, knowledge transfer issues related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, heightened exposure to economic, security and political conditions abroad, and exchange rate and tax compliance issues. The risks related to our research and development efforts abroad could increase our expenses, impair our development efforts, harm our competitive position, and damage our reputation. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
Necessary licenses for third-party technology may not be available to us on commercially reasonable terms or at all.
We currently and will in the future license technology from third parties that we use to produce or embed in our products. While we have generally been able to license required third-party technology to date, third-party licenses required in the future may not be available to us on commercially reasonable terms or at all. Third parties who hold exclusive rights to technology that we seek to license may include our competitors. If we are unable to obtain any necessary third-party licenses, we would be required to redesign our product or obtain substitute technology, which may not perform as well, be of lower quality or be more costly. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products. We may also choose to pay a premium price for such a license in certain circumstances where continuity of the licensed product would outweigh the premium cost of the license. The unavailability of these licenses or the necessity of agreeing to commercially unreasonable terms for such licenses could materially adversely affect our business, financial condition, operating results, and cash flows.
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
We derive nearly all our revenue from the sale of products and services that are designed to allow our customers to assure the delivery of services through management of the performance and network security of applications across IP networks. We have actively expanded our operations in the past through acquisitions and organic growth and may continue to expand them in the future to gain share in the evolving market in which we operate. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy, and the future changes to the competitive environment. For us to be successful, our potential customers must recognize the value of more sophisticated application management and network security solutions, decide to invest in the management of their networked applications and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results, and financial condition. Additionally, businesses may choose to outsource the operations and management of their networks to managed service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.
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
As a result of the diversification of our business, personnel growth, acquisitions, and international expansion in recent years, most of our employees are based outside of our headquarters. If we are unable to appropriately increase management depth and enhance succession planning, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified employees, properly train them and manage out poorly performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful at these efforts, our growth and operations could be adversely affected.
As our business evolves, we must also expand and adapt our information technology (IT) and operational infrastructure. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems. All these systems have become increasingly complex due to the diversification and complexity of our business and acquisitions of new businesses with different systems. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes, customer relationship management systems, and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly, and they may require employees to dedicate a significant amount of time to implement. If we are unable to adapt our systems and organization in a timely, efficient, and cost-effective manner to accommodate changing circumstances, our business may be adversely affected. If the third parties we rely on for hosted data solutions for our internal network and information systems are subject to a security breach or otherwise suffer disruptions that impact the services we utilize, the integrity and availability of our internal information could be compromised causing the loss of confidential or proprietary information, damage to our reputation and economic loss.
Our growth could suffer if the markets into which we sell our products and services experience cyclicality.
Our growth will depend in part on the growth of the markets which we serve. We serve certain industries that have historically been cyclical and have experienced periodic downturns that have had a material adverse impact on demand for the products, software, and services that we offer. Any of these factors could adversely affect the business, financial condition, and results of operations of the company in any given period.
Our reliance on sole source suppliers could adversely impact our business.
Specific components that are necessary for the hardware assembly of our instruments are obtained from separate sole source suppliers or a limited group of suppliers. These components include our network interface cards and proprietary hardware. Our reliance on sole or limited suppliers involves several risks, including a lack of control over the manufacturing process and inventory management and potential inability to obtain an adequate supply of required components and the inability to exercise control over pricing, quality and timely delivery of components. For most of our products, we do not have the internal manufacturing capabilities to meet our customers' demands. It is our practice to mitigate these risks by partnering with key suppliers, including distributors, to establish a variety of supply continuity practices. These practices may include, among other approaches, establishing buffer supply requiring suppliers to maintain adequate stocks of materials, bonding agreements with distributors, and use-based and kanban programs to set supply thresholds. We also enter into escrow arrangements for certain technologies. Where possible, we use widely available off the shelf hardware and work with large suppliers with multiple factories and other risk management practices. However, failure of supply or failure to execute effectively on any of these programs, including as a result of a public health crisis (included a global pandemic such as the COVID-19 pandemic) could result in our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of supply for these components would impact our ability to ship our products on a timely basis. Moreover, if we are unable to continue to acquire from these suppliers on acceptable terms, or should any of these suppliers cease to supply us with components for any reason, we may not be able to identify and integrate an alternative source of supply in a timely fashion or at the same costs. Any transition to one or more alternate manufacturers would likely result in delays, operational problems, and increased costs, and may limit our ability to deliver our products to our customers on time for such transition period. These risks could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.
We or our suppliers may be affected by new regulations related to climate change and other environmental issues.
We or our suppliers may become subject to new laws enacted with regards to climate change and other environmental issues. If new laws are enacted, or current laws are modified in countries in which we or our suppliers operate, we could face increased costs to comply with these laws. These costs may be incurred across various levels of our supply chain to comply with new environmental regulations, as well as by us in connection with our manufacturing of products, including costs related to incorporation of substitute materials and other product re-design costs, as well as costs associated with product recalls. In addition, we may be unable to service existing products if certain materials are no longer compliant with new regulations, which could cause us to incur increased costs to satisfy service obligations to customers. Additionally, our flow of product may be impacted which could delay the recognition of revenue and have a materially adverse effect on our business.
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
Our future success may require us to increase the number and use of our indirect sales efforts through our distributors and channel partners and to leverage those relationships to expand these our distribution channels and to develop new indirect distribution channels to increase revenue. Our channel partners have no obligation to purchase any products from us. Some of our distribution and channel partners also distribute and sell competitive products and services and the reduction in sales by these partners could materially reduce our revenues. In addition, they could internally develop products that compete with our solutions or partner with our competitors and bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop relationships with new partners in new markets, expand and manage our existing partner relationships, the unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition. Our international operations, including our operations in the United Kingdom, mainland Europe, India, Asia-Pacific and other regions, are generally also subject to the risk of longer sales cycles through our international distribution channels. Sales to customers outside the United States accounted for 42%, 39%, and 39% of our total revenue for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.
The need to develop such relationships can be particularly acute in areas outside of the U.S. Recruiting and retaining qualified channel partners and training them in the use of our technology and services and ensuring that they comply with our legal and ethical requirements requires significant time and resources throughout the relationship.

Risks Related to Our Intellectual Property
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
We are and may continue to be subject to claims by others, whether valid or not, that our products infringe on their intellectual property rights, patents, copyrights, or trademarks. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages or royalties, delay product shipments, reengineer our products, rename our products and rebuild name recognition or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all. In some cases, we may have agreed to contract terms that indemnify our customers and partners if our products or technology infringe or misappropriate specified third party intellectual property rights; therefore, we could become involved in litigation or claims brought against our customers or partners if our products or technology are the subject of such allegations. Any of these claims or resulting events could have a material and adverse impact on our business, operating results, and financial condition.

Risks Related to Our Liquidity and Financial Condition
Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition.
On January 16, 2018, we amended and expanded our existing credit facility (Amended Credit Agreement) with a syndicate of lenders. The Amended Credit Agreement provides for a five-year $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We have used the new credit facility for working capital purposes and to finance the repurchase of common stock under a previous accelerated stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. As of the date of this report, we had approximately $350 million in outstanding indebtedness under the Amended Credit Agreement. Our debt level can have negative consequences, including exposing us to future interest rate risk. We may incur significantly more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. Our current revolving credit facility also imposes certain restrictions on us; for a more detailed description please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon an event of default, for example, the administrative agent, with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans outstanding under the

Amended Credit Agreement and enforce certain other remedies under the Amended Credit Agreement and other loan documents, which would adversely affect our liquidity and financial condition. If we take on additional indebtedness, the risks described above could increase.
Interest on the outstanding balances under the Amended Credit Agreement is calculated based on the London Interbank Offered Rate (LIBOR). On July 27, 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. Further, on March 5, 2021, the Intercontinental Exchange Benchmark Administration, the FCA-regulated and authorized administrator of LIBOR, announced, and the FCA confirmed, that one week and two-month USD LIBOR settings will cease on December 31, 2021, and that the USD LIBOR panel for all other tenors will cease on June 30, 2023. The Amended Credit Agreement, which matures on January 16, 2023, prior to the cessation of USD LIBOR publications on June 30, 2023, provides a mechanism pursuant to which we and the administrative agent may agree, under certain circumstances, to transition to an alternate base rate borrowing or amend the credit agreement to establish an alternate interest rate to LIBOR that includes consideration of the then-prevailing market convention for determining interest rates for syndicated loans in the United States at that time.
If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, or if we select an alternative benchmark rate our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase.
Any failure to meet our debt obligations could damage our business.
Our ability to meet our obligations under the Amended Credit Agreement will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to remain profitable, or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by limiting or prohibiting our ability to obtain financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make payments as required under the Amended Credit Agreement, we would be in default under the terms of the loans, which could seriously harm our business. If we incur significantly more debt, this could intensify the risks described above.
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
We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, our failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration could materially adversely affect our business, financial condition, operating results, and cash flows.
Other Risks Related to Our Business
The failure to recruit and retain qualified personnel and plan for and manage the succession of key executives could hinder our ability to successfully manage our business, which could have a material adverse effect on our financial position and operating results.
We operate in businesses where there is intense competition for experienced personnel in all our global markets and have, in some instances, experienced attrition of our employees to direct and indirect competitors. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective professionals and to attract and retain talent needed to execute our business strategy. Our future success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly executives, sales and marketing personnel, software engineers, and technical support personnel. The complexity of our products, processing functionality, software systems and services require highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of employees who have a deep understanding of our business lines, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding. If we are unable to attract and retain the highly skilled technical personnel that are integral to our sales, marketing, product development and technical support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material and adverse impact on our business, operating results, and financial condition.
In addition, we must maintain and periodically increase the size of our sales force in order to increase our direct sales and support our indirect sales channels. Because our products are very technical, salespeople require a comparatively long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to meet our sales force growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force. If we are unable to maintain and periodically expand our sales capability, our business, operating results and financial condition could be materially and adversely impacted.
Loss of key personnel could adversely impact our business. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our President, Chief Executive Officer, and co-founder, and our other key executive officers and senior managers to work effectively as a team. Effective succession planning is also important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. The loss of one or more of our key personnel could have a material and adverse impact on our business, operating results, and financial condition. We must, therefore, plan for and manage the succession of key executives due to retirement, illness, or competitive offers elsewhere.
We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.
We may need to acquire complementary businesses, products, or technologies to remain competitive or expand our business. We investigate and evaluate potential acquisitions of complementary businesses, products, and technologies in the ordinary course of business. We may compete for acquisition opportunities with entities having significantly greater resources than we have. As a result, we may not succeed in acquiring some or all businesses, products, or technologies that we seek to acquire. Our inability to effectively consummate acquisitions on favorable terms could significantly impact our ability to compete effectively in our targeted markets and could negatively affect our results of operations.
Acquisitions that we do complete could adversely impact our business. The potential adverse consequences from acquisitions include:
•the potentially dilutive issuance of common stock or other equity instruments;
•the incurrence of debt and amortization expenses related to acquired intangible assets;
•the potential litigation or other claims in connection with, an acquisition;
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
•the potential loss of key employees, customers, distributors or suppliers; and
•the inability to generate sufficient revenue to offset acquisition or investment costs.
If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the acquisitions may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.

We face significant competition from other technology companies.
The service assurance, application performance management, network security and business intelligence markets are highly competitive, rapidly evolving, and fragmented markets that have overlapping technologies and competitors, both large and small, and we expect competition on solutions offerings and pricing to increase. We believe customers make service management system, network security and business intelligence purchasing decisions based primarily upon the following factors:
•product and service performance, functionality and price;
•timeliness of new product and service introductions;
•network capacity;
•ease of installation, integration, and use;
•customer service and technical support;
•name and reputation of vendor;
•quality and value of the product and services; and
•alliances with industry partners.
We compete with a large and growing number of providers of service assurance, application performance management solutions, network security offerings and network traffic analyzers and probes, as well as with providers of business intelligence services. In addition, leading network equipment, network security and service assurance and application technology vendors offer their own management solutions, including products which they license from other competitors. Some of our current and potential competitors have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. In addition, some of our customers develop their own in-house solutions to meet their technological needs. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets in which we operate. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Therefore, given their larger size and greater resources, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements.
As a result of the competitive factors highlighted in this section and in other risk factors, including the introduction of disruptive technologies, we may not be able to compete effectively with our current or future competitors. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a decline in our sales that could adversely affect our business and operating results. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of market share, any of which would likely have a material and adverse impact on our business, operating results and financial condition.
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
We are subject to stringent and changing laws, regulations, standards, contractual obligations, and other obligations related to privacy, data protection, and data security. The actual, alleged, or perceived failure by us or the partners we work with to comply with such obligations could adversely affect our business, results of operations, and financial conditions.
We are subject to numerous domestic and foreign laws and other obligations relating to privacy, data protection, and data security. The regulatory framework for data privacy and security issues worldwide is rapidly evolving, and as a result, legal requirements and enforcement practices are likely to continue to evolve. In many jurisdictions, enforcement activities and consequences for noncompliance are rising. In the United States, these activities include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, states' legislation, and consumer protection agencies. In addition, privacy advocates and industry groups in the United States have regularly proposed, and may propose in the future, self-regulatory security standards with which we may be required to comply. If we fail to follow these standards, we may incur significant fines or experience a significant increase in costs.
Internationally, the data protection landscape is also rapidly evolving, and we expect there will continue to be new and proposed laws, regulations, and industry standards concerning privacy, data protection, and data security. The General Data Protection Regulation ("GDPR") went into effect in the European Union ("EU") in May 2018 and has been adopted as law in the United Kingdom ("UK"). The GDPR requires companies to give detailed disclosures about how they collect, use, and share personal information; contractually commit to data protection measures in contracts with customers and vendors; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct, and delete their personal information. The GDPR also requires controllers to conduct data protection impact assessments for certain types of processing and requires processors to assist controllers with such assessments, which may be complex and burdensome to conduct. Laws in EU member states and the UK also impose restrictions on direct marketing communications and the use of cookies and similar technologies online.
European data protection laws including the GDPR also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. there is uncertainty regarding how to ensure that transfers of personal information from Europe comply with European data protection laws. As such, any transfers of personal information from Europe by us or our partners may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may reduce demand for our services from companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.
Complying with foreign and domestic data protection laws may cause us to incur additional operational costs or require us to change our business practices. Despite our efforts, we may fail to achieve full compliance either due to internal or external factors such as lack of vendor cooperation. Any actual, alleged, or perceived non-compliance could result in legal proceedings against us by governmental entities, customers, data subjects, or others.
We are or may become subject to the terms of our privacy and security policies, representations, certifications, standards, publications, and contractual obligations relating to privacy, data protection, and data security. Although we endeavor to comply with our obligations, we and the third parties on which we rely may at times fail to do so or may be perceived to have failed to do so. Such failures could subject us to regulatory enforcement action as well as costly legal claims by affected individuals or our customers.
We strive to comply with applicable privacy, data protection, and data security laws and other obligations, but we cannot fully determine the impact that current or future such laws and other obligations may have on our business or operations. Such laws or obligations may be inconsistent from one jurisdiction to another or subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. If we or the third parties we rely on to operate our business and deliver our services fail to comply, or are perceived as failing to comply, with our legal, contractual, or other obligations relating to privacy, data protection, or data security, or our policies and documentation relating to personal information, we could face governmental enforcement action; litigation with our customers, individuals or others, fines and civil or criminal penalties for us or company officials, obligations to cease offering our services or to substantially modify them in ways that make them less effective in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our services. Such developments could adversely affect our business, financial condition, and results of operations.
Foreign currency exchange rates may adversely affect our financial statements.
A material portion of our revenue is derived from international operations. Our consolidated financial results are reported in U.S. dollars. Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given that cash is typically received over an extended period of time for many of our license agreements and given that a material and increasing portion of our revenue is generated outside of the United States, fluctuations in foreign exchange rates (including the Euro) against the U.S. dollar could result in substantial changes in reported revenues and operating results due to the foreign exchange impact upon translation of these transactions into U.S. dollars.
In the normal course of business, we employ various hedging strategies to partially mitigate these risks, including the use of derivative instruments. These strategies may not be effective in fully protecting us against the effects of fluctuations from movements in foreign exchange rates, including the increased volatility in foreign exchange rates during the COVID-19 pandemic and future global pandemics and other events. Fluctuations of the foreign exchange rates could materially adversely affect our business, financial condition, operating results, and cash flow.
Additionally, sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, we may invoice customers in a currency other than the functional currency of our business, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.
If we violate the U.S. Foreign Corrupt Practices Act or applicable anti-bribery laws in other countries, or if we fail to comply with U.S. export controls and government contracting laws, our business could be harmed.
We earn a material portion of our total revenues from international sales. As a result, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to government officials and others, as well as anti-competition regulations.
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
Many of our customers are concentrated in certain industries, including financial services, public sector, healthcare, and the service provider market. Certain industries may be more acutely affected by economic, geopolitical, and other factors, including public heath crises (including global pandemics such as the COVID-19 pandemic), and changes in U.S. trade policy with China and other countries, than other sectors. Our public sector customers are affected by federal, state, and local budget decisions. To the extent that one or more of the sectors in which our customer base operates is adversely impacted, whether as a result of general conditions affecting all sectors or as a result of conditions affecting only those particular sectors, our business, financial condition and results of operations could be materially and adversely impacted. If companies in our target markets reduce capital expenditures, we may experience a reduction in sales, longer sales cycles, slower adoption of new technologies as well as downward pressure on the price of our products. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the continued spread of COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions could adversely impact our business, financial condition, operating results and cash flows.

International economic, political, legal, compliance and business factors could negatively affect our financial statements and growth.
We expect to continue to develop our sales and presence outside the U.S. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, any of which could negatively affect our business, financial condition, and results of operations.
General Risk Factors
Our actual operating results may differ significantly from our guidance.
We generally release guidance regarding our future performance on our quarterly earnings conference calls, quarterly earnings releases, and otherwise. Such guidance, which includes forward-looking statements, reflects our management’s estimates as of the date of release and is based on projections prepared by our management. We may also decide not to release, or to defer, issuing guidance, where such guidance might not be appropriate or when we do not have sufficient visibility or clarity to issue such guidance. In those situations, we expect to communicate our reasons for not releasing or deferring release of guidance.
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
We may be impacted by changes in taxation, trade, and other regulatory requirements.
We are subject to income tax in local, national, and international jurisdictions. In addition, our products are subject to import and excise duties and/or sales or value-added taxes (VAT) in many jurisdictions. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. Additionally, changes in or the improper application of import and excise duties and or sales taxes or VAT may negatively impact our operating results. There can be no assurance as to the outcome of these examinations. Fluctuations in tax rates and duties, changes in tax legislation or regulation or adverse outcomes of these examinations could have a material adverse effect on our results of operations, financial condition, and cash flows.
There is increased uncertainty with respect to tax policy and trade relations between the U.S. and other countries. Major developments in tax policy or trade relations, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our results of operations, financial condition, and cash flows.
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
Our disclosure controls and procedures and internal control over financial reporting may not prevent all material errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include, but are not limited to, management judgments, simple errors or mistakes, misinterpretation, and willful misconduct regarding controls. Under Section 404 of the Sarbanes-Oxley Act, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. Compliance with this provision requires management's attention and expense. Management's assessment of our internal control over financial reporting may or may not identify weaknesses that need to be addressed in our internal control system. If we are unable to conclude that our internal control over financial reporting is effective, investors could lose confidence in our reported financial information which could have an adverse effect on the market price of our stock or impact our borrowing ability. In addition, changes in operating conditions and changes in compliance with policies and procedures currently in place may result in inadequate disclosure controls and procedures and internal control over financial reporting in the future.
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
•sales of shares of our common stock by us, our officers, directors, or other stockholders; and
•other events or factors, including those resulting from public health crises (including global pandemics such as the COVID-19 pandemic), war, incidents of terrorism, or responses to these events.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in Westford, MA, in approximately 175,000 square feet of space under a lease expiring in September 2030. In addition, we lease office and/or manufacturing space in other locations globally with some of the more significant locations from a cost or size perspective being in in Allen, Texas; San Jose, California; Ann Arbor, Michigan; Berkeley, California; Colorado Springs, CO; Bangalore, India; Pune, India; and Shanghai, China.
Item 3. Legal Proceedings
From time to time, we are subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff’s Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff’s patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, we filed our Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. On March 15, 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. NetScout continues to avail itself of its legal options. NetScout has concluded that the risk of loss associated with the post-suit damages award is "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is now remote. Accounting rules require us to provide an estimate for the range of potential liability. NetScout currently estimates that the range of liability is the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement is not reasonably estimable but is likely within the range of $0 to $2,800,000.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock trades on the Nasdaq Global Select Market, under the symbol NTCT.
Stockholders
At May 10, 2021, we had 92 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 12,000.
Stock Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.
The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five-year period from March 31, 2016 through March 31, 2021 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2016 in our common stock or in the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.
The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100

$300
$250
$200
$150
$100
$50
$0
3/16
3/17
3/18
3/19
3/20
3/21
NetScout Systems, Inc.
NASDAQ Composite – Total Returns
NASDAQ Computer and Data Processing

	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020	3/31/2021
NetScout Systems, Inc.	$100.00	$165.22	$114.71	$122.20	$103.05	$122.59
Nasdaq Composite – Total Returns	$100.00	$122.88	$148.39	$164.16	$165.30	$286.62
Nasdaq Computer and Data Processing	$100.00	$123.37	$164.89	$193.77	$212.88	$342.30

Dividend Policy
In fiscal years 2021 and 2020, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth, to pay down our debt, and to fund our stock buyback program further described under Item 7 "Liquidity and Capital Resources." Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended March 31, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
1/1/2021 - 1/31/2021	413	$30.23	—	7,089,160
2/1/2021 - 2/28/2021	15,401	30.69	—	7,089,160
3/1/2021 - 3/31/2021	1,196	27.85	—	7,089,160
Total	17,010	$30.48	—	7,089,160

(1)We purchased an aggregate of 17,010 shares transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our previously disclosed 25 million share repurchase program).

Item 6. Selected Financial Data
Information required by Item 6 of Form 10-K is omitted pursuant to the SEC's adoption of amendments to Regulation S-K effective February 10, 2021.

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
Overview
We are an industry leader with over 35 years of experience in providing service assurance and cybersecurity solutions that are used by customers worldwide to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments, the rapidly evolving cybersecurity threat landscape, business intelligence and analytics advancements, and the 5G evolution in both the service provider and enterprise verticals.
Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs of materials used in our products, growth in employee-related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful acquisition integration efforts, and our ability to control cost and make improvements in a highly competitive industry.
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
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted and could continue to impact our customers, employees, supply chain, and distribution network. In fiscal year 2021, the COVID-19 pandemic and resulting challenging macro-economic environment caused elongated purchasing cycles that impacted our revenue. For fiscal year 2022, as people in the world begin to get immunized and return to "normal", we expect that technology and project spending will resume and will be focused on advancing our products, growing revenue, enhancing earnings per share, and generating solid free cash flow.
We believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business as the crisis continues and as a recovery eventually occurs. We expect net cash provided by operating activities combined with cash, cash equivalents and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to control costs and increase productivity throughout our company but will invest in areas that advance our business for the future, as necessary. In addition to our cash equivalents, based on covenant levels at March 31, 2021, we have an incremental $336 million available to us under our $1.0 billion revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We have elected to defer the employer-paid portion of social security taxes. As of March 31, 2021, we had deferred $8.9 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the pandemic, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which continue to evolve and cannot be fully predicted at this time. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our stakeholders.
Results Overview
Total revenue for the fiscal year ended March 31, 2021 as compared to total revenue for the fiscal year ended March 31, 2020 was primarily impacted by a decrease in revenue from our service assurance offerings in both the service provider and enterprise verticals, partially offset by an increase in revenue from our cybersecurity offerings, or more particularly, the service portion of our DDoS offerings.
Our gross profit percentage remained flat at 73% during the fiscal year ended March 31, 2021 as compared with the fiscal year ended March 31, 2020.
Net income for the fiscal year ended March 31, 2021 was $19.4 million, as compared with a net loss for the fiscal year ended March 31, 2020 of $2.8 million, an increase of $22.2 million. A decrease in revenue of $60.5 million was more than offset by a decrease in expenses as the increase in net income was primarily due to a $23.5 million decrease in travel expenses primarily attributable to COVID-19 related restrictions, a $16.2 million decrease in direct material costs, a $9.4 million decrease in amortization of intangible assets, a $6.9 million decrease in expenses related to trade shows and other sales and marketing related events attributable to continued cost control and COVID-19 related restrictions, a $6.7 million decrease in legal fees and penalties, a $5.2 million decrease in commissions expense, a $5.0 million decrease in inventory-related charges, a $2.6 million decrease in restructuring charges, a $2.5 million decrease in advertising and other marketing related expenses, and a $2.0 million decrease in rent expense.
At March 31, 2021, we had cash, cash equivalents, and marketable securities (current and non-current) of $476.5 million. This represents an increase of $87.4 million compared to the fiscal year ended March 31, 2020. This increase was primarily due to $213.9 million in cash provided by operations during the fiscal year ended March 31, 2021. This increase was offset by $100.0 million used to repay long-term debt, $13.3 million used for tax withholdings in connection with the vesting of restricted stock units, $12.0 million used for capital expenditures, $4.5 million used for purchases of intangible assets and $3.3 million used to repurchase shares of our common stock during the fiscal year ended March 31, 2021.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP total revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP earnings before interest and other expense, income taxes, depreciation and amortization (EBITDA) from operations, non-GAAP net income, and non-GAAP net income per share (diluted). Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP gross profit includes the aforementioned revenue adjustments and also removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations includes the aforementioned adjustments and also removes business development and integration expense, compensation for post-combination services, legal judgments expense, restructuring charges, intangible asset impairment charges, loss on divestiture and costs related to new accounting standard implementation and adds back transitional service agreement income. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition-related depreciation expense. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, net of related income tax effects in addition to the provisional one-time impacts of the U.S. Tax Cuts and Jobs Act (TCJA) while removing transitional service agreement income and changes in contingent consideration. Non-GAAP diluted net income per share also excludes these expenses as well as the related impact of all these adjustments on the provision for income taxes.
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

The following table reconciles revenue, gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the fiscal years ended March 31, 2021, 2020 and 2019:

	Fiscal Year Ended March 31, (Dollars in Thousands, Except per Share Data)
	2021	2020	2019
GAAP revenue	$831,282	$891,820	$909,918
Product deferred revenue fair value adjustment	—	—	391
Service deferred revenue fair value adjustment	6	192	1,199
Non-GAAP revenue	$831,288	$892,012	$911,508

GAAP gross profit	$609,185	$649,628	$655,791
Product deferred revenue fair value adjustment	—	—	391
Service deferred revenue fair value adjustment	6	192	1,199
Share-based compensation expense	6,861	6,843	7,422
Amortization of acquired intangible assets	19,058	24,974	31,238
Acquisition related depreciation expense	23	31	75
Transitional service agreement income	—	—	2
Non-GAAP gross profit	$635,133	$681,668	$696,118

GAAP income (loss) from operations	$37,130	$17,638	$(71,580)
Product deferred revenue fair value adjustment	—	—	391
Service deferred revenue fair value adjustment	6	192	1,199
Share-based compensation expense	51,892	50,861	56,328
Amortization of acquired intangible assets	80,189	89,479	105,543
Business development and integration expense	2	373	874
New standard implementation expense	—	5	914
Compensation for post-combination services	251	578	789
Restructuring charges	62	2,674	18,693
Impairment of intangible assets	—	—	35,871
Acquisition related depreciation expense	242	312	905
Loss on divestiture	—	—	9,472
Transitional service agreement income	215	1,212	2,186
Legal judgments expense	2,804	—	—
Non-GAAP income from operations	$172,793	$163,324	$161,585

GAAP net income (loss)	$19,352	$(2,754)	$(73,324)
Product deferred revenue fair value adjustment	—	—	391
Service deferred revenue fair value adjustment	6	192	1,199
Share-based compensation expense	51,892	50,861	56,328
Amortization of acquired intangible assets	80,189	89,479	105,543
Business development and integration expense	2	373	874
New standard implementation expense	—	5	914
Compensation for post-combination services	251	578	789
Restructuring charges	62	2,674	18,693
Impairment of intangible assets	—	—	35,871

Acquisition-related depreciation expense	242	312	905
Loss on divestiture	—	—	9,472
Transitional service agreement income	—	—	(45)
Change in contingent consideration	—	762	1,495
Legal judgments expense	2,804	—	—
Income tax adjustments	(28,977)	(23,415)	(49,877)
Non-GAAP net income	$125,823	$119,067	$109,228

GAAP diluted net income (loss) per share	$0.26	$(0.04)	$(0.93)
Per share impact of non-GAAP adjustments identified above	1.44	1.61	2.31
Non-GAAP diluted net income per share	$1.70	$1.57	$1.38

GAAP income (loss) from operations	$37,130	$17,638	$(71,580)
Previous adjustments to determine non-GAAP income from operations	135,663	145,686	233,165
Non-GAAP income from operations	172,793	163,324	161,585
Depreciation excluding acquisition related	25,397	26,313	31,430
Non-GAAP EBITDA from operations	$198,190	$189,637	$193,015

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
We derive revenues primarily from the sale of network management tools and security solutions for service provider and enterprise customers, which include hardware, software, and service offerings. Our product sales consist of software only offerings and offerings which include hardware appliances with embedded software that are essential to providing customers the intended functionality of the solutions.
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
Bundled arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. We allocate the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of the products and services separately based on the element’s historical pricing. We also consider our overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, we have established SSP for a majority of our service elements based on historical standalone sales. In certain instances, we have established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. Further, for certain service engagements, we consider quoted prices as part of multi-element arrangements of those engagements as a basis for establishing SSP. SSP has been established for product elements as the average or median selling price the element was recently sold for, whether sold alone or sold as part of a multiple element transaction. We review sales of the product elements on a quarterly basis and update, when appropriate, SSP for such elements to ensure that it reflects recent pricing experience. Our products are distributed through our direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control of the product transfers to the reseller or distributor. We record consideration given to a customer as a reduction of revenue to the extent we have recorded revenue from the customer. With limited exceptions, our return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, we have a history of successfully collecting receivables from our resellers and distributors.
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
Reporting units are determined based on the components of a company's operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. We have one reporting unit.
To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on our qualitative assessment it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. During the fourth quarter of fiscal year 2021, we performed our annual impairment analysis for goodwill at January 31, 2021 using the qualitative Step 0 assessment as we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
Indefinite-lived intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the indefinite-lived intangible assets below its carrying value. To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible is impaired. If based on our qualitative assessment, we conclude that it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. During the fourth quarter of fiscal year 2021, we completed our annual impairment test of the indefinite-lived intangible asset at January 31, 2021 using the qualitative Step 0 assessment as we concluded that it was more likely than not that the fair value of the indefinite-lived asset exceeded its carrying value.

We completed two acquisitions and one divestiture during the three-year period ended March 31, 2021. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets, we use either an income, market or cost method approach.
Our Level 3 liabilities at March 31, 2020 consisted of contingent purchase consideration related to the two acquisitions that occurred during fiscal year 2020. The contingent purchase consideration related to the two acquisitions represent amounts deposited into escrow accounts, which were established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The contingent purchase consideration of $0.7 million and $1.0 million related to the Gigavation Incorporated (Gigavation) and Eastwind Networks, Inc. (Eastwind) acquisitions, respectively are included as accrued other in our consolidated balance sheet at March 31, 2020. The $0.7 million of purchase consideration related to the Gigavation acquisition was paid to the seller in February 2021. The contingent purchase consideration related to the Eastwind acquisition was paid to the seller in April 2020.
During fiscal year 2019, we recorded a contingent consideration related to the divestiture of our handheld network test (HNT) tools business in September 2018. The contingent consideration represented potential future earnout payments to us of up to $4.0 million over two years that were contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the divestiture date and was measured using unobservable (Level 3) inputs. We recorded an $0.8 million and a $1.6 million change in the fair value of the contingent consideration, which is included in other expense, net within our consolidated statement of operations for the years ended March 31, 2020 and 2019.
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

Comparison of Years Ended March 31, 2021 and 2020
The sections that follow discuss our consolidated statement of operations data for the fiscal years ended March 31, 2021 and March 31, 2020 including results as a percentage of revenue for those periods. For a discussion of (i) our consolidated statement of operations data for the fiscal year ended March 31, 2019 including results as a percentage of revenue for that period, as well as (ii) our liquidity and capital resources for the fiscal year ended March 31, 2019, see "Comparison of Years Ended March 31, 2020 and 2019" and "Liquidity and Capital Resources" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 20, 2020 (our 2020 Annual Report).
Results of Operations
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the fiscal years ended March 31, 2021 and 2020, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2021		2020		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$377,721	45%	$438,341	49%	$(60,620)	(14)%
Service	453,561	55	453,479	51	82	—%
Total revenue	$831,282	100%	$891,820	100%	$(60,538)	(7)%

Product. The 14%, or $60.6 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from network performance management offerings for enterprise and service provider customers, as well as a decrease in revenue from DDoS offerings.
Total revenue by geography is as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2021		2020		Change
		% of Revenue		% of Revenue	$	%
United States	$484,129	58%	$545,620	61%	$(61,491)	(11)%
International:
Europe	160,372	19	154,510	17	5,862	4%
Asia	56,562	7	59,939	7	(3,377)	(6)%
Rest of the world	130,219	16	131,751	15	(1,532)	(1)%
Subtotal international	347,153	42	346,200	39	953	—%
Total revenue	$831,282	100%	$891,820	100%	$(60,538)	(7)%
United States revenue decreased 11%, or $61.5 million, primarily due to a decrease in revenue from network performance management offerings for enterprise and service provider customers. International revenue increased $1.0 million primarily driven by an increase in revenue from network performance management offerings.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2021		2020
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$95,965	12%	$122,832	14%	$(26,867)	(22)%
Service	126,132	15	119,360	13	6,772	6%
Total cost of revenue	$222,097	27%	$242,192	27%	$(20,095)	(8)%
Gross profit:
Product $	$281,756	34%	$315,509	35%	$(33,753)	(11)%
Product gross profit %	75%		72%		3%
Service $	$327,429	39%	$334,119	37%	$(6,690)	(2)%
Service gross profit %	72%		74%		(2)%
Total gross profit $	$609,185		$649,628		$(40,443)	(6)%
Total gross profit %	73%		73%		—%
Product. The 22%, or $26.9 million, decrease in cost of product revenue compared to the same period last year was primarily due to a $16.2 million decrease in direct material costs due to a decrease in product revenue, a $6.0 million decrease in the amortization of intangible assets, a $4.7 million decrease in inventory obsolescence charges, a $1.2 million decrease in employee-related expenses largely due to the timing of certain projects partially offset by an increase in variable incentive compensation, a $0.8 million decrease in overhead costs, a $0.6 million decrease in shipping costs, and a $0.6 million decrease in supplies. These decreases were partially offset by a $2.5 million increase in contractor fees. The product gross profit percentage increased by three percentage points to 75% during the fiscal year ended March 31, 2021 as compared to the same period in the prior year. The 11%, or $33.8 million, decrease in product gross profit, corresponds with the 14%, or $60.6 million, decrease in product revenue, partially offset by the 22%, or $26.9 million, decrease in cost of product revenue.
Service. The 6%, or $6.8 million, increase in cost of service revenue compared to the same period last year was primarily due to a $5.0 million increase in employee-related expenses due to an increase in variable incentive compensation and the timing of certain projects, and a $2.2 million increase in contractor fees. These increases were partially offset by a $2.0 million decrease in travel expense primarily attributable to COVID-19 related restrictions. The service gross profit percentage decreased by two percentage points to 72% during the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. The 2%, or $6.7 million, decrease in service gross profit corresponds with the 6%, or $6.8 million, increase in cost of services, partially offset by the $0.1 million increase in service revenue.
Gross profit. Our gross profit decreased 6%, or $40.4 million, compared to the fiscal year ended March 31, 2020. This decrease is attributable to the 7%, or $60.5 million, decrease in revenue partially offset by the $20.1 million, or 8%, decrease in cost of revenue. The gross margin percentage remained flat at 73% during the fiscal year ended March 31, 2021 compared to the same period in the prior year.

Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2021		2020
		% of Revenue		% of Revenue	$	%
Research and development	$179,163	22	$188,294	21%	$(9,131)	(5)%
Sales and marketing	242,730	29	276,523	31	(33,793)	(12)%
General and administrative	88,969	11	99,994	11	(11,025)	(11)%
Amortization of acquired intangible assets	61,131	7	64,505	7	(3,374)	(5)%
Restructuring charges	62	—	2,674	—	(2,612)	(98)%
Total operating expenses	$572,055	69%	$631,990	70%	$(59,935)	(9)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 5%, or $9.1 million, decrease in research and development expenses compared to the same period last year was primarily due to a $2.6 million decrease in travel expense primarily attributable to COVID-19 related restrictions, a $2.0 million decrease in depreciation expense, a $1.2 million decrease in rent and other facilities related expenses, and a $0.9 million decrease in contractor fees.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 12%, or $33.8 million, decrease in total sales and marketing expenses compared to the same period last year was primarily due to a $17.3 million decrease in travel expense primarily attributable to COVID-19 related restrictions, a $6.9 million decrease in expenses related to trade shows, user conferences and other events attributable to continued cost control and COVID-19 related restrictions, a $5.1 million decrease in commissions expense, a $2.3 million decrease in advertising and other marketing related expenses, and a $2.2 million decrease in employee-related expenses due to a reduction in headcount, partially offset by an increase in variable incentive compensation.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal, and human resource employees, overhead, and other corporate expenditures.
The 11%, or $11.0 million, decrease in general and administrative expenses compared to the same period last year was primarily due to a $6.7 million decrease in legal-related expenses and penalties, a $1.6 million decrease in travel expense primarily attributable to COVID-19 related restrictions, a $1.0 million decrease in rent and other facilities related expenses, an $0.8 million decrease in contractor fees, and a $0.5 million decrease in sales and use taxes.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, and definite-lived trademark and tradenames related to the Comms Transaction, ONPATH Technologies, Inc., Simena, Psytechnics, Ltd, Network General Corporation, Avvasi Incorporated and Efflux.
The 5%, or $3.4 million, decrease in amortization of acquired intangible assets was due to a reduction in the amortization of intangible assets related to the Comms Transaction.
Restructuring. During fiscal years 2020 and 2019, we restructured certain departments to better align functions, drive productivity and improve efficiency. During fiscal year 2019, we also implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of these restructuring programs, we recorded $0.1 million and $2.7 million of restructuring charges related to one-time termination benefits during the fiscal years ended March 31, 2021 and 2020, respectively.

Interest and Other Expense, Net
Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2021		2020
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(14,826)	(2)%	$(15,714)	(2)%	$888	6%
The 6%, or $0.9 million, decrease in interest and other expense, net was primarily due to a $9.7 million decrease in interest expense due to debt repayments on the credit facility as well as a decrease in the average interest rate, and a $0.7 million decrease in other expense due to a change in the fair value of the contingent consideration related to the HNT business divestiture recorded during the fiscal year ended March 31, 2020. These decreases were offset by a $4.8 million increase in foreign exchange expense, a $3.9 million decrease in interest income received on investments, and a $1.0 million decrease in transitional services agreement income related to the HNT business divestiture.
Income Tax Expense
The annual effective tax rate for fiscal year 2021 was 13.2%, compared to an annual effective tax rate of 243.1% for fiscal year 2020. Generally, the effective tax rate differs from the statutory tax rate due to state income taxes and foreign withholding taxes, partially offset by the tax benefit associated Foreign Derived Intangible Income deduction, foreign tax credits, research and development tax credits and earnings in jurisdictions subject to tax rates lower than the U.S. statutory rate.
The effective tax rate for the twelve months ended March 31, 2021 is lower than the effective rate for the twelve months ended March 31, 2020, primarily due to an increase in foreign derived intangible income benefit, a reduction in foreign withholding taxes, and a significant increase in pre-tax income as compared to the prior year.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2021		2020
		% of Revenue		% of Revenue	$	%
Income tax expense	$2,952	—%	$4,678	1%	$(1,726)	(37)%

Contractual Obligations
At March 31, 2021, we had the following contractual obligations:
Payment due by period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$360,268	$5,713	$354,555	$—	$—
Unconditional purchase obligations (2)	55,319	40,480	14,839	—	—
Operating lease obligations (3)	85,745	14,085	23,189	19,185	29,286
Pension benefit plan	37,586	485	1,158	1,648	34,295
Total contractual obligations	$538,918	$60,763	$393,741	$20,833	$63,581

(1)Includes estimated future interest at an interest rate of 1.61% for our outstanding term loan at March 31, 2021.
(2)Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
(3)We lease facilities under operating lease agreements extending through September 2030 for a total of $85.7 million.
At March 31, 2021, we have also excluded long-term deferred revenue of $103.3 million as such amounts will be recognized as services are provided.

At March 31, 2021, the total accrual of our retirement obligation for our chairman and CEO was $1.4 million. The payment stream for this retirement obligation is based upon the retirement date which is currently not determinable.
At March 31, 2021, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $1.0 million. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.
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
Acquisition related- Our Level 3 liabilities at March 31, 2020 consisted of contingent purchase consideration related to the two acquisitions that occurred during the fiscal year 2020. The contingent purchase consideration related to the two acquisitions represented amounts deposited into escrow accounts, which were established to cover damages we may have suffered related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The contingent purchase consideration of $0.7 million and $1.0 million related to the Gigavation and Eastwind acquisitions were included as accrued other in our consolidated balance sheet at March 31, 2020. The $0.7 million related to the Gigavation acquisition was paid to the seller in February 2021. The $1.0 million related to the Eastwind acquisition was paid to the seller in April 2020.
During fiscal year 2019, we paid $0.5 million and $5.0 million of contingent liabilities to the sellers of Efflux Systems, Inc. (Efflux) and Simena, LLC), respectively related to prior acquisitions.
Legal - From time to time, we are subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff’s allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, we filed our Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. On March 15, 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. NetScout continues to avail itself of its legal options. NetScout has concluded that the risk of loss associated with the post-suit damages award is "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is now remote. Accounting rules require us to provide an estimate for the range of potential liability. NetScout currently estimates that the range of liability is the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement is not reasonably estimable but is likely within the range of $0 to $2,800,000.
Warranty and Indemnification- We warrant that our software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes firmware, the standard warranty commences upon shipment and generally expires 60 to 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and generally expires 60 days to 12 months thereafter. Additionally, this warranty is subject to various exclusions which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than NetScout; customers' failure to follow our installation, operation or maintenance instructions; and events outside of our reasonable control. We also warrant that all support services will be performed in a good and workmanlike manner. We believe that our product and support service warranties are consistent with commonly accepted industry standards. Warranty cost information is presented and no material warranty costs are accrued since service revenue associated with warranty is deferred at the time of sale and recognized ratably over the warranty period.
Contracts that we enter into in the ordinary course of business may contain standard indemnification provisions. Pursuant to these agreements, we may agree to defend third party claims brought against a partner or direct customer claiming infringement of such third party’s (i) U.S. patent and/or European Union (EU), or other selected countries' patents, (ii) Berne convention member country copyright, and/or (iii) U.S., EU, and/or other selected countries’ trademark or intellectual property rights. Moreover, this indemnity may require us to pay any damages awarded against the partner or direct customer in such type of lawsuit as well as reimburse the partner or direct customer for reasonable attorney's fees incurred by them from the lawsuit.
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
We have agreed to indemnify our directors and officers and our subsidiaries' directors and officers if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of NetScout) by reason of the fact that the indemnified are agents of NetScout. The indemnity is for any and all expenses and liabilities of any type (including but not limited to, judgments, fines and amounts paid in settlement) reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	At March 31, (Dollars in Thousands)
	2021	2020	2019
Cash and cash equivalents	$467,176	$338,489	$409,632
Short-term marketable securities	9,277	47,969	76,344
Long-term marketable securities	—	2,613	1,012
Cash, cash equivalents and marketable securities	$476,453	$389,071	$486,988
Cash, cash equivalents and marketable securities
At March 31, 2021, cash, cash equivalents and marketable securities (current and non-current) totaled $476.5 million. This represents an increase of $87.4 million from $389.1 million at March 31, 2020. This increase was primarily due to $213.9 million in cash provided by operations during the fiscal year ended March 31, 2021. This increase was offset by $100.0 million used to repay long-term debt, $13.3 million used for tax withholdings in connection with the vesting of restricted stock units, $12.0 million used for capital expenditures, $4.5 million used for purchases of intangible assets, and $3.3 million used to repurchase shares of our common stock during the fiscal year ended March 31, 2021.
At March 31, 2021, cash, short-term and long-term investments in the United States were $328.8 million, while cash held outside of the United States was approximately $147.7 million.

Cash and cash equivalents were impacted by the following:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2021	2020	2019
Net cash provided by operating activities	$213,921	$225,023	$149,838
Net cash provided by (used in) investing activities	$24,698	$(4,309)	$(26,252)
Net cash used in financing activities	$(118,307)	$(286,870)	$(79,285)

Net cash from operating activities
Fiscal year 2021 compared to fiscal year 2020
Cash provided by operating activities was $213.9 million during the fiscal year ended March 31, 2021, compared to $225.0 million of cash provided by operating activities during the fiscal year ended March 31, 2020. This $11.1 million decrease was due in part to a $14.0 million decrease from deferred income taxes, $10.5 million decrease from deferred revenue, a $10.3 million decrease from depreciation and amortization expense, a $4.6 million decrease from accounts receivable, a $3.5 million decrease from inventories, a $2.4 million decrease from prepaid expenses and other assets, a $0.9 million decrease from accrued compensation and other expenses, and an $0.8 million decrease from the change in fair value of contingent and contractual liabilities. These decreases were partially offset by a $22.1 million increase from net income, a $7.6 million increase from income taxes payable, a $2.8 million increase from operating lease liabilities, a $2.6 million increase from accounts payable, and a $1.0 million increase from share-based compensation. Accounts receivable days sales outstanding was 75 days at March 31, 2021 compared to 73 days at March 31, 2020 and 88 days at March 31, 2019.
Net cash from investing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2021	2020	2019
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities	$(15,673)	$(117,383)	$(229,769)
Proceeds from maturity of marketable securities	56,806	144,322	230,433
Purchase of fixed assets	(11,986)	(19,922)	(23,392)
Purchase of intangible assets	(4,537)	—	—
Payments related to the divestiture of business	—	—	(3,293)
Acquisition of businesses, net of cash acquired	—	(11,347)	—
Decrease (increase) in deposits	88	(31)	(97)
Collection of contingent consideration	—	52	—
Capitalized software development costs	—	—	(134)
	$24,698	$(4,309)	$(26,252)
Cash provided by investing activities increased by $29.0 million to $24.7 million during the fiscal year ended March 31, 2021, compared to $4.3 million of cash used in investing activities during the fiscal year ended March 31, 2020.
Net cash inflows relating to the purchase and sales of marketable securities increased $14.2 million during the fiscal year ended March 31, 2021 relating to the amount of investments held at each respective balance sheet date, from an inflow of $26.9 million during the fiscal year ended March 31, 2020 to an inflow of $41.1 million during the fiscal year ended March 31, 2021.
During the twelve months ended March 31, 2020, there was an $11.3 million cash outflow related to the acquisitions of Eastwind and Gigavation. During the twelve months ended March 31, 2019, there was a $3.3 million cash outflow related to the divestiture of HNT.
During the fiscal year ended March 31, 2021, we entered into agreements to acquire technology licenses for $4.5 million.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2022.

Net cash from financing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2021	2020	2019
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2	$3
Payment of contingent consideration	(1,748)	—	(2,851)
Treasury stock repurchases	(3,275)	(175,000)	(14,468)
Tax withholding on restricted stock units	(13,286)	(11,872)	(11,969)
Repayment of long-term debt	(100,000)	(100,000)	(50,000)
	$(118,307)	$(286,870)	$(79,285)
Cash used in financing activities decreased $168.6 million to $118.3 million during the fiscal year ended March 31, 2021, compared to $286.9 million of cash used in financing activities during the fiscal year ended March 31, 2020.
During the fiscal year ended March 31, 2021, we paid $1.0 million of contingent purchase consideration related to the Eastwind acquisition in April 2020 and $0.7 million of contingent purchase consideration related to the Gigavation acquisition in February 2021.
During the fiscal years ended March 31, 2021, 2020 and 2019, we repurchased 154,271 shares, 7,116,159 shares and 543,251 shares of our common stock for $3.3 million, $175.0 million, and $14.5 million under our twenty-five million share repurchase program.
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 506,917 shares for $13.3 million, 519,241 shares for $11.9 million and 451,683 shares for $11.9 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2021, 2020 and 2019, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
During the fiscal years ended March 31, 2021, 2020 and 2019, we repaid $100.0 million, $100.0 million and $50.0 million of borrowings under the Amended Credit Agreement, respectively.
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
The Amended Credit Agreement provides for a five-year $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of our common stock under our common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the fiscal year ended March 31, 2021, we repaid $100.0 million of borrowings under the Amended Credit Agreement. At March 31, 2021, $350 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended December 31, 2020, until we have delivered financial statements for the quarter ended March 31, 2021, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 0.75% per annum for Base Rate loans and 1.75% per annum for LIBOR loans if our consolidated leverage ratio is less than or equal to 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00. As of March 31, 2021, the Company’s maximum allowed consolidated leverage ratio is 3.50 to 1.00.
On July 27, 2017, the U.K. Financial Conduct Authority (FCA) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the Intercontinental Exchange Benchmark Administration

(IBA), the FCA-regulated and authorized administrator of LIBOR, announced, and the FCA confirmed, that one week and two-month USD LIBOR settings will cease on December 31, 2021, and that the USD LIBOR panel will cease on June 30, 2023. IBA notes that any publication of the Overnight and 1, 3, 6 and 12 Months USD LIBOR settings based on panel bank submissions beyond December 31, 2021 will need to comply with applicable regulations, including as to representativeness. Based on current information from panel banks, IBA anticipates there being a representative panel for the continuation of these USD LIBOR settings through to June 30, 2023.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended December 31, 2020 until we have delivered financial statements for the quarter ended March 31, 2021, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At March 31, 2021, we were in compliance with all of these covenants.
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
We have capitalized debt issuance costs totaling $12.2 million at March 31, 2021, which are being amortized over the life of the revolving credit facility. The unamortized balance was $3.1 million as of March 31, 2021. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $1.4 million was included as other assets in our consolidated balance sheet.
Expectations for Fiscal Year 2022
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At March 31, 2021, we owed $350 million on this loan with an interest rate of 1.61%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of March 31, 2021. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $564 thousand as of March 31, 2021.
Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.
At March 31, 2021 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
At March 31, 2021, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.0 million and foreign currency forward contracts not designated as hedging instruments with a notional amount of $6.4 million. The valuation of outstanding foreign currency forward contracts (both designated and not designated as hedging instruments) at March 31, 2021 resulted in a liability balance of $191 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $57 thousand, reflecting favorable rates in comparison to current market rates. At March 31, 2020, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $1.7 million. The valuation of outstanding foreign currency forward contracts designated as hedging instruments at March 31, 2020 resulted in a liability balance of $49 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2021.
The effectiveness of our internal control over financial reporting as of March 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included under the captions "Directors and Executive Officers," "Proposal 1 Election of Directors," "Delinquent Section 16(a) Reports," "Corporate Governance -- Code of Ethics," "The Board of Directors and its Committees" and "Corporate Governance" in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included under the caption "Compensation and Other Information Concerning Directors and Executive Officers" in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation and Other Information Concerning Directors and Executive Officers -- Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included, as applicable, under the captions "Corporate Governance --Director Independence," "Compensation and Other Information Concerning Directors and Executive Officers -- Employment and Other Agreements" and "Transactions with Related Persons" in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included under the captions "Auditors Fees and Services" and "Auditors Fees and Services -- Policy on Audit Committee Pre-approval of Audit and Non-Audit Services" in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets at March 31, 2021 and 2020	F-4

		Consolidated Statements of Operations for the Years Ended March 31, 2021, 2020 and 2019	F-5

		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2021, 2020 and 2019	F-6

		Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2021, 2020 and 2019	F-7

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2021, 2020 and 2019	F-8

		Notes to Consolidated Financial Statements	F-9

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts for the Years Ended March 31, 2021, 2020 and 2019	S-1

No other financial statement schedules have been included because they are either not applicable or the information is in the consolidated financial statements.

	3.	Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)		We hereby file as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) above.

(c)		We hereby file as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) above.

NetScout Systems, Inc.
Index to Exhibits

3.1, 4.1	Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout’s current Report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, SEC File No. 000-26251, filed on June 29, 2001, and incorporated herein by reference).

4.4	Description of Common Stock (filed as Exhibit 4.4 to NetScout's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, SEC File No. 000-26251, filed on May 20, 2020 and incorporated herein by reference).

10.1*	Form of Amended and Restated Indemnification Agreement between NetScout and each director and executive officer filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, SEC File No. 000-26251, filed January 28, 2014, and incorporated herein by reference).

10.2	Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, SEC File No. 000-26251, filed on June 29, 2001, and incorporated herein by reference).

10.3*	Agreement Relating to Employment, dated January 3, 2007, by and between NetScout and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on January 5, 2007 and incorporated herein by reference).

10.4*	Amendment No. 1, dated February 2, 2007, to Agreement Relating to Employment by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, SEC File No. 000-26251, filed February 5, 2007 and incorporated herein by reference).

10.5*	Amendment No. 2, dated December 22, 2008, to Agreement Relating to Employment by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, SEC File No. 000-26251, filed February 6, 2009 and incorporated herein by reference).

10.6*	Amendment No. 3, dated May 28, 2012, to Agreement Relating to Employment, by and between the Company and Anil K. Singhal (filed as Exhibit 10.3 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.7*	NetScout Systems, Inc. 2007 Equity Incentive Plan, as amended (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, SEC File No. 000-26251, filed with the Commission on July 28, 2015 and incorporated herein by reference).

10.8*	NetScout Form of Restricted Stock Unit Agreement with respect to the NetScout 2007 Equity Incentive Plan (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-148364, filed on December 27, 2007 and incorporated herein by reference).

10.9*	Form of Amended and Restated Severance Agreement for Named Executive Officers (other than the CEO and CFO) (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.10*	Amended and Restated Severance Agreement, dated May 28, 2012, by and between the Company and Jean Bua (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.11	Third Amendment Agreement, dated August 10, 2010, to that certain Lease, dated August 17, 2000, as amended, between the Company and Westford West I Limited Partnership, as successor to Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, SEC File No. 000-26251, filed November 9, 2010 and incorporated herein by reference).

10.12*	NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on September 13, 2018 and incorporated herein by reference).

10.13*	Form of Amendment to Amended and Restated Severance Agreement for Executive Officers (filed as Exhibit 10.9 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, SEC File No. 000-26251, filed on January 27, 2015 and incorporated herein by reference).

10.14	Amendment and Restatement Agreement dated as of January 16, 2018, to the Credit Agreement, dated as of July 14, 2015, by and among NetScout Systems, Inc.; certain subsidiaries of NetScout Systems, Inc. as loan parties; the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent attaching the Amended and Restated Credit Agreement, dated as of January 16, 2018, by and among NetScout Systems, Inc.; JPMorgan Chase Bank, N.A., as administrative agent and collateral agent; JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets and KeyBanc Capital Markets Inc., as joint lead arrangers and joint bookrunners; SunTrust Bank, N.A., Santander Bank, N.A., U.S. Bank National Association and Fifth Third Bank, as co-documentation agents; and the lenders party thereto (filed as Exhibit 10.5 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed with the SEC on January 18, 2018 and incorporated herein by reference.

10.15*	Summary of Non-Employee Director Compensation (filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10Q for the quarterly period ended September 30, 2018, SEC File No. 000-26251, filed on November 8, 2018 and incorporated herein by reference.

10.16*	NetScout Systems, Inc. 2019 Equity Incentive Plan, as amended and restated (filed as Exhibit 99.1 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-248786, filed on September 14, 2020 and incorporated herein by reference).

10.17*	Form of Restricted Stock Unit Agreement with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019, SEC File No. 000-26251, filed on February 6, 2020 and incorporated herein by reference).

21	Subsidiaries of NetScout (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

32.2†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021 formatted in Inline XBRL

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing

Item 16. Form 10-K Summary
    Not provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

By:	/S/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer, and Chairman

Date: May 20, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 20, 2021
Anil K. Singhal

/S/ JEAN BUA	Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	May 20, 2021
Jean Bua

/S/ MICHAEL SZABADOS	Chief Operating Officer and Vice Chairman	May 20, 2021
Michael Szabados

/S/ ROBERT E. DONAHUE	Director	May 20, 2021
Robert E. Donahue

/S/ JOHN R. EGAN	Director	May 20, 2021
John R. Egan

/S/ ALFRED GRASSO	Director	May 20, 2021
Alfred Grasso

/S/ JOSEPH G. HADZIMA, JR.	Director	May 20, 2021
Joseph G. Hadzima, Jr.

/S/ CHRISTOPHER PERRETTA	Director	May 20, 2021
Christopher Perretta

/S/ SUSAN L. SPRADLEY	Director	May 20, 2021
Susan L. Spradley

/S/ VIVIAN VITALE	Director	May 20, 2021
Vivian Vitale

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NetScout Systems, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NetScout Systems, Inc. and its subsidiaries (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2021, including the related notes and schedule of valuation and qualifying accounts listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020 and the manner in which it accounts for revenues from contracts with customers in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contracts with Customers - Identification of Distinct Performance Obligations

As described in Note 3 to the consolidated financial statements, the Company derives revenues primarily from the sale of network management tools and security solutions for service provider and enterprise customers, which include hardware, software and service offerings. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. During the year ended March 31, 2021, the Company recognized revenue from contracts with customers of $831.3 million.

The principal considerations for our determination that performing procedures relating to revenue from contracts with customers, specifically the identification of distinct performance obligations, is a critical audit matter are the significant judgment by management in determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s identification of distinct performance obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification of distinct performance obligations. These procedures also included, among others, (i) testing management’s process for identifying distinct performance obligations, and (ii) evaluating the revenue recognition impact of contractual terms and conditions by examining customer contracts on a test basis.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 20, 2021

We have served as the Company’s auditor since 1993.

NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2021	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$467,176	$338,489
Marketable securities	9,277	47,969
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $416 and $1,350 at March 31, 2021 and 2020, respectively	197,717	213,514
Inventories and deferred costs	22,813	22,227
Prepaid income taxes	1,906	13,505
Prepaid expenses and other current assets	23,583	24,039
Total current assets	722,472	659,743
Fixed assets, net	48,474	57,715
Operating lease right-of-use assets	61,512	68,583
Goodwill	1,717,554	1,725,680
Intangible assets, net	511,866	582,179
Deferred income taxes	8,096	6,220
Long-term marketable securities	—	2,613
Other assets	15,064	17,770
Total assets	$3,085,038	$3,120,503
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,964	$20,004
Accrued compensation	83,057	75,632
Accrued other	21,127	21,840
Income taxes payable	7,025	903
Deferred revenue and customer deposits	269,748	270,281
Current portion of operating lease liabilities	12,354	10,337
Total current liabilities	411,275	398,997
Other long-term liabilities	21,641	10,039
Deferred tax liability	92,287	114,394
Accrued long-term retirement benefits	39,479	34,256
Long-term deferred revenue and customer deposits	103,310	104,240
Operating lease liabilities, net of current portion	61,267	70,658
Long-term debt	350,000	450,000
Total liabilities	1,079,259	1,182,584
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2021 and 2020	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized; 124,197,974 and 122,006,077 shares issued and 73,751,615 and 72,220,906 shares outstanding at March 31, 2021 and 2020, respectively	124	122
Additional paid-in capital	2,955,400	2,891,553
Accumulated other comprehensive loss	(1,940)	(3,160)
Treasury stock at cost, 50,446,359 and 49,785,171 shares at March 31, 2021 and 2020, respectively	(1,322,496)	(1,305,935)
Retained earnings	374,691	355,339
Total stockholders’ equity	2,005,779	1,937,919
Total liabilities and stockholders’ equity	$3,085,038	$3,120,503
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2021	2020	2019
Revenue:
Product	$377,721	$438,341	$467,289
Service	453,561	453,479	442,629
Total revenue	831,282	891,820	909,918
Cost of revenue:
Product	95,965	122,832	140,938
Service	126,132	119,360	113,189
Total cost of revenue	222,097	242,192	254,127
Gross profit	609,185	649,628	655,791
Operating expenses:
Research and development	179,163	188,294	203,588
Sales and marketing	242,730	276,523	291,870
General and administrative	88,969	99,994	93,572
Amortization of acquired intangible assets	61,131	64,505	74,305
Restructuring charges	62	2,674	18,693
Impairment of intangible assets	—	—	35,871
Loss on divestiture of business	—	—	9,472
Total operating expenses	572,055	631,990	727,371
Income (loss) from operations	37,130	17,638	(71,580)
Interest and other expense, net:
Interest income	646	4,528	5,245
Interest expense	(10,879)	(20,597)	(26,143)
Other income (expense), net	(4,593)	355	(434)
Total interest and other expense, net	(14,826)	(15,714)	(21,332)
Income (loss) before income tax expense (benefit)	22,304	1,924	(92,912)
Income tax expense (benefit)	2,952	4,678	(19,588)
Net income (loss)	$19,352	$(2,754)	$(73,324)
Basic net income (loss) per share	$0.26	$(0.04)	$(0.93)
Diluted net income (loss) per share	$0.26	$(0.04)	$(0.93)
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	73,103	75,162	78,617
Net income (loss) per share—diluted	73,822	75,162	78,617

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended March 31,
	2021	2020	2019
Net income (loss)	$19,352	$(2,754)	$(73,324)
Other comprehensive income (loss):
Cumulative translation adjustments	2,926	(1,644)	(3,229)
Recognition of actuarial net (losses) gains from pension and other post-retirement plans, net of (benefit) tax of ($657), $590, and ($976)	(1,548)	1,054	(2,278)
Changes in market value of investments:
Changes in unrealized (losses) gains, net of (benefit) tax of ($41), $39, and $19	(130)	126	60
Total net change in market value of investments	(130)	126	60
Changes in market value of derivatives:
Changes in market value of derivatives, net of tax (benefit) of $66, ($25), and ($172)	208	(78)	(524)
Reclassification adjustment for net (loss) gain included in net income (loss), net of (benefit) tax of ($73), $7, and $138	(236)	21	437
Total net change in market value of derivatives	(28)	(57)	(87)
Other comprehensive income (loss)	1,220	(521)	(5,534)
Total comprehensive income (loss)	$20,572	$(3,275)	$(78,858)

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2018	117,744,913	$117	$2,665,120	$2,895	37,474,890	$(995,843)	$396,493	$2,068,782
Net loss							(73,324)	(73,324)
Unrealized net investment gains				60				60
Unrealized net losses on derivative financial instruments				(87)				(87)
Cumulative translation adjustments				(3,229)				(3,229)
Recognition of actuarial net losses from pension and other post-retirement plan				(2,278)				(2,278)
Issuance of common stock pursuant to vesting of restricted stock units	1,438,219	3						3
Stock-based compensation expense for restricted stock units granted to employees			51,945					51,945
Issuance of common stock under employee stock purchase plan	577,000		15,074					15,074
Repurchase of treasury stock			96,783		4,674,881	(123,220)		(26,437)
Cumulative effect of adoption of ASU 2014-09							34,924	34,924
Balance, March 31, 2019	119,760,132	120	2,828,922	(2,639)	42,149,771	(1,119,063)	358,093	2,065,433
Net loss							(2,754)	(2,754)
Unrealized net investment gains				126				126
Unrealized net losses on derivative financial instruments				(57)				(57)
Cumulative translation adjustments				(1,644)				(1,644)
Recognition of actuarial net gains from pension and other post-retirement plan				1,054				1,054
Issuance of common stock pursuant to vesting of restricted stock units	1,651,284	2						2
Stock-based compensation expense for restricted stock units granted to employees			48,404					48,404
Issuance of common stock under employee stock purchase plan	594,661		14,227					14,227
Repurchase of treasury stock					7,635,400	(186,872)		(186,872)
Balance, March 31, 2020	122,006,077	122	2,891,553	(3,160)	49,785,171	(1,305,935)	355,339	1,937,919
Net income							19,352	19,352
Unrealized net investment losses				(130)				(130)
Unrealized net losses on derivative financial instruments				(28)				(28)
Cumulative translation adjustments				2,926				2,926
Recognition of actuarial net losses from pension and other post-retirement plan				(1,548)				(1,548)
Issuance of common stock pursuant to vesting of restricted stock units	1,630,228	2						2
Stock-based compensation expense for restricted stock units granted to employees			49,418					49,418
Issuance of common stock under employee stock purchase plan	561,669		14,429					14,429
Repurchase of treasury stock					661,188	(16,561)		(16,561)
Balance, March 31, 2021	124,197,974	$124	$2,955,400	$(1,940)	50,446,359	$(1,322,496)	$374,691	$2,005,779
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$19,352	$(2,754)	$(73,324)
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	105,828	116,104	137,878
Operating lease right-of-use assets	10,004	10,504	—
Loss on divestiture of business	—	—	7,660
Loss on disposal of fixed assets	236	16	260
Deal related compensation expense and accretion charges	—	—	102
Share-based compensation expense associated with equity awards	51,892	50,861	56,328
Net change in fair value of contingent and contractual liabilities	—	798	1,614
Accretion of contingent consideration	—	(36)	(119)
Impairment charge	—	—	35,871
Deferred income taxes	(23,804)	(9,821)	(33,442)
Other gains	(196)	(152)	(152)
Changes in assets and liabilities
Accounts receivable and unbilled costs	16,878	21,472	(22,180)
Due from related party	—	—	172
Inventories	(2,043)	1,501	5,321
Prepaid expenses and other assets	11,483	13,839	3,034
Accounts payable	(1,734)	(4,288)	(3,876)
Accrued compensation and other expenses	31,955	32,812	19,964
Operating lease liabilities	(10,307)	(13,077)	—
Due to related party	—	—	234
Income taxes payable	6,684	(919)	(639)
Deferred revenue	(2,307)	8,163	15,132
Net cash provided by operating activities	213,921	225,023	149,838
Cash flows from investing activities:
Purchase of marketable securities	(15,673)	(117,383)	(229,769)
Proceeds from maturity of marketable securities	56,806	144,322	230,433
Purchase of fixed assets	(11,986)	(19,922)	(23,392)
Purchase of intangible assets	(4,537)	—	—
Payments related to the divestiture of business	—	—	(3,293)
Acquisition of businesses, net of cash acquired	—	(11,347)	—
Decrease (increase) in deposits	88	(31)	(97)
Collection of contingent consideration	—	52	—
Capitalized software development costs	—	—	(134)
Net cash provided by (used in) investing activities	24,698	(4,309)	(26,252)
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2	3
Payment of contingent consideration	(1,748)	—	(2,851)
Treasury stock repurchases	(3,275)	(175,000)	(14,468)
Tax withholding on restricted stock units	(13,286)	(11,872)	(11,969)
Repayment of long-term debt	(100,000)	(100,000)	(50,000)
Net cash used in financing activities	(118,307)	(286,870)	(79,285)
Effect of exchange rate changes on cash and cash equivalents	6,627	(3,427)	(5,212)
Net increase (decrease) in cash and cash equivalents	126,939	(69,583)	39,089
Cash and cash equivalents and restricted cash, beginning of year	340,237	409,820	370,731
Cash and cash equivalents and restricted cash, end of year	$467,176	$340,237	$409,820
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,685	$17,644	$23,281
Cash paid for income taxes	$11,472	$13,061	$13,381
Non-cash transactions:
Transfers of inventory to fixed assets	$1,530	$2,290	$2,152
Additions to property, plant and equipment included in accounts payable	$333	$255	$455
Issuance of common stock under employee stock purchase plans	$14,429	$14,227	$15,074
Contingent consideration related to acquisition, included in accrued other	$—	$1,800	$—
Tenant improvement allowance	$—	$—	$10,171
Initial fair value of contingent consideration received as partial consideration for divestiture of business	$—	$—	$2,257
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
The Company considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
COVID-19 Risks and Uncertainties
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. The future impacts of the pandemic and any resulting economic impact on the Company's operations are largely unknown and rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as its customers.
Under Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company is taking precautionary actions to reduce costs and spending across the organization. This includes limiting discretionary spending and reducing hiring activities. In addition, based on covenant levels at March 31, 2021, the Company has an incremental $336 million available under its $1.0 billion revolving credit facility.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes. As of March 31, 2021, the Company had deferred $8.9 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The balance of $4.5 million was included as accrued other and a balance of $4.4 million was included as other long-term liabilities in the Company's consolidated balance sheet at March 31, 2021.
The Company expects net cash provided by operations combined with cash, cash equivalents, and marketable securities and borrowing availability under the revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.
Cash and Cash Equivalents and Marketable Securities
Under current authoritative guidance, NetScout has classified its investments as "available-for-sale" which are carried at fair value associated unrealized gains or losses are recorded as a separate component of stockholders’ equity until realized. NetScout considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities.
At March 31, 2021 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions which the Company believes are those institutions with an investment grade rating for deposits.
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
Uncollected Deferred Revenue
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $7.1 million and $11.1 million at March 31, 2021 and 2020, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. NetScout's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At March 31, 2021, the Company had one direct customer who accounted for more than 10% of the accounts receivable balance, while no indirect channel partners accounted for more than 10% of the accounts receivable balance. At March 31, 2020, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the fiscal years ended March 31, 2021, 2020 and 2019 respectively, no direct customers or indirect channel partners accounted for more than 10% of total revenue.
Historically, the Company has not experienced any significant failure of its customers to meet their payment obligations nor does the Company anticipate material non-performance by its customers in the future; accordingly, the Company does not

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Leases
The Company accounts for leases in accordance with ASU No. 2016-02, Leases (Topic 842), which was adopted April 1, 2019. Prior to the adoption of Topic 842, the Company followed the guidance for leases under Topic 840, Leases. For further discussion of the Company's policies related to leases see Note 18, "Leases."
The Company has operating leases for administrative, research and development, sales and marketing and manufacturing facilities and equipment under various non-cancelable lease agreements. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. The Company's lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Reporting units are determined based on the components of a Company's operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. The Company has one reporting unit.
To test impairment, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on the Company's qualitative assessment it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. During fourth quarter of fiscal year 2021, the Company performed its annual impairment analysis for goodwill as of January 31, 2021, using the qualitative Step 0 assessment as the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
Indefinite-lived intangible assets are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the indefinite-lived intangible assets below its carrying value. To test impairment, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible is impaired. If based on the Company's qualitative assessment, the Company concludes that it is more likely than not that the fair value of the indefinite-

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

lived asset is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. During the fourth quarter of fiscal year 2021, the Company completed its annual impairment test of the indefinite-lived intangible at January 31, 2021, using the qualitative Step 0 assessment as the Company concluded that it was more likely than not that the fair value of the indefinite-lived asset exceeded its carrying value.
The Company completed two acquisitions and one divestiture during the three-year period ended March 31, 2021. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets, the Company uses either an income, market or cost method approach.
The Company's level 3 liabilities at March 31, 2020 consisted of contingent purchase consideration related to the two acquisitions that occurred during the fiscal year 2020. The contingent purchase consideration related to the two acquisitions represent amounts deposited into escrow accounts, which were established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The contingent purchase consideration of $0.7 million and $1.0 million related to the Gigavation Incorporated (Gigavation) and Eastwind Networks, Inc. (Eastwind) acquisitions, respectively are included as accrued other in the Company's consolidated balance sheet at March 31, 2020. The $0.7 million related to the Gigavation acquisition was paid to the seller in February 2021. The $1.0 million related to the Eastwind acquisition was paid to the seller in April 2020.
During fiscal year 2019, the Company recorded a contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018. The contingent consideration represented potential future earnout payments to the Company of up to $4.0 million over two years that were contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the divestiture date and was measured using unobservable (Level 3) inputs. The Company recorded an $0.8 million and a $1.6 million change in the fair value of the contingent consideration, which is included in other expense, net within the Company's consolidated statement of operations for the years ended March 31, 2020 and 2019.
Capitalized Software Development Costs
Costs incurred in the research and development of the Company's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility and capitalized thereafter until the related software products are available for first customer shipment. Such costs are amortized using the straight-line method over the estimated economic life of the product, which generally does not exceed three years. Capitalized software development costs are periodically assessed for recoverability in the event of changes to the anticipated future revenue for the software products or changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software products would be expensed in the period in which such a determination is made.
Typically for accounting purposes, these R&D investments have not been capitalized because of the development methodology employed. The developments are added individually to the core code over a shorter period of time but marketed as a release once all portions are complete.
Amortization included as cost of product revenue was $0.1 million, $0.5 million, and $1.1 million for the fiscal years ended March 31, 2021, 2020, and 2019, respectively. The Company did not capitalize software development costs in the fiscal years ended March 31, 2021 or 2020.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
NetScout also periodically enters into forward contracts to manage exchange rate risk associated with certain third-party transactions and for which the Company does not elect hedge accounting treatment as there is no difference in the timing of gain or loss recognition on the hedge instrument and the hedged item.
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
Contingent assets and liabilities include contingent consideration in connection with the Company's acquisitions and divestitures. Contingent consideration represents earnout payments in connection with the Company's acquisitions and divestitures and is recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the consolidated statements of income. The Company discounts the contingent purchase consideration to present value using a risk adjusted interest rate at each reporting period. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.
The Company had foreign currency losses of $5.5 million, $0.7 million and $2.0 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively. These amounts are included in other expense, net.
Advertising Expense
NetScout recognizes advertising expense as incurred. Advertising expense was $8.7 million, $8.3 million and $9.4 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) typically consists of unrealized gains and losses on marketable securities, unrealized gain and losses on hedge contracts, actuarial gains and losses, and foreign currency translation adjustments.
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
Recent Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform, which clarifies the scope and application of certain optional expedients and exceptions regarding the original guidance. ASU 2021-01 may be applied prospectively through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The adoption is not expected to have a material impact on the Company's financial position, results of operations, and disclosures.
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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. ASU 2019-12 is effective for NetScout beginning April 1, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption is not expected to have a material impact on the Company's financial position, results of operations, and disclosures.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Company adopted the guidance as of April 1, 2020. The adoption did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, Fair Value Measurement. The Company adopted the guidance as of April 1, 2020. The adoption did not have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company adopted the guidance prospectively as of April 1, 2020. The adoption did not result in a cumulative adjustment to retained earnings and did not have an impact on the Company's consolidated financial statements other than with respect to the updated disclosure requirements.
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
The Company derives revenues primarily from the sale of network management tools and security solutions for service provider and enterprise customers, which include hardware, software and service offerings. The Company's product sales consist of software only offerings and offerings which include hardware appliances with embedded software that are essential to providing customers the intended functionality of the solutions.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
During the fiscal year ended March 31, 2021, the Company recognized revenue of $262.5 million related to the Company's deferred revenue balance reported at March 31, 2020.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at March 31, 2021.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

At March 31, 2021, the Company had total deferred revenue of $373.1 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $269.8 million, or 72%, of this revenue during the next 12 months, and expects to recognize the remaining $103.3 million, or 28%, of this revenue thereafter.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the twelve months ended March 31, 2021.
Contract Balances
The Company may receive payments from customers based on billing schedules as established by the Company's contracts. Contract assets relate to performance obligations where control has transferred to the customer in advance of scheduled billings. The Company records unbilled accounts receivable representing the right to consideration in exchange for goods or services that have been transferred to a customer conditional on the passage of time. Deferred revenue relates to scenarios where billings occur before all performance obligations are delivered or payments are received in advance of performance under the contract.
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
At March 31, 2021, the consolidated balance sheet included $7.4 million in assets related to sales commissions to be expensed in future periods. A balance of $4.1 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included as other assets in the Company's consolidated balance sheet at March 31, 2021. At March 31, 2020, the consolidated balance sheet included $7.2 million in assets related to sales commissions to be expensed in future periods. A balance of $3.9 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included in other assets in the Company's consolidated balance sheet at March 31, 2020.
During the twelve months ended March 31, 2021 and 2020, the Company recognized $6.3 million and $6.5 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
Allowance for Credit Losses
The Company continually monitors collections from its customers. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for credit losses based on a combination of factors, including but not limited to, analysis of the aging schedules, past due balances, historical collection experience and prevailing economic conditions.
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2020	$1,350
Provision for allowance for credit losses	48
Recoveries and other adjustments	(733)
Write off charged against the allowance for credit losses	(249)
Balance at March 31, 2021	$416

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents mainly consisted of U.S government and municipal obligations, commercial paper, corporate bonds, money market instruments and cash maintained with various financial institutions at March 31, 2021 and 2020.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2021	March 31, 2020	March 31, 2019	March 31, 2018
Cash and cash equivalents	$467,176	$338,489	$409,632	$369,821
Restricted cash	$—	1,748	188	910
Total cash, cash equivalents and restricted cash	$467,176	$340,237	$409,820	$370,731
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at March 31, 2021 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$3,571	$7	$3,578
Commercial paper	5,699	—	5,699
Total short-term marketable securities	9,270	7	9,277
Total long-term marketable securities	—	—	—
Total marketable securities	$9,270	$7	$9,277

The following is a summary of marketable securities held by NetScout at March 31, 2020, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$28,621	$107	$28,728
Commercial paper	14,644	—	14,644
Corporate bonds	4,587	10	4,597
Total short-term marketable securities	47,852	117	47,969
U.S. government and municipal obligations	2,562	51	2,613
Total long-term marketable securities	2,562	51	2,613
Total marketable securities	$50,414	$168	$50,582

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Contractual maturities of the Company's marketable securities held at March 31, 2021 and 2020 (in thousands) were as follows:

	March 31, 2021	March 31, 2020
Available-for-sale securities:
Due in 1 year or less	$9,277	$47,969
Due after 1 year through 5 years	—	2,613
	$9,277	$50,582

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at March 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at
	March 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$467,176	$—	$—	$467,176
U.S. government and municipal obligations	2,539	1,039	—	3,578
Commercial paper	—	5,699	—	5,699
Derivative financial instruments	—	57	—	57
	$469,715	$6,795	$—	$476,510
LIABILITIES:
Derivative financial instruments	—	(191)	—	(191)
	$—	$(191)	$—	$(191)

	Fair Value Measurements at
	March 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$338,489	$—	$—	$338,489
U.S. government and municipal obligations	31,341	—	—	31,341
Commercial paper	—	14,644	—	14,644
Corporate bonds	4,597	—	—	4,597
	$374,427	$14,644	$—	$389,071
LIABILITIES:
Contingent purchase consideration	$—	$—	$(1,748)	$(1,748)
Derivative financial instruments	—	(49)	—	(49)
	$—	$(49)	$(1,748)	$(1,797)

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
The Company's Level 3 liabilities at March 31, 2020 consisted of contingent purchase consideration related to the two acquisitions that occurred during the fiscal year 2020. The contingent purchase consideration related to the two acquisitions represented amounts deposited into escrow accounts, which were established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The contingent purchase consideration of $0.7 million and $1.0 million related to the Gigavation and Eastwind acquisitions, respectively were included as accrued other in the Company's consolidated balance sheet at March 31, 2020. The $0.7 million related to the Gigavation acquisition was paid to the seller in February 2021. The $1.0 million related to the Eastwind acquisition was paid to the seller in April 2020.
During fiscal year 2019, the Company recorded a contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018. The contingent consideration represented potential future earnout payments to the Company of up to $4.0 million over two years that were contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration of $2.3 million was recognized on the divestiture date and was measured using unobservable (Level 3) inputs. The Company recorded an $0.8 million and a $1.6 million change in the fair value of the contingent consideration, which is included in other expense, net within the Company's consolidated statement of operations for the years ended March 31, 2020 and 2019.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the fiscal year ended March 31, 2021 (in thousands):

Contingent Purchase Consideration
Balance at March 31, 2020	$(1,748)
Additions to Level 3	—
Payments made	1,748
Balance at March 31, 2021	$—

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the fiscal year ended March 31, 2020 (in thousands):

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

NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consisted of the following (in thousands):

	March 31,
	2021	2020
Raw materials	$13,189	$15,311
Work in process	16	819
Finished goods	6,168	5,376
Deferred costs	3,440	721
	$22,813	$22,227

NOTE 7 – FIXED ASSETS
Fixed assets consisted of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2021	2020
Furniture and fixtures	3-7	$9,742	$9,561
Computer equipment and internal use software	3-5	177,098	170,518
Leasehold improvements (1)	up to 12	53,980	51,910
Demonstration and spare part units	2-5	17,968	19,626
		258,788	251,615
Less – accumulated depreciation		(210,314)	(193,900)
		$48,474	$57,715
(1) Leasehold improvements are depreciated over the shorter of the lease term or anticipated useful life of the improvement.
A typographical error in the prior year presentation of the above disclosure has been corrected in the current period.
Depreciation expense was $22.4 million, $23.4 million and $27.4 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – ACQUISITIONS & DIVESTITURES
Gigavation Acquisition
On February 5, 2020 (the Gigavation Closing Date), the Company acquired 100% of the common stock of Gigavation Incorporated, a cybersecurity company for $8.0 million. Gigavation's solutions provide security to device communication protocols, end point protection and security analytics. The Gigavation technology and engineering talent have been integrated into our service assurance products in order to support the ongoing enhancement of that portfolio.
The Company completed the accounting related to the Gigavation acquisition as of March 31, 2020. Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes. The Company determined Gigavation's results of operations are not material. As such, the pro forma information is not required.
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

Of the total consideration, $0.8 million was deposited into an escrow account. The escrow account was established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. Generally, indemnification claims that Gigavation would be liable for are limited to the total amount of the escrow account, which shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to the seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Gigavation's shareholders may be liable for additional amounts in excess of the escrow amount. During the fiscal year ended March 31, 2020, $0.1 million was withdrawn from the escrow account to satisfy an indemnification claim. The remaining $0.7 million was paid to the seller in February 2021.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Company completed the purchase accounting related to the Eastwind acquisition as of June 30, 2019. Goodwill and intangible assets recorded as part of the acquisition are deductible for tax purposes. The Company determined Eastwind's results of operations are not material. As such, the pro forma information is not required.

Initial cash payment	$4,154
Estimated fair value of contingent purchase consideration	1,000
Estimated purchase price	$5,154

The following table reflects the estimated fair value of assets acquired and liabilities assumed (in thousands):

Property, plant and equipment	$17
Intangible assets	4,230
Accrued other liabilities	(96)
Goodwill	$1,003
Of the total consideration, $1.0 million was deposited into an escrow account. The escrow account was established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the seller as described in the acquisition agreement. Generally, indemnification claims that Eastwind would be liable for are limited to the total amount of the escrow account, which shall be the sole source for the satisfaction of any damages to the Company for such claims, but such limitation does not apply with respect to the seller's breach of certain fundamental representations or related to other specified indemnity items, for which certain of Eastwind's shareholders may be liable for additional amounts in excess of the escrow amount. The contingent purchase consideration of $1.0 million was paid to the seller in April 2020.
In connection with the Eastwind acquisition, certain former employees of Eastwind received cash retention payments totaling $0.3 million on the Eastwind Closing Date. Because these employees were not required to provide future services to the Company, the cash retention payments were accounted for as part of the purchase price. These former Eastwind employees will also receive cash retention payments subject to such employee's continued employment with the Company through the next regularly scheduled payroll dates following each of the first and second anniversaries of the Eastwind Closing Date. The cash retention payment liability related to these future cash retention payments were accounted for separately from the business combination as the cash retention payment is automatically forfeited upon termination of employment. The Company recorded the liability over the period it was earned as compensation expense for post-combination services.
The fair value of intangible asset was based on a valuation using a cost method approach. The underlying assumptions include estimates of cost to replace or reproduce the asset, less adjustments for physical deterioration and functional

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

HNT Tools Business Divestiture
On September 14, 2018 (the HNT Divestiture Date), the Company divested its handheld network test (HNT) tools business for cash proceeds of $1.3 million and potential future earnout payments of up to $4.0 million over two years that were contingent on the HNT tools business achieving certain milestones. The fair value of the contingent consideration in the amount of $2.3 million was recognized on the HNT Divestiture Date and was measured using unobservable (Level 3) inputs. The contingent consideration was presented as a non-cash investing activity on the consolidated statement of cash flows. The Company transferred $4.6 million of consideration along with net liabilities of the HNT tools business related to a working capital adjustment during the fiscal year ended March 31, 2019. The Company recorded a loss on the divestiture for the year ended March 31, 2019 totaling $9.5 million, which included $1.3 million of transaction costs and $0.5 million of incentive compensation payable to the HNT tools business employees negotiated as part of the sale. In connection with the divestiture, the Company had entered into a transitional services agreement with the buyer to provide certain services for a period of up to eighteen months. Income associated with the transitional services agreement for the fiscal years ended March 31, 2021 and 2020 was $0.2 million and $1.2 million, respectively, and is included within other expense, net in the Company's consolidated statement of operations.

NOTE 9 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has one reporting unit. Goodwill is tested for impairment at a reporting unit level at least annually, as of January 31, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. At March 31, 2021 and 2020, the carrying amount of goodwill was $1.7 billion.
During fiscal years 2021 and 2020, the Company's annual impairment tests indicated that goodwill was not impaired. In the fourth quarter of fiscal year 2021, the Company completed its annual goodwill impairment test at January 31, 2021, using the qualitative Step 0 assessment as the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
The change in the carrying amount of goodwill for the fiscal year ended March 31, 2021 is due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2021 and 2020 are as follows (in thousands):

Balance at March 31, 2019	$1,715,485
Goodwill attributed to the Eastwind acquisition	1,003
Goodwill attributed to the Gigavation acquisition	3,816
Foreign currency translation impact	5,376
Balance at March 31, 2020	$1,725,680
Foreign currency translation impact	(8,126)
Balance at March 31, 2021	$1,717,554
Intangible Assets
The net carrying amounts of intangible assets were $511.9 million and $582.2 million at March 31, 2021 and 2020, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives, except for the acquired trade name which resulted from the Network General acquisition, which has an indefinite life and thus is not amortized. The carrying value of the indefinite lived trade name is evaluated for potential impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
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
During fiscal year 2021 and 2020, the Company's annual impairment tests indicated that the acquired trade name was not impaired. In the fourth quarter of fiscal year 2021, the Company completed its annual impairment test of the indefinite lived intangible at January 31, 2021 using the qualitative Step 0 assessment as the Company concluded that it was more likely than not that the fair value of the indefinite-lived asset exceeded its carrying value.
During the fiscal year ended March 31, 2021, the Company acquired $4.5 million of technology licenses. These amounts are included within distributor relationships and are being amortizing using the economic benefit method over useful lives of between three and four years. The Company did not acquire any technology licenses during the fiscal year ended March 31, 2020.
Intangible assets include the indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at March 31, 2021 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$252,071	$(212,688)	$39,383
Customer relationships	775,898	(333,903)	441,995
Distributor relationships and technology licenses	11,469	(7,829)	3,640
Definite-lived trademark and trade name	39,434	(31,467)	7,967
Core technology	7,192	(7,192)	—
Net beneficial leases	336	(336)	—
Non-compete agreements	292	(292)	—
Capitalized software	3,317	(3,281)	36
Other	1,208	(963)	245
	$1,091,217	$(597,951)	$493,266

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
Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense during the fiscal years ended March 31, 2021, 2020, and 2019 (in thousands).

	Years Ended March 31,
	2021	2020	2019
Amortization of intangible assets included as:
Cost of product revenue	20,457	26,664	34,039
Operating expense	61,151	64,525	74,325
	$81,608	$91,189	$108,364
The following is the expected future amortization expense at March 31, 2021 for the fiscal years ended March 31 (in thousands):

2022	$71,540
2023	63,799
2024	55,547
2025	48,476
2026	44,386
Thereafter	209,518
Total	$493,266

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

flow exposures from costs that are denominated in currencies other than the U.S. Dollar. These hedges are designated as cash flow hedges at inception.
NetScout also periodically enters into forward contracts to manage exchange rate risk associated with certain third-party transactions and for which the Company does not elect hedge accounting treatment as there is no difference in the timing of gain or loss recognition on the hedge instrument and the hedged item.
All of the Company's derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes. These contracts will mature over the next twelve months and are expected to impact earnings on or before maturity.
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at March 31, 2021 and 2020 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Derivatives Designated as Hedging Instruments:
Forward contracts	$11,037	$1,722	$57	$—	$152	$49
Derivatives Not Designated as Hedging Instruments:
Forward contracts	6,373	—	—	—	39	—
			$57	$—	$191	$49
 Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations during the fiscal years ended March 31, 2021 and 2020 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)			Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	March 31,	March 31,		March 31,	March 31,
	2021	2020	Location	2021	2020
Forward contracts	$274	$(103)	Research and development	$(57)	$(19)
			Sales and marketing	(252)	47
	$274	$(103)		$(309)	$28

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations during the fiscal years ended March 31, 2021 and 2020 (in thousands):

		Gain Recognized in Income (a)
		March 31,	March 31,
	Location	2021	2020
Forward contracts	General and administrative	$115	$—
		$115	$—

(a) The amount represents the change in fair value of derivative contracts due to changes in spot rates.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 11 – RESTRUCTURING CHARGES
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
During the fiscal year ended March 31, 2019, the Company implemented a voluntary separation program (VSP) for employees who met certain requirements to reduce overall headcount. As a result of the related workforce reduction, the Company recorded restructuring charges totaling $17.2 million related to one-time termination benefits for employees who voluntarily terminated their employment with the Company during the period. Additional one-time termination benefit charges of $0.1 million were recorded in the fiscal year ended March 31, 2020. The one-time termination benefits were paid in full during the fiscal year ended March 31, 2020.
During the fiscal year ended March 31, 2020, the Company approved two restructuring plans. During the second quarter of the fiscal year ended March 31, 2020, the Company restructured certain departments to better align functions. As a result of the workforce reduction, the Company recorded a restructuring charge totaling $0.5 million during the fiscal year ended March 31, 2020. The one-time termination benefits were paid in full during the first quarter of the fiscal year ending March 31, 2021. During the fourth quarter of the fiscal year ended March 31, 2020, the Company restructured certain departments to better align functions. As a result of the workforce reduction, the Company recorded a restructuring charge totaling $2.1 million during the fiscal year ended March 31, 2020 and an additional $0.1 million during the fiscal year ended March 31, 2021. The one-time termination benefits were paid in full by the end of the second quarter of the fiscal year ending March 31, 2021.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	FY2018 Plan		VSP	Q2 FY20 Plan	Q4 FY20 Plan
	Employee-Related	Facilities Related	Employee-Related	Employee-Related	Employee-Related	Total
Balance at March 31, 2018	$3,696	$—	$—	$—	$—	$3,696
Restructuring charges to operations	1,017	643	17,248	—	—	18,908
Cash payments	(4,240)	(458)	(17,329)	—	—	(22,027)
Other adjustments	(473)	(185)	81	—	—	(577)
Balance at March 31, 2019	$—	$—	$—	$—	$—	$—
Restructuring charges to operations	—	—	123	465	2,069	2,657
Cash payments	—	—	(123)	(434)	(339)	(896)
Other adjustments	—	—	—	(28)	(13)	(41)
Balance at March 31, 2020	$—	$—	$—	$3	$1,717	$1,720
Restructuring charges to operations	—	—	—	—	62	62
Cash payments	—	—	—	(3)	(1,860)	(1,863)
Other adjustments	—	—	—	—	81	81
Balance at March 31, 2021	$—	$—	$—	$—	$—	$—

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the new credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of the Company's common stock under the Company's common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the fiscal year ended March 31, 2021, the Company repaid $100.0 million of borrowings under the Amended Credit Agreement. At March 31, 2021, $350 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2020, until the Company has delivered financial statements for the quarter ended March 31, 2021, the applicable margin will be 1.50% per annum for LIBOR loans and 0.50% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 0.75% per annum for Base Rate loans and 1.75% per annum for LIBOR loans if the Company's consolidated leverage ratio is less than or equal to 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00. As of March 31, 2021, the Company’s maximum allowed consolidated leverage ratio is 3.50 to 1.00.
On July 27, 2017, the U.K. Financial Conduct Authority (FCA) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the Intercontinental Exchange Benchmark Administration (IBA), the FCA-regulated and authorized administrator of LIBOR, announced, and the FCA confirmed, that one week and two-month USD LIBOR settings will cease on December 31, 2021, and that the USD LIBOR panel will cease on June 30, 2023. IBA notes that any publication of the Overnight and 1, 3, 6 and 12 Months USD LIBOR settings based on panel bank submissions beyond December 31, 2021 will need to comply with applicable regulations, including as to representativeness. Based on current information from panel banks, IBA anticipates there being a representative panel for the continuation of these USD LIBOR settings through to June 30, 2023.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2020 until the Company has delivered financial statements for the quarter ended March 31, 2021, the commitment fee will be 0.25% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At March 31, 2021, the Company was in compliance with all of these covenants.
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
The Company has capitalized debt issuance costs totaling $12.2 million at March 31, 2021, which are being amortized over the life of the revolving credit facility. The unamortized balance was $3.1 million as of March 31, 2021. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $1.4 million was included as other assets in the Company's consolidated balance sheet.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 13 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Fiscal Year Ended March 31,
	2021	2020	2019
Numerator:
Net income (loss)	$19,352	$(2,754)	$(73,324)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	73,103	75,162	78,617
Dilutive common equivalent shares:
Weighted average restricted stock units	719	—	—
Denominator for diluted net income (loss) per share - weighted average shares outstanding	73,822	75,162	78,617
Net income (loss) per share:
Basic net income (loss) per share	$0.26	$(0.04)	$(0.93)
Diluted net income (loss) per share	$0.26	$(0.04)	$(0.93)

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Restricted stock units	2,864	675	706
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

NOTE 14 – TREASURY STOCK
On October 24, 2017, the Company’s Board of Directors approved a share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock. This program became effective once the Company’s previously disclosed twenty million share repurchase program was completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of this share repurchase program.
On February 1, 2018, the Company entered into ASR agreements with two third-party financial institutions to repurchase an aggregate of $300 million of the Company's common stock via accelerated stock repurchase transactions under the Company’s twenty million share repurchase program and the twenty-five million share repurchase program. During the fiscal year ended March 31, 2018, the Company received an initial delivery of 7,387,862 shares for $210.0 million, of which 970,650 shares were deducted from the twenty million share repurchase program and 6,417,212 shares were deducted from the twenty-five million share repurchase program. During the fiscal year ended March 31, 2019, final settlement of the ASR agreements was completed and as a result, the Company received an additional 3,679,947 shares of its common stock for $96.8 million, which reduced the number of shares available to be purchased from the twenty-five million share repurchase program during the fiscal year ended March 31, 2019. In total, 11,067,809 shares of the Company's common stock were repurchased under the ASR at an average cost per share of $27.11.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The Company repurchased an additional 154,271 shares for $3.3 million, 7,116,159 shares for $175.0 million, and 543,251 shares for $14.5 million under the twenty-five million share repurchase program during the fiscal years ended March 31, 2021, 2020 and 2019, respectively. At March 31, 2021, 7,089,160 shares of common stock remained available to be purchased under the current repurchase program.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 506,917 shares for $13.3 million, 519,241 shares for $11.9 million and 451,683 shares for $11.9 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2021, 2020 and 2019, respectively. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under those programs.

NOTE 15 – STOCK PLANS
2011 Employee Stock Purchase Plan
On September 7, 2011, the Company's stockholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company's common stock have been reserved for issuance. On November 8, 2018, the Company increased the number of shares available under the ESPP by an additional 3,000,000 shares. The Company implemented the ESPP on March 1, 2012. Eligible employees may purchase shares of the Company's common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company's common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 if the contribution period is within any calendar year. However, if contribution periods overlap calendar years, an individual participant is eligible to utilize the unused portion of the $25,000 limit from the subsequent purchase in the current purchase up to $50,000. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through the last day of February of each year. During the fiscal year ended March 31, 2021, employees purchased 561,669 shares under the ESPP with a weighted average purchase price per share of $25.69. At March 31, 2021, 1,751,813 shares were available for future issuance under the ESPP.
2019 Equity Incentive Plan
On September 12, 2019, the Company's stockholders approved the 2019 Equity Incentive Plan (2019 Plan), which replaced the Company's Amended 2007 Plan. The 2019 Plan permits the granting of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, collectively referred to as "share-based awards." Periodically, the Company grants share-based awards to employees and officers of the Company and its subsidiaries. The Company accounts for these share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period. At September 12, 2019, there was a total of 6,794,651 shares reserved for issuance under the 2019 Plan, which consisted of 5,500,000 new shares plus 1,294,651 shares that remained available for grant under the Amended 2007 Plan as of September 12, 2019, the effective date of the 2019 Plan.
On September 10, 2020, the Company's stockholders approved an amendment to the 2019 Equity Incentive Plan (2019 Amended Plan). The amendment increased the number of shares reserved for issuance by 4,700,000 shares, established a one-year minimum vesting requirement for awards granted on or after September 10, 2020, and changed the factor used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Amended Plan. At September 10, 2020, there was a total of 7,667,262 shares reserved for issuance under the 2019 Amended Plan, which consisted of 4,700,000 new shares plus 2,967,262 shares that remained available for grant under the 2019 Plan as of September 10, 2020, the effective date of the 2019 Amended Plan.
The aggregate number of shares available for issuance under the 2019 Amended Plan will increase by 1.00 share for each share of common stock returned to the 2019 Amended Plan pursuant to a stock option or stock appreciation right and increase for each share: (i) subject to an award granted under the Amended 2007 Plan or 2019 Amended Plan that are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to an award under the Amended 2007 Plan or 2019 Amended Plan that are not issued because such award is settled in cash; (iii) any shares issued pursuant to an award granted under the Amended 2007 Plan or 2019 Amended Plan that are

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

forfeited back to or repurchased by the Company because of failure to vest; and (iv) any shares that are reacquired or withheld by the Company to satisfy tax withholding obligations in connection with common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the Amended 2007 Plan and 2019 Amended Plan by 2.76 for awards that are returned to the 2019 Amended Plan prior to September 10, 2020 and by 2.32 shares for awards that are returned to the 2019 Amended Plan on or after September 10, 2020. Furthermore, the share reserve under the 2019 Amended Plan is reduced by one share for each share of common stock issued pursuant to a stock option or stock appreciation right, 2.76 shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the 2019 Amended Plan on or after September 12, 2019 but prior to September 10, 2020 and 2.32 shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards after September 10, 2020. At March 31, 2021, an aggregate of 4,495,613 shares of unvested equity awards were outstanding under the 2019 Amended Plan.
The 2019 Amended Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee operates under guidelines established by the Board of Directors. The Compensation Committee has the authority to select the employees and consultants to whom awards are granted (except for directors and executive officers) and determine the terms of each award, including the number of shares of common stock subject to the award.
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
Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its independent directors, approximately 2% for awards granted to its senior executives, and approximately 5% granted to all remaining employees during the fiscal years ended March 31, 2021, 2020 and 2019.
The following is a summary of share-based compensation expense including restricted stock units and employee stock purchases made under the Company's employee stock purchase plan (ESPP) based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Cost of product revenue	$1,038	$1,069	$1,463
Cost of service revenue	5,823	5,774	5,959
Research and development	16,138	15,511	17,321
Sales and marketing	17,328	17,085	18,923
General and administrative	11,565	11,422	12,662
	$51,892	$50,861	$56,328

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Transactions under the Amended 2007, 2019 Plan and 2019 Amended Plan during the fiscal years ended March 31, 2021, 2020 and 2019 are summarized in the table below.

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2018	4,078,780	$31.77
Granted	2,178,339	30.10
Vested	(1,438,219)	32.49
Canceled	(608,245)	30.52
Outstanding – March 31, 2019	4,210,655	$30.84
Granted	2,062,110	26.32
Vested	(1,651,284)	31.03
Canceled	(347,008)	29.74
Outstanding – March 31, 2020	4,274,473	$28.68
Granted	2,038,681	27.42
Vested	(1,630,228)	28.63
Canceled	(187,313)	28.28
Outstanding – March 31, 2021	4,495,613	$28.14

At March 31, 2021, there were 7,868,290 shares of common stock available for grant under the 2019 Amended Plan.
The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the 2019 Amended Plan.
The aggregate intrinsic value of stock options exercised and the fair value of restricted stock units vested at March 31, 2021, 2020 and 2019 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Total fair value of restricted stock unit awards vested	$42,510	$37,783	$38,070
At March 31, 2021, the total unrecognized compensation cost related to restricted stock unit awards was $94.8 million, which is expected to be amortized over a weighted-average period of 1.3 years.

NOTE 16 – PENSION BENEFIT PLANS
401(k) Plan
The Company has a defined contribution program for certain employees that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 50% of the employee's contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $6.7 million, $6.7 million and $6.6 million to the plan for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The components of the change in benefit obligation of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2021	2020
Benefit obligation, at beginning of year	$32,805	$34,895
Service cost	333	341
Interest cost	667	603
Benefits paid and other	(400)	(359)
Actuarial loss (gain)	2,205	(1,644)
Foreign exchange rate impact	1,976	(1,031)
Benefit obligation, at end of year	$37,586	$32,805
The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2021	2020
Fair value of plan assets, at beginning of year	$—	$—
Employer direct benefit payments	400	359
Benefits paid and other	(400)	(359)
Fair value of plan assets, at end of year	$—	$—
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the fiscal years ended March 31, 2021, 2020, and 2019 (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Service cost	$333	$341	$304
Interest cost	667	603	704
Net periodic pension cost	$1,000	$944	$1,008

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	March 31,	March 31,	March 31,
	2021	2020	2019
Discount rate	1.60%	1.90%	1.80%
Rate of compensation increase	3.00%	3.00%	3.00%
As of March 31, 2021, unrecognized actuarial loss of $2.2 million ($1.5 million, net of tax) which have not yet been recognized in net periodic pension cost are included in accumulated other comprehensive income (loss). The unrecognized actuarial gains and losses are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs. None of this amount is expected to be recognized in net periodic pension costs during the fiscal year ending March 31, 2021. No plan assets are expected to be returned to the Company during the fiscal year ending March 31, 2021.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Expected Contributions
During the fiscal year ended March 31, 2021, the Company contributed $400 thousand to its defined benefit pension plan. The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plan in the periods indicated (in thousands):

2022	$485
2023	$553
2024	$605
2025	$716
2026	$932
2027 - 2031	$5,656

NOTE 17 – INCOME TAXES
Income (loss) before income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Domestic	$4,985	$(1,502)	$(107,088)
Foreign	17,319	3,426	14,176
	$22,304	$1,924	$(92,912)
The components of the income tax expense (benefit) are as follows (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Current income tax expense:
Federal	$14,701	$2,817	$3,902
State	2,426	1,850	(136)
Foreign	9,902	9,712	10,618
	27,029	14,379	14,384
Deferred income tax benefit:
Federal	(18,190)	(5,287)	(25,347)
State	(3,404)	(2,897)	(3,845)
Foreign	(2,483)	(1,517)	(4,780)
	(24,077)	(9,701)	(33,972)
	$2,952	$4,678	$(19,588)

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The income tax expense (benefit) computed using the federal statutory income tax rate differs from NetScout's effective tax rate primarily due to the following:

	Fiscal Year Ended March 31,
	2021	2020	2019
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	2.1	(47.8)	3.4
U.S. research and development tax credits	(23.7)	(245.9)	7.1
Effect of foreign operations	(5.3)	(66.9)	(0.1)
Meals and entertainment	0.7	43.7	(1.0)
Change in valuation allowance	24.0	250.0	2.2
Internal restructuring charges	—	196.5	—
Stock compensation	5.2	172.1	(2.6)
Divestiture	—	—	(1.0)
GILTI/FDII	(20.2)	(174.3)	2.9
BEAT	—	—	(7.0)
2017 Tax Act (transition tax and re-measurement of deferreds)	—	—	0.4
Foreign withholding	13.8	220.6	(3.1)
Provision to return	(2.3)	(152.8)	(1.0)
Other permanent differences	(2.1)	26.9	(0.1)
	13.2%	243.1%	21.1%

The components of net deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$8,480	$5,060
Deferred revenue	17,648	14,420
Reserves	2,898	3,216
Pension and other retiree benefits	6,160	5,078
Net operating loss carryforwards	11,526	12,443
Tax credit carryforwards	19,432	14,138
Share-based compensation	5,397	4,534
Operating lease liability	17,333	18,213
Other deferred tax assets	2,116	20
Total gross deferred tax assets	90,990	77,122
Valuation allowance	(11,406)	(5,641)
Net deferred tax assets	79,584	71,481
Deferred tax liabilities:
Intangible assets	(132,635)	(146,950)
Other deferred tax liabilities	(8,848)	(8,061)
Operating lease right-of-use asset	(14,474)	(15,152)
Depreciation	(7,818)	(9,492)
Total deferred tax liability	$(84,191)	$(108,174)

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets by considering all positive and negative evidence relating to future profitability. The Company weighs objective and verifiable evidence more heavily in this analysis. In situations where the Company concludes that it does not have sufficient objective and verifiable evidence to support the realizability of the asset it creates a valuation allowance against it. As a result, the Company established a valuation allowance of $5.6 million as of March 31, 2020 and $11.4 million as of March 31, 2021, representing an increase of $5.8 million. The increase in the valuation allowance as of March 31, 2021, as compared to March 31, 2020, is primarily due to deferred tax assets related to U.S. foreign tax credits that the Company believes are not more likely than not to be realized. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets as a tax benefit recorded in the period such determination is made.
At March 31, 2021, the Company had U.S. federal net operating loss carry forwards of approximately $11 million, state net operating loss carryforwards of approximately $44 million and tax credit carryforwards of approximately $15 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2026. The Company also had foreign net operating loss carryforwards of approximately $45 million at March 31, 2021 and foreign tax credit carryforwards of approximately $7 million. The majority of foreign net operating losses have no expiration dates. Utilization of the U.S. net operating losses and credits are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state tax provisions.
The Company files U.S. federal tax returns and files returns in various state, local and foreign jurisdictions. With respect to the U.S. federal and primary state jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2016, although carryforward attributes that were generated prior to 2016 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions during the year, and some of those inquiries may include an audit of the tax return previously filed. In the normal course of business, NetScout and its subsidiaries are examined by various taxing authorities, including the IRS in the United States.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2021, 2020 and 2019 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
Balance at April 1,	$1,151	$1,314	$2,215
Additions based on tax positions related to the current year	48	49	28
Release of tax positions of prior years	(286)	(212)	(194)
Decrease relating to settlements with taxing authorities	—	—	(735)
Balance at March 31,	$913	$1,151	$1,314
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
During fiscal year 2019, the Company completed its analysis and recording of all the tax effects related to the Tax Cuts and Jobs Act (TCJA), as required under SAB 118, and recorded a benefit of $87.0 million due to the re-measurement of its deferred taxes and a $2.0 million one-time transition tax.
The Company is subject to a territorial tax system under the TCJA, in which we are required to provide for tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The Company has established an accounting policy to provide for GILTI as a tax expense in the year incurred.
The Company continues to assert that certain historical book over tax outside basis differences primarily related to foreign unremitted earnings and cumulative translation adjustments are permanently reinvested. The determination of the amount of unrecognized deferred tax liability related to such outside basis differences is not practicable due to the uncertainty in the manner and timing in which such differences become taxable and is dependent upon various circumstances and factors, including availability of tax planning. The Company's intent is to only make distributions from its foreign subsidiaries in the future when they can be made at no or immaterial net tax cost.

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
The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company's contractual obligation to make lease payments over the lease term. ROU assets are recorded and recognized at commencement for the lease liability amount, plus initial direct costs incurred less lease incentives received. Lease liabilities are recorded at the present value of future lease payments over the lease term at commencement. The discount rate used is generally the Company's estimated incremental borrowing rate unless the lessor's implicit rate is readily determinable. Incremental borrowing rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value over a similar term. Lease expenses relating to operating leases are recognized on a straight-line basis over the lease term.
The Company has operating leases for administrative, research and development, sales and marketing and manufacturing facilities and equipment under various non-cancelable lease agreements. The Company's leases have remaining lease terms ranging from 1 year to 10 years. The Company's lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Most of the Company's lease agreements contain variable payments, primarily for common area maintenance (CAM), which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the fiscal years ended March 31, 2021 and 2020 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Lease cost under long-term operating leases	$13,092	$13,318
Lease cost under short-term operating leases	3,678	4,172
Variable lease cost under short-term and long-term operating leases	3,800	4,259
Total operating lease cost	$20,570	$21,749

The table below presents supplemental cash flow information related to leases during the fiscal years ended March 31, 2021 and 2020 (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,492	$11,127

At March 31, 2021 and 2020, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	March 31, 2021	March 31, 2020
Weighted average remaining lease term in years - operating leases	7.70	8.59

Weighted average discount rate - operating leases	4.1%	4.1%

Future minimum payments under non-cancellable leases at March 31, 2021 are as follows (in thousands):

Year Ending March 31,
2022	$14,085
2023	12,890
2024	10,299
2025	10,098
2026	9,087
Thereafter	29,286
Total lease payments	$85,745
Less imputed interest	(12,124)
Present value of lease liabilities	$73,621

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Acquisition- and Divestiture-Related
The Company's Level 3 liabilities at March 31, 2021 consisted of contingent purchase consideration related to the two acquisitions that occurred during the fiscal year 2020. The contingent purchase consideration related to the two acquisitions represent amounts deposited into escrow accounts, which were established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The contingent purchase consideration of $0.7 million and $1.0 million related to the Gigavation and Eastwind acquisitions, respectively were included as accrued other in the Company's consolidated balance sheet at March 31, 2020. The $0.7 million related to the Gigavation acquisition was paid to the seller in February 2021. The $1.0 million related to the Eastwind acquisition was paid to the seller in April 2020.
During fiscal year 2019, the Company paid $0.5 million and $5.0 million of contingent liabilities to the sellers of Efflux Systems, Inc. (Efflux) and Simena, LLC (Simena), respectively related to prior acquisitions.
Legal
From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties' claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, NetScout filed its Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. On March 15, 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. NetScout continues to avail itself of its legal options. NetScout has concluded that the risk of loss associated with the post-suit damages award is "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is now remote. Accounting rules require NetScout to provide an estimate for the range of potential liability. NetScout currently estimates that the range of liability is the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement is not reasonably estimable but is likely within the range of $0 to $2,800,000.
Unconditional Purchase Obligations
At March 31, 2021, the Company had unconditional purchase obligations of $55.3 million, which represent estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
NOTE 20 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and export controls. The Company reports revenues and income under one reportable segment.
Total revenue by geography is as follows (in thousands):

	Fiscal Year Ended March 31,
	2021	2020	2019
United States	$484,129	$545,620	$553,267
Europe	160,372	154,510	148,036
Asia	56,562	59,939	72,355
Rest of the world	130,219	131,751	136,260
	$831,282	$891,820	$909,918
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

NetScout Systems, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Fiscal Year	Additions Resulting in Charges to Operations	Charges to Other Accounts	Deductions Due to Write-Offs	Balance at End of Fiscal Year
Fiscal year ended March 31, 2019
Allowance for credit losses	$1,991	$826	$(464)	$(770)	$1,583
Deferred tax asset valuation allowance	$3,108	$905	$—	$(3,178)	$835
Fiscal year ended March 31, 2020
Allowance for credit losses	$1,583	$1,450	$(1,202)	$(481)	$1,350
Deferred tax asset valuation allowance	$835	$4,806	$—	$—	$5,641
Fiscal year ended March 31, 2021
Allowance for credit losses	$1,350	$48	$(733)	$(249)	$416
Deferred tax asset valuation allowance	$5,641	$5,765	$—	$—	$11,406

S-1