Form 10-Q
period 2021-06-30
NETSCOUT SYSTEMS INC
filed 2021-08-05
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 28, 2021 was 74,085,582.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2021	March 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$487,168	$467,176
Marketable securities	6,737	9,277
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $407 and $416 at June 30, 2021 and March 31, 2021, respectively	146,199	197,717
Inventories and deferred costs	20,841	22,813
Prepaid income taxes	11,534	1,906
Prepaid expenses and other current assets	23,777	23,583
Total current assets	696,256	722,472
Fixed assets, net	46,973	48,474
Operating lease right-of-use assets	58,899	61,512
Goodwill	1,716,092	1,717,554
Intangible assets, net	494,412	511,866
Deferred income taxes	8,201	8,096
Other assets	12,221	15,064
Total assets	$3,033,054	$3,085,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,961	$17,964
Accrued compensation	53,292	83,057
Accrued other	21,726	21,127
Income taxes payable	5,492	7,025
Deferred revenue and customer deposits	257,969	269,748
Current portion of operating lease liabilities	12,125	12,354
Total current liabilities	367,565	411,275
Other long-term liabilities	22,180	21,641
Deferred tax liability	89,591	92,287
Accrued long-term retirement benefits	40,255	39,479
Long-term deferred revenue and customer deposits	101,929	103,310
Operating lease liabilities, net of current portion	58,579	61,267
Long-term debt	350,000	350,000
Total liabilities	1,030,099	1,079,259
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2021 and March 31, 2021	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 124,694,737 and 124,197,974 shares issued and 74,084,245 and 73,751,615 shares outstanding at June 30, 2021 and March 31, 2021, respectively	124	124
Additional paid-in capital	2,968,631	2,955,400
Accumulated other comprehensive loss	(1,877)	(1,940)
Treasury stock at cost, 50,610,492 and 50,446,359 shares at June 30, 2021 and March 31, 2021, respectively	(1,327,273)	(1,322,496)
Retained earnings	363,350	374,691
Total stockholders' equity	2,002,955	2,005,779
Total liabilities and stockholders' equity	$3,033,054	$3,085,038
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2021	2020
Revenue:
Product	$81,950	$71,693
Service	108,322	112,122
Total revenue	190,272	183,815
Cost of revenue:
Product	23,165	21,152
Service	31,245	31,828
Total cost of revenue	54,410	52,980
Gross profit	135,862	130,835
Operating expenses:
Research and development	42,820	45,381
Sales and marketing	65,958	59,434
General and administrative	22,745	25,153
Amortization of acquired intangible assets	15,006	15,261
Restructuring charges	—	93
Total operating expenses	146,529	145,322
Loss from operations	(10,667)	(14,487)
Interest and other expense, net:
Interest income	63	265
Interest expense	(2,154)	(3,074)
Other expense, net	(329)	(1,971)
Total interest and other expense, net	(2,420)	(4,780)
Loss before income tax benefit	(13,087)	(19,267)
Income tax benefit	(1,746)	(1,847)
Net loss	$(11,341)	$(17,420)
Basic net loss per share	$(0.15)	$(0.24)
Diluted net loss per share	$(0.15)	$(0.24)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	73,859	72,303
Net loss per share - diluted	73,859	72,303
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2021	2020
Net loss	$(11,341)	$(17,420)
Other comprehensive income (loss):
Cumulative translation adjustments	19	953
Changes in market value of investments:
Changes in unrealized losses, net of tax benefit of ($1), and ($23), respectively	(5)	(74)
Total net change in market value of investments	(5)	(74)
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes of $40, and $3, respectively	129	8
Reclassification adjustment for net (losses) gains included in net loss, net of (benefit) taxes of ($25), and $10, respectively	(80)	32
Total net change in market value of derivatives	49	40
Other comprehensive income	63	919
Total comprehensive loss	$(11,278)	$(16,501)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2021	124,197,974	$124	$2,955,400	$(1,940)	50,446,359	$(1,322,496)	$374,691	$2,005,779
Net loss							(11,341)	(11,341)
Unrealized net investment losses				(5)				(5)
Unrealized net gains on derivative financial instruments				49				49
Cumulative translation adjustments				19				19
Issuance of common stock pursuant to vesting of restricted stock units	496,763	—						—
Stock-based compensation expense for restricted stock units granted to employees			13,231					13,231
Repurchase of treasury stock					164,133	(4,777)		(4,777)
Balance, June 30, 2021	124,694,737	$124	$2,968,631	$(1,877)	50,610,492	$(1,327,273)	$363,350	$2,002,955

	Three Months Ended June 30, 2020
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2020	122,006,077	$122	$2,891,553	$(3,160)	49,785,171	$(1,305,935)	$355,339	$1,937,919
Net loss							(17,420)	(17,420)
Unrealized net investment losses				(74)				(74)
Unrealized net gains on derivative financial instruments				40				40
Cumulative translation adjustments				953				953
Issuance of common stock pursuant to vesting of restricted stock units	347,427	—						—
Stock-based compensation expense for restricted stock units granted to employees			11,502					11,502
Repurchase of treasury stock					113,163	(3,103)		(3,103)
Balance, June 30, 2020	122,353,504	$122	$2,903,055	$(2,241)	49,898,334	$(1,309,038)	$337,919	$1,929,817

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,341)	$(17,420)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	24,237	26,009
Operating lease right-of-use assets	2,679	2,576
Loss on disposal of fixed assets	1	33
Share-based compensation expense	13,965	12,096
Deferred income taxes	(2,896)	(3,722)
Other losses	217	45
Changes in assets and liabilities
Accounts receivable and unbilled costs	51,773	75,152
Inventories	1,132	(5,544)
Prepaid expenses and other assets	(7,416)	(167)
Accounts payable	(1,084)	(2,423)
Accrued compensation and other expenses	(29,432)	(13,221)
Operating lease liabilities	(2,984)	(2,634)
Income taxes payable	(1,461)	(378)
Deferred revenue	(13,334)	(25,471)
Net cash provided by operating activities	24,056	44,931
Cash flows from investing activities:
Purchase of marketable securities	(5,696)	(5,743)
Proceeds from sales and maturity of marketable securities	8,230	33,026
Purchase of fixed assets	(2,578)	(2,605)
Purchase of intangible assets	—	(4,237)
Decrease in deposits	12	102
Net cash (used in) provided by investing activities	(32)	20,543
Cash flows from financing activities:
Payment of contingent consideration	—	(1,000)
Tax withholding on restricted stock units	(4,777)	(3,103)
Net cash used in financing activities	(4,777)	(4,103)
Effect of exchange rate changes on cash and cash equivalents	745	2,446
Net increase in cash and cash equivalents and restricted cash	19,992	63,817
Cash and cash equivalents and restricted cash, beginning of period	467,176	340,237
Cash and cash equivalents and restricted cash, end of period	$487,168	$404,054
Supplemental disclosures:
Cash paid for interest	$1,393	$2,298
Cash paid for income taxes	$12,730	$1,474
Non-cash transactions:
Transfers of inventory to fixed assets	$949	$491
Additions to property, plant and equipment included in accounts payable	$76	$309
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission on May 20, 2021.
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
Under Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company is taking precautionary actions to limit costs and spending across the organization. This includes limiting discretionary spending and hiring activities. In addition, based on covenant levels at June 30, 2021, the Company had, as of June 30, 2021, an incremental $345 million available under the revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes. As of June 30, 2021, the Company had deferred $8.9 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The balance of $4.5 million was included as accrued other and a balance of $4.4 million was included as other long-term liabilities in the Company's consolidated balance sheet at June 30, 2021.
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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The Company adopted the guidance as of April 1, 2021. The adoption did not have a material impact on the Company's consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company adopted the guidance as of April 1, 2021. The adoption did not have a material impact on the Company's consolidated financial statements.
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
During the three months ended June 30, 2021, the Company recognized revenue of $96.0 million related to the Company's deferred revenue balance reported at March 31, 2021.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at June 30, 2021.
At June 30, 2021, the Company had total deferred revenue of $359.9 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $258.0 million, or 72%, of this revenue during the next 12 months, and expects to recognize the remaining $101.9 million, or 28%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, and the related account receivable has not been collected. While the receivable represents an enforceable obligation, for balance sheet presentation purposes, the Company has not recognized the deferred revenue, or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred, except in the case of maintenance renewals. The aggregate amount of unrecognized accounts receivable and deferred revenue was $8.2 million and $7.1 million at June 30, 2021 and March 31, 2021, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the three months ended June 30, 2021.
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
At June 30, 2021, the consolidated balance sheet included $7.3 million in assets related to sales commissions to be expensed in future periods. A balance of $4.0 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included in other assets in the Company's consolidated balance sheet at June 30, 2021. At March 31, 2021, the consolidated balance sheet included $7.4 million in assets related to sales commissions to be expensed in future periods. A balance of $4.1 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included in other assets in the Company's consolidated balance sheet at March 31, 2021.
During the three months ended June 30, 2021 and 2020, the Company recognized $1.6 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2021	$416
Recoveries and other adjustments	2
Write off charged against the allowance for credit losses	(11)
Balance at June 30, 2021	$407

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At June 30, 2021, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance. At March 31, 2021, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partners accounted for more than 10% of the accounts receivable balance.
During the three months ended June 30, 2021 and 2020, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue.
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

NOTE 4 – SHARE-BASED COMPENSATION
On September 12, 2019, the Company's stockholders approved the 2019 Equity Incentive Plan (2019 Plan), which replaced the Company's 2007 Equity Incentive Plan, as amended (Amended 2007 Plan). The 2019 Plan permitted the granting of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, collectively referred to as "share-based awards." On September 10, 2020, the Company's stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan (the 2019 Amended Plan) to increase the number of shares authorized for issuance by 4,700,000, established a one-year minimum vesting requirement for awards granted on or after September 10, 2020, and changed the factor used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Amended Plan.
Periodically, the Company grants share-based awards to employees, officers, and directors of the Company and its subsidiaries. During the three months ended June 30, 2021, the Company granted performance-based restricted stock units to certain executive officers that vest based upon the Company's total shareholder return as compared to the Russell 2000 Index over a three-year period. The performance-based restricted stock units were valued using the Monte Carlo Simulation model. The Company accounts for all share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period.
The following is a summary of share-based compensation expense including restricted stock units and performance-based restricted stock units granted pursuant to the Company's Amended 2007 Plan, the 2019 Plan, and the 2019 Amended Plan and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan, as amended, (ESPP), based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended
	June 30,
	2021	2020
Cost of product revenue	$274	$245
Cost of service revenue	1,613	1,350
Research and development	4,091	3,781
Sales and marketing	4,814	3,992
General and administrative	3,173	2,728
	$13,965	$12,096
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2021. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year.
NOTE 5 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at June 30, 2021 and March 31, 2021.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2021	March, 31, 2021	June 30, 2020	March 31, 2020
Cash and cash equivalents	$487,168	$467,176	$403,306	$338,489
Restricted cash	—	—	748	1,748
Total cash, cash equivalents and restricted cash	$487,168	$467,176	$404,054	$340,237
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at June 30, 2021, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$1,039	$—	$1,039
Commercial paper	5,698	—	5,698
Total short-term marketable securities	6,737	—	6,737
Total long-term marketable securities	—	—	—
Total marketable securities	$6,737	$—	$6,737
The following is a summary of marketable securities held by NetScout at March 31, 2021, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$3,571	$7	$3,578
Commercial paper	5,699	—	5,699
Total short-term marketable securities	9,270	7	9,277
Total long-term marketable securities	—	—	—
Total marketable securities	$9,270	$7	$9,277
Contractual maturities of the Company's marketable securities held at June 30, 2021 and March 31, 2021 were as follows (in thousands):

	June 30, 2021	March 31, 2021
Available-for-sale securities:
Due in 1 year or less	$6,737	$9,277
Due after 1 year through 5 years	—	—
	$6,737	$9,277

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at June 30, 2021 and March 31, 2021 (in thousands):

	Fair Value Measurements at
	June 30, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$487,168	$—	$—	$487,168
U.S. government and municipal obligations	1,039	—	—	1,039
Commercial paper	—	5,698	—	5,698
Derivative financial instruments	—	18	—	18
	$488,207	$5,716	$—	$493,923
LIABILITIES:
Derivative financial instruments	$—	$(38)	$—	$(38)
	$—	$(38)	$—	$(38)

	Fair Value Measurements at
	March 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$467,176	$—	$—	$467,176
U.S. government and municipal obligations	2,539	1,039	—	3,578
Commercial paper	—	5,699	—	5,699
Derivative financial instruments	—	57	—	57
	$469,715	$6,795	$—	$476,510
LIABILITIES:
Derivative financial instruments	—	(191)	—	(191)
	$—	$(191)	$—	$(191)
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

NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2021	March 31, 2021
Raw materials	$15,363	$13,189
Work in process	148	16
Finished goods	4,019	6,168
Deferred costs	1,311	3,440
	$20,841	$22,813
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has one reporting unit. The Company assesses goodwill for impairment at the reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2021 using the qualitative Step 0 assessment as the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
At June 30, 2021 and March 31, 2021, the carrying amount of goodwill was $1.7 billion. The change in the carrying amount of goodwill for the three months ended June 30, 2021 was due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2021 as follows (in thousands):

Balance at March 31, 2021	$1,717,554
Foreign currency translation impact	(1,462)
Balance at June 30, 2021	$1,716,092
Intangible Assets
The net carrying amounts of intangible assets were $494.4 million and $511.9 million at June 30, 2021 and March 31, 2021, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives. During the first quarter of fiscal year 2022, in conjunction with the renewal process of the Company's acquired indefinite-lived trade name and the Company's focus on advancing new product lines, the Company reassessed the estimated economic life of the acquired indefinite-lived trade name. As a result, the Company began amortizing the acquired trade name over 8 years. Prior to reclassifying the acquired trade name to a finite-lived intangible asset, the Company tested the acquired trade name for impairment and determined the fair value of the asset exceeded the carrying value. This change in estimate does not materially impact the Company's income statement.

Intangible assets include the following amortizable intangible assets at June 30, 2021 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$252,544	$(216,447)	$36,097
Customer relationships	777,583	(347,777)	429,806
Distributor relationships and technology licenses	11,498	(8,149)	3,349
Definite-lived trademark and trade name (a)	58,107	(33,213)	24,894
Core technology	7,192	(7,192)	—
Net beneficial leases	336	(336)	—
Non-compete agreements	292	(292)	—
Capitalized software	3,317	(3,292)	25
Other	1,208	(967)	241
	$1,112,077	$(617,665)	$494,412
(a) The Company's $18.6 million acquired trade name changed from indefinite-lived during the first quarter of fiscal year 2022.
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
Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended
	June 30,
	2021	2020
Amortization of intangible assets included as:
Cost of product revenue	$3,662	$5,013
Operating expense	15,011	15,266
	$18,673	$20,279

The following is the expected future amortization expense at June 30, 2021 for the fiscal years ending March 31 (in thousands):

2022 (remaining nine months)	$55,893
2023	66,852
2024	58,592
2025	51,354
2026	46,991
Thereafter	214,730
$494,412
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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at June 30, 2021 and March 31, 2021 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021
Derivatives Designated as Hedging Instruments:
Forward contracts	$5,048	$11,037	18	$57	38	152
Derivatives Not Designated as Hedging Instruments:
Forward contracts	—	6,373	—	—	—	39
			$18	$57	$38	$191
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (loss) (OCI) and results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Gain Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	June 30, 2021	June 30, 2020	Location	June 30, 2021	June 30, 2020
Forward contracts	$169	$11	Research and development	$(8)	$8
			Sales and marketing	(97)	34
	$169	$11		$(105)	$42
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Loss Recognized in Income (a)
	Location	June 30, 2021	June 30, 2020
Forward contracts	General and administrative	$(248)	$—
		$(248)	$—
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

NOTE 10 – LONG-TERM DEBT
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
The Amended Credit Agreement provides for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of the Company's common stock under the Company's common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. At June 30, 2021, $350 million was outstanding under the Amended Credit Agreement.
At the Company's election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by the Company), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2021, until the Company has delivered financial statements for the quarter ended June 30, 2021, the applicable margin will be 1.25% per annum for LIBOR loans and 0.25% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's leverage ratio, ranging from 0.75% per annum for Base Rate loans and 1.75% per annum for LIBOR loans if the Company's consolidated leverage ratio is less than or equal to 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00. As of June 30, 2021, the Company’s maximum allowed consolidated leverage ratio is 3.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2021 until the Company has delivered financial statements for the quarter ended June 30, 2021, the commitment fee will be 0.20% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated leverage ratio, ranging from 0.30% per annum if the Company's consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At June 30, 2021, the Company was in compliance with all of these covenants.
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

The Company has capitalized debt issuance costs totaling $12.2 million at June 30, 2021, which are being amortized over the life of the revolving credit facility. The unamortized balance was $2.7 million as of June 30, 2021. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $1.0 million was included as other assets in the Company's consolidated balance sheet.
NOTE 11 - LEASES
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
The components of operating lease cost for the three months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	June 30,
	2021	2020
Lease cost under long-term operating leases	$3,275	$3,262
Lease cost under short-term operating leases	560	813
Variable lease cost under short-term and long-term operating leases	833	882
Total operating lease cost	$4,668	$4,957

The table below presents supplemental cash flow information related to leases during the three months ended June 30, 2021 and 2020 (in thousands):

	June 30, 2021	June 30, 2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,794

At June 30, 2021 and March 31, 2021, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	June 30, 2021	March 31, 2021
Weighted average remaining lease term in years - operating leases	7.55	7.70

Weighted average discount rate - operating leases	4.1%	4.1%

Future minimum payments under non-cancellable leases at June 30, 2021 are as follows (in thousands):

Year ending March 31:
2022 (remaining nine months)	$10,382
2023	12,926
2024	10,309
2025	10,106
2026	9,093
Thereafter	29,298
Total lease payments	$82,114
Less imputed interest	(11,410)
Present value of lease liabilities	$70,704
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Legal – From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties' claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, NetScout filed its Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. On March 15, 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. The case is currently on remand at the District Court. NetScout continues to avail itself of its legal options. NetScout has concluded that the risk of loss associated with the post-suit damages award is "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is now remote. Accounting rules require NetScout to provide an estimate for the range of potential liability. NetScout currently estimates that the range of liability is the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement is not reasonably estimable but is likely within the range of $0 to $2,800,000.

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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended
	June 30,
	2021	2020
Service cost	$45	$52
Interest cost	91	93
Net periodic pension cost	$136	$145

Expected Contributions
During the three months ended June 30, 2021, the Company made contributions of $0.1 million to its defined benefit pension plans. During the fiscal year ending March 31, 2022, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 14 – TREASURY STOCK
On October 24, 2017, the Company's Board of Directors approved a share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock. This program became effective when the Company's previously disclosed twenty million share repurchase program was completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of this share repurchase program.
Through June 30, 2021, the Company repurchased 17,910,840 shares for $471.9 million in the open market under the twenty-five million share repurchase program. At June 30, 2021, 7,089,160 shares of common stock remained available to be purchased under the current repurchase program. There were no share repurchases during the three months ended June 30, 2021 and 2020, respectively.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 164,133 shares and 113,163 shares at a cost of $4.8 million and $3.1 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2021 and 2020, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.

NOTE 15 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2021	2020
Numerator:
Net loss	$(11,341)	$(17,420)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	73,859	72,303
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	73,859	72,303
Net loss per share:
Basic net loss per share	$(0.15)	$(0.24)
Diluted net loss per share	$(0.15)	$(0.24)
The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2021	2020
Restricted stock units	1,353	1,152
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the three months ended June 30, 2021 and 2020, all outstanding restricted stock units and performance-based restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 16 – INCOME TAXES
Generally, the Company's effective tax rate differs from the statutory tax rate primarily due to foreign withholding taxes, valuation allowances and US taxation on foreign earnings, which are partially offset by research and development tax credits, foreign tax credits and the foreign derived intangible income deduction.
The Company's effective tax rates represented an income tax benefit of 13.3% and an income tax benefit of 9.6% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate for the three months ended June 30, 2021 differed from the effective tax rate for the three months ended June 30, 2020, primarily due to the impact of research and development tax credits, foreign tax credits and the foreign derived intangible income deduction relative to forecasted profits, partially offset by the discrete remeasurement of certain deferred taxes due to a change in enacted tax rate in the UK during the quarter ended June 30, 2021.

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2021	2020
United States	$102,893	$107,323
Europe	38,556	34,758
Asia	17,316	13,696
Rest of the world	31,507	28,038
	$190,272	$183,815
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
NOTE 18 – SUBSEQUENT EVENTS
On July 27, 2021, the Company amended and extended its Amended Credit Agreement (Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement provides for a five-year $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the credit facility for general corporate purposes or to repurchase shares of common stock under the Company's common stock repurchase plan. The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. In connection with the Second Amended and Restated Credit Agreement, the Company paid off all amounts outstanding under the existing credit agreement on July 27, 2021 by drawing down the same amount under the Second Amended and Restated Credit Agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this Quarterly Report (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.
Overview
We are an industry leader with over 35 years of experience in providing service assurance and cybersecurity solutions that are used by customers worldwide to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments, the rapidly expanding cybersecurity threat landscape, business intelligence and analytics advancements, and the 5G evolution in both the service provider and enterprise customer verticals.
Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs of materials used in our products, growth in employee-related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful acquisition integration efforts, and our ability to control costs and make improvements in a highly competitive industry.

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
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted and could continue to impact our customers, employees, supply chain, and distribution network. During fiscal year 2021, the COVID-19 pandemic and resulting challenging macro-economic environment caused elongated purchasing cycles that impacted our revenue. For fiscal year 2022, as people in the world get immunized and return to "normal", we expect that technology and project spending will resume and we will be focused on advancing our products, growing revenue, enhancing earnings per share, and generating solid free cash flow.
We believe our current cash reserves and access to capital through our revolving credit facility leaves us well-positioned to manage our business as the crisis continues and as a recovery eventually occurs. We expect net cash provided by operations combined with cash, cash equivalents and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to control costs and increase productivity throughout our company but will invest in areas that advance our business for the future, as necessary. In addition to our cash equivalents, based on covenant levels at June 30, 2021, we had, as of June 30, 2021, an incremental $345 million available to us under our revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We have elected to defer the employer-paid portion of social security taxes. As of June 30, 2021, we had deferred $8.9 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the pandemic, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which continue to evolve and cannot be fully predicted at this time. We will continue to proactively respond to the situation and may take further actions that could alter our business operations if required by governmental authorities, or that we determine are in the best interests of our stakeholders.
Results Overview
Total revenue for the three months ended June 30, 2021 as compared to total revenue for the three months ended June 30, 2020 increased due to an increase in revenue from the product portion of our service assurance offerings in both the service provider and enterprise verticals, as well as an increase in revenue from our DDoS offerings, partially offset by a decrease in revenue from the service portion of our service assurance offerings.
Our gross profit percentage remained flat at 71% during the three months ended June 30, 2021 as compared with the three months ended June 30, 2020.
Net loss for the three months ended June 30, 2021 was $11.3 million, as compared with a net loss for the three months ended June 30, 2020 of $17.4 million, a decrease of $6.1 million. The decrease in net loss was primarily due to a $6.5 million increase in revenue, a $4.2 million decrease in employee-related expenses associated with a reduction in headcount and a decrease in variable incentive compensation, a $2.8 million decrease in legal-related expenses, a $2.4 million decrease in other expense, and a $1.6 million decrease in amortization of intangible assets. These decreases were partially offset by a $3.1 million increase in commissions expense, a $2.0 million increase in direct material costs, a $1.5 million increase in contractor fees, a $1.2 million increase in obsolescence charges, a $1.0 million increase in travel expenses attributable to the lifting of COVID-19 related restrictions, an $0.8 million increase in advertising expense, and an $0.8 million increase in expenses related to user conferences.
At June 30, 2021, we had cash, cash equivalents and marketable securities (current and non-current) of $493.9 million. This represents an increase of $17.4 million from $476.5 million at March 31, 2021. This increase was primarily due to cash provided by operating activities of $24.1 million, partially offset by $4.8 million used for tax withholdings on restricted stock units and $2.6 million used for capital expenditures during the three months ended June 30, 2021.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, amortization, and (EBITDA) from operations. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP gross profit includes the aforementioned revenue adjustments and also removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations includes the aforementioned adjustments and also removes business development and integration expense, compensation for post-combination services, legal expenses related to a civil judgment, restructuring charges, and transitional service agreement expenses. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, net of related income tax effects. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
These non-GAAP measures are not in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP (revenue, gross profit, operating margin, net income and diluted net income per share), and may have limitations because they do not reflect all our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP.
Management believes these non-GAAP financial measures will enhance the reader's overall understanding of our current financial performance and our prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how we plan and measure our business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to peer companies and also enables investors to consider our operating results on both a GAAP and non-GAAP basis during and following the integration period of our acquisitions. Presenting the GAAP measures on their own may not be indicative of our core operating results. Furthermore, management believes that the presentation of non-GAAP measures when shown in conjunction with the corresponding GAAP measures provides useful information to management and investors regarding present and future business trends relating to our financial condition and results of operations.
The following table reconciles revenue, gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three months ended June 30, 2021 and 2020 (in thousands, except for per share amounts):

	Three Months Ended
	June 30,
	2021	2020
GAAP revenue	$190,272	$183,815
Service deferred revenue fair value adjustment	—	2
Non-GAAP revenue	$190,272	$183,817

GAAP gross profit	$135,862	$130,835
Service deferred revenue fair value adjustment	—	2
Share-based compensation expense	1,887	1,595
Amortization of acquired intangible assets	3,360	4,735
Acquisition related depreciation expense	5	6
Non-GAAP gross profit	$141,114	$137,173

GAAP loss from operations	$(10,667)	$(14,487)
Service deferred revenue fair value adjustment	—	2
Share-based compensation expense	13,965	12,096
Amortization of acquired intangible assets	18,366	19,996
Business development and integration expense	(5)	16
Compensation for post-combination services	2	64
Restructuring charges	—	93
Acquisition related depreciation expense	60	61
Transitional service agreement expense	58	—
Legal judgments expense	—	2,804
Non-GAAP income from operations	$21,779	$20,645
1

	Three Months Ended
	June 30,
	2021	2020
GAAP net loss	$(11,341)	$(17,420)
Service deferred revenue fair value adjustment	—	2
Share-based compensation expense	13,965	12,096
Amortization of acquired intangible assets	18,366	19,996
Business development and integration expense	(5)	16
Compensation for post-combination services	2	64
Restructuring charges	—	93
Acquisition-related depreciation expense	60	61
Legal judgments expense	—	2,804
Income tax adjustments	(6,089)	(5,496)
Non-GAAP net income	$14,958	$12,216

GAAP diluted net loss per share	$(0.15)	$(0.24)
Per share impact of non-GAAP adjustments identified above	0.35	0.41
Non-GAAP diluted net income per share	$0.20	$0.17

GAAP loss from operations	$(10,667)	$(14,487)
Previous adjustments to determine non-GAAP income from operations	32,446	35,132
Non-GAAP income from operations	21,779	20,645
Depreciation excluding acquisition related	5,811	5,952
Non-GAAP EBITDA from operations	$27,590	$26,597

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
Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (SEC) on May 20, 2021, for a description of all of our critical accounting policies.

Three Months Ended June 30, 2021 and 2020
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offering. During the three months ended June 30, 2021 and 2020, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$81,950	43%	$71,693	39%	$10,257	14%
Service	108,322	57	112,122	61	(3,800)	(3)%
Total revenue	$190,272	100%	$183,815	100%	$6,457	4%

Product. The 14%, or $10.3 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from network performance management offerings for enterprise and service provider customers, as well as an increase in revenue from distributed denial of service (DDoS) offerings.
Service. The 3%, or $3.8 million, decrease in service revenue compared to the same period last year was primarily driven by non-renewals associated with service provider consolidation, discontinued product lines, and the timing of renewal bookings.
Total revenue by geography was as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
United States	$102,893	54%	$107,323	58%	$(4,430)	(4)%
International:
Europe	38,556	20	34,758	19	3,798	11%
Asia	17,316	9	13,696	8	3,620	26%
Rest of the world	31,507	17	28,038	15	3,469	12%
Subtotal international	87,379	46	76,492	42	10,887	14%
Total revenue	$190,272	100%	$183,815	100%	$6,457	4%
United States revenue decreased 4%, or $4.4 million, primarily due to a decrease in revenue from network performance management offerings for enterprise and service provider customers, partially offset by an increase in revenue from DDoS offerings. The 14%, or $10.9 million, increase in international revenue compared with the same period last year was primarily driven by higher revenue from network performance management offerings.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$23,165	12%	$21,152	12%	$2,013	10%
Service	31,245	16	31,828	17	(583)	(2)%
Total cost of revenue	$54,410	28%	$52,980	29%	$1,430	3%
Gross profit:
Product $	$58,785	31%	$50,541	27%	$8,244	16%
Product gross profit %	72%		70%
Service $	$77,077	41%	$80,294	44%	$(3,217)	(4)%
Service gross profit %	71%		72%
Total gross profit $	$135,862		$130,835		$5,027	4%
Total gross profit %	71%		71%
Product. The 10%, or $2.0 million, increase in cost of product revenue for the three months ended June 30, 2021 compared to the same period last year was primarily due to a $2.0 million increase in direct material costs as a result of the increase in product revenue, and a $1.2 million increase in obsolescence charges. These increases were partially offset by a $1.3 million decrease in the amortization of intangible assets. The product gross profit percentage increased by two percentage points to 72% during the three months ended June 30, 2021 as compared with the three months ended June 30, 2020. The 16%, or $8.2 million, increase in product gross profit is attributable to the 14%, or $10.2 million, increase in product revenue, partially offset by the 10%, or $2.0 million, increase in cost of product revenue.
Service. The 2%, or $0.6 million, decrease in cost of service revenue for the three months ended June 30, 2021 compared to the same period last year was primarily due to a $2.1 million decrease in employee-related expenses associated with a decrease in variable incentive compensation as well as a decrease associated with the timing of certain projects. This decrease was partially offset by a $1.1 million increase in contractor fees. The service gross profit percentage decreased by one percentage point to 71% during the three months ended June 30, 2021 as compared with the three months ended June 30, 2020. The 4%, or $3.2 million decrease in service gross profit is attributable to the 3%, or $3.8 million, decrease in service revenue, partially offset by the 2%, or $0.6 million, decrease in cost of service revenue.
Gross profit. Our gross profit increased 4%, or $5.0 million, during the three months ended June 30, 2021 when compared with the three months ended June 30, 2020. This increase is attributable to the increase in revenue of 4%, or $6.5 million, partially offset by the 3%, or $1.4 million, increase in cost of revenue. The gross profit percentage remained flat at 71% for the three months ended June 30, 2021 as compared with the three months ended June 30, 2020.

Operating Expenses

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Research and development	$42,820	23%	$45,381	25%	$(2,561)	(6)%
Sales and marketing	65,958	35	59,434	32	6,524	11
General and administrative	22,745	12	25,153	14	(2,408)	(10)
Amortization of acquired intangible assets	15,006	8	15,261	8	(255)	(2)
Restructuring charges	—	—	93	—	(93)	(100)
Total operating expenses	$146,529	78%	$145,322	79%	$1,207	1%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 6%, or $2.6 million, decrease in research and development expenses for the three months ended June 30, 2021 compared to the same period last year was primarily due to a $2.7 million decrease in employee-related expenses associated with a reduction in headcount and a decrease in variable incentive compensation.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 11%, or $6.5 million, increase in total sales and marketing expenses for the three months ended June 30, 2021 compared to the same period last year was primarily due to a $3.1 million increase in commissions expense, a $1.0 million increase in travel expense primarily attributable to the lifting of COVID-19 related restrictions, an $0.8 million increase in employee-related expenses largely due to an increase in variable incentive compensation, an $0.8 million increase in expenses related to user conferences, and an $0.8 million increase in advertising and other marketing related expenses.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 10%, or $2.4 million, decrease in general and administrative expenses for the three months ended June 30, 2021 compared to the same period last year was primarily due to a $2.8 million decrease in legal-related expenses, offset by a $0.5 million increase in allowance for credit losses.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and trade names, and leasehold interests related to our acquisitions of Danaher Corporation's communications business (Comms Transaction), Simena, LLC, Network General Corporation, Avvasi Inc. and Efflux Systems, Inc.
The 2%, or $0.3 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction, offset by an increase in the amortization of the definite-lived trade name.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(2,420)	(1)%	$(4,780)	(3)%	$2,360	49%

The 49%, or $2.4 million, decrease in interest and other expense, net was primarily due to a $1.7 million decrease in foreign exchange expense, and a $0.9 million decrease in interest expense due to debt repayments on the credit facility, as well as a decrease in the average interest rate.
Income Taxes. Our effective tax rates represented an income tax benefit of 13.3% and an income tax benefit of 9.6% for the three months ended June 30, 2021 and 2020, respectively. The effective income tax rate for the three months ended June 30, 2021 differed from the effective income tax rate for the three months ended June 30, 2020, primarily due to the impact of research and development tax credits, foreign tax credits and the foreign derived intangible income deduction relative to forecasted profits partially offset by the discrete remeasurement of certain deferred taxes due to a change in enacted tax rate in the UK during the quarter ended June 30, 2021.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(1,746)	(1)%	$(1,847)	(1)%	$101	5%
Off-Balance Sheet Arrangements

At June 30, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Legal – From time to time, we are subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on our financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties' claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, we filed our Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. On March 15, 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. The case is currently on remand at the District court. NetScout continues to avail itself of its legal options. NetScout has concluded that the risk of loss associated with the post-suit damages award is "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is now remote. Accounting rules require us to provide an estimate for the range of potential liability. NetScout currently estimates that the range of liability is the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement is not reasonably estimable but is likely within the range of $0 to $2,800,000.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Cash and cash equivalents	$487,168	$467,176
Short-term marketable securities	6,737	9,277
Cash, cash equivalents and marketable securities	$493,905	$476,453
Cash, cash equivalents and marketable securities
At June 30, 2021, cash, cash equivalents and marketable securities (current and non-current) totaled $493.9 million, a $17.4 million increase from $476.5 million at March 31, 2021. This increase was primarily due to cash provided by operating activities of $24.1 million, partially offset by $4.8 million used for tax withholdings on restricted stock units, and $2.6 million used for capital expenditures during the three months ended June 30, 2021.
At June 30, 2021, cash and short-term and long-term investments in the United States were $321.6 million, while cash held outside the United States was approximately $172.3 million.
Cash and cash equivalents were impacted by the following:

	Three Months Ended
	June 30,
	(in thousands)
	2021	2020
Net cash provided by operating activities	$24,056	$44,931
Net cash (used in) provided by investing activities	$(32)	$20,543
Net cash used in financing activities	$(4,777)	$(4,103)
Net cash from operating activities
Cash provided by operating activities was $24.1 million during the three months ended June 30, 2021, compared with $44.9 million of cash provided by operating activities during the three months ended June 30, 2020. The $20.8 million decrease was due in part to a $23.4 million decrease from accounts receivable, a $16.2 million decrease from accrued compensation and other expenses, a $7.2 million decrease from prepaid expenses and other assets, a $1.8 million decrease from depreciation and amortization, and a $1.1 million decrease from income taxes payable. These decreases were partially offset by a $12.1 million increase from deferred revenue, a $6.7 million increase from inventories, a $6.1 million increase from net income, a $1.9 million increase from share-based compensation, and an $0.8 million increase from deferred income taxes during the three months ended June 30, 2021 as compared with the three months ended June 30, 2020.

Net cash from investing activities

	Three Months Ended
	June 30,
	(in thousands)
	2021	2020
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(5,696)	$(5,743)
Proceeds from sales and maturity of marketable securities	8,230	33,026
Purchase of fixed assets	(2,578)	(2,605)
Purchase of intangible assets	—	(4,237)
Decrease in deposits	12	102
	$(32)	$20,543
Cash used in investing activities was $32 thousand during the three months ended June 30, 2021, compared with $20.5 million of cash provided by investing activities during the three months ended June 30, 2020. The $20.5 million decrease in cash (used in) provided by investing activities was due in part to a $24.7 million decrease in cash inflow from marketable securities related to a $24.8 million decrease in proceeds from the sales and maturity of marketable securities during the three months ended June 30, 2021 when compared with the three months ended June 30, 2020. This decrease was partially offset by a $4.2 million cash outflow related to agreements to acquire technology licenses for $4.5 million during the three months ended June 30, 2020.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2022.
Net cash from financing activities

	Three Months Ended
	June 30,
	(in thousands)
	2021	2020
Cash used in financing activities included the following:
Payment of contingent consideration	$—	$(1,000)
Tax withholding on restricted stock units	(4,777)	(3,103)
	$(4,777)	$(4,103)
Cash used in financing activities increased by $0.7 million to $4.8 million during the three months ended June 30, 2021, compared with $4.1 million of cash used in financing activities during the three months ended June 30, 2020.
During the three months ended June 30, 2021, we paid $1.0 million of contingent purchase consideration related to the Eastwind acquisition in April 2020.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 164,133 and 113,163 shares at a cost of $4.8 million and $3.1 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2021 and 2020, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
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

The Amended Credit Agreement provides for a five-year $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the credit facility for general corporate purposes or to finance the repurchase of up to twenty-five million shares of our common stock under our common stock repurchase plan. The commitments under the Amended Credit Agreement will expire on January 16, 2023, and any outstanding loans will be due on that date. During the fiscal year ended March 31, 2021, we repaid $100.0 million of borrowings under the Amended Credit Agreement. At June 30, 2021, $350 million was outstanding under the Amended Credit Agreement.
At our election, revolving loans under the Amended Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) JPMorgan's prime rate, (2) 0.50% in excess of the New York Federal Reserve Bank (NYFRB) rate, or (3) an adjusted one month LIBOR rate plus 1%; or (b) such adjusted LIBOR rate (for the interest period selected by us), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended March 31, 2021, until we have delivered financial statements for the quarter ended June 30, 2021, the applicable margin will be 1.25% per annum for LIBOR loans and 0.25% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our leverage ratio, ranging from 0.75% per annum for Base Rate loans and 1.75% per annum for LIBOR loans if our consolidated leverage ratio is less than or equal to 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for LIBOR loans if our consolidated leverage ratio is equal to or less than 1.50 to 1.00. As of June 30, 2021, the Company’s maximum allowed consolidated leverage ratio is 3.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended March 31, 2021 until we have delivered financial statements for the quarter ended June 30, 2021, the commitment fee will be 0.20% per annum, and thereafter the commitment fee will vary depending on our consolidated leverage ratio, ranging from 0.30% per annum if our consolidated leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated leverage ratio is equal to or less than 1.50 to 1.00.
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
The Amended Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, we are required to maintain certain consolidated leverage and interest coverage ratios. These covenants and limitations are more fully described in the Amended Credit Agreement. At June 30, 2021, we were in compliance with all of these covenants.
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
We have capitalized debt issuance costs totaling $12.2 million at June 30, 2021, which are being amortized over the life of the revolving credit facility. The unamortized balance was $2.7 million as of June 30, 2021. The balance of $1.7 million was included as prepaid expenses and other current assets and a balance of $1.0 million was included as other assets in our consolidated balance sheet.
Expectations for Fiscal Year 2022
We are actively managing the business to generate cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our currently anticipated funding requirements.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At June 30, 2021, we owed $350 million on this loan with an interest rate of 1.35%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2021. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $0.5 million as of June 30, 2021.
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
At June 30, 2021, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $5.0 million. The valuation of outstanding foreign currency forward contracts at June 30, 2021 resulted in an asset balance of $18 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $38 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2021, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.0 million and foreign currency forward contracts not designated as hedging instruments with a notional amount of $6.4 million.. The valuation of outstanding foreign currency forward contracts (both designated and not designated as hedging instruments) at March 31, 2021 resulted in a liability balance of $191 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $57 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At June 30, 2021, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties’ claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awards pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, we filed our Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. On March 15, 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. The case is currently on remand at the District court. NetScout continues to avail itself of its legal options. NetScout has concluded that the risk of loss associated with the post-suit damages award is "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is now remote. Accounting rules require us to provide an estimate for the range of potential liability. NetScout currently estimates that the range of liability is the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement is not reasonably estimable but is likely within the range of $0 to $2,800,000.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2021. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
04/1/2021-4/30/2021	139	$27.81	—	7,089,160
5/1/2021-5/31/2021	9,864	26.68	—	7,089,160
6/1/2021-6/30/2021	154,130	29.26	—	7,089,160
Total	164,133	$29.10	—	7,089,160
(1)We purchased an aggregate of 164,133 shares during the three months ended June 30, 2021 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our previously disclosed twenty-five million share repurchase program).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 5, 2021	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 5, 2021	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)