Form 10-Q
period 2021-09-30
NETSCOUT SYSTEMS INC
filed 2021-11-04
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 27, 2021 was 73,874,712.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2021	March 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$468,470	$467,176
Marketable securities	7,347	9,277
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $398 and $416 at September 30, 2021 and March 31, 2021, respectively	162,888	197,717
Inventories and deferred costs	25,728	22,813
Prepaid income taxes	11,526	1,906
Prepaid expenses and other current assets	25,629	23,583
Total current assets	701,588	722,472
Fixed assets, net	45,008	48,474
Operating lease right-of-use assets	56,715	61,512
Goodwill	1,717,870	1,717,554
Intangible assets, net	474,448	511,866
Deferred income taxes	8,064	8,096
Other assets	12,705	15,064
Total assets	$3,016,398	$3,085,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,644	$17,964
Accrued compensation	57,783	83,057
Accrued other	31,802	21,127
Income taxes payable	4,840	7,025
Deferred revenue and customer deposits	246,726	269,748
Current portion of operating lease liabilities	11,992	12,354
Total current liabilities	370,787	411,275
Other long-term liabilities	12,315	21,641
Deferred tax liability	85,987	92,287
Accrued long-term retirement benefits	39,704	39,479
Long-term deferred revenue and customer deposits	102,457	103,310
Operating lease liabilities, net of current portion	56,144	61,267
Long-term debt	350,000	350,000
Total liabilities	1,017,394	1,079,259
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2021 and March 31, 2021	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 126,108,858 and 124,197,974 shares issued and 74,217,661 and 73,751,615 shares outstanding at September 30, 2021 and March 31, 2021, respectively	126	124
Additional paid-in capital	2,991,704	2,955,400
Accumulated other comprehensive loss	(1,931)	(1,940)
Treasury stock at cost, 51,891,197 and 50,446,359 shares at September 30, 2021 and March 31, 2021, respectively	(1,362,141)	(1,322,496)
Retained earnings	371,246	374,691
Total stockholders' equity	1,999,004	2,005,779
Total liabilities and stockholders' equity	$3,016,398	$3,085,038
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Product	$101,619	$91,979	$183,569	$163,672
Service	110,299	113,360	218,621	225,482
Total revenue	211,918	205,339	402,190	389,154
Cost of revenue:
Product	20,340	26,977	43,505	48,129
Service	31,304	31,923	62,549	63,751
Total cost of revenue	51,644	58,900	106,054	111,880
Gross profit	160,274	146,439	296,136	277,274
Operating expenses:
Research and development	44,483	46,455	87,303	91,836
Sales and marketing	65,185	60,300	131,143	119,734
General and administrative	23,471	20,573	46,216	45,726
Amortization of acquired intangible assets	14,970	15,363	29,976	30,624
Restructuring charges	—	(31)	—	62
Total operating expenses	148,109	142,660	294,638	287,982
Income (loss) from operations	12,165	3,779	1,498	(10,708)
Interest and other expense, net:
Interest income	45	171	109	437
Interest expense	(2,411)	(2,715)	(4,566)	(5,789)
Other income (expense), net	30	(850)	(299)	(2,822)
Total interest and other expense, net	(2,336)	(3,394)	(4,756)	(8,174)
Income (loss) before income tax expense	9,829	385	(3,258)	(18,882)
Income tax expense	1,933	4,071	187	2,224
Net income (loss)	$7,896	$(3,686)	$(3,445)	$(21,106)
Basic net income (loss) per share	$0.11	$(0.05)	$(0.05)	$(0.29)
Diluted net income (loss) per share	$0.11	$(0.05)	$(0.05)	$(0.29)
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	74,382	73,058	74,122	72,682
Net income (loss) per share - diluted	75,093	73,058	74,122	72,682
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$7,896	$(3,686)	$(3,445)	$(21,106)
Other comprehensive income (loss):
Cumulative translation adjustments	(52)	940	(33)	1,893
Changes in market value of investments:
Changes in unrealized losses, net of tax benefit of $0, ($10), ($2) and ($33), respectively	—	(33)	(5)	(107)
Total net change in market value of investments	—	(33)	(5)	(107)
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefit) taxes of ($9), $55, $30 and $59, respectively	(33)	181	97	188
Reclassification adjustment for net gains (losses) included in net income (loss), net of taxes (benefit) of $9,($32), ($15) and ($22), respectively	31	(105)	(50)	(72)
Total net change in market value of derivatives	(2)	76	47	116
Other comprehensive income (loss)	(54)	983	9	1,902
Total comprehensive income (loss)	$7,842	$(2,703)	$(3,436)	$(19,204)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, June 30, 2021	124,694,737	$124	$2,968,631	$(1,877)	50,610,492	$(1,327,273)	$363,350	$2,002,955
Net income							7,896	7,896
Unrealized net loss on derivative financial instruments				(2)				(2)
Cumulative translation adjustments				(52)				(52)
Issuance of common stock pursuant to vesting of restricted stock units	1,162,813	2						2
Stock-based compensation expense for restricted stock units granted to employees			16,183					16,183
Issuance of common stock under employee stock purchase plan	251,308		6,890					6,890
Repurchase of treasury stock					1,280,705	(34,868)		(34,868)
Balance, September 30, 2021	126,108,858	$126	$2,991,704	$(1,931)	51,891,197	$(1,362,141)	$371,246	$1,999,004

	Six Months Ended September 30, 2021
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2021	124,197,974	$124	$2,955,400	$(1,940)	50,446,359	$(1,322,496)	$374,691	$2,005,779
Net loss							(3,445)	(3,445)
Unrealized net investment losses				(5)				(5)
Unrealized net gains on derivative financial instruments				47				47
Cumulative translation adjustments				(33)				(33)
Issuance of common stock pursuant to vesting of restricted stock units	1,659,576	2						2
Stock-based compensation expense for restricted stock units granted to employees			29,414					29,414
Issuance of common stock under employee stock purchase plan	251,308		6,890					6,890
Repurchase of treasury stock					1,444,838	(39,645)		(39,645)
Balance, September 30, 2021	126,108,858	$126	$2,991,704	$(1,931)	51,891,197	$(1,362,141)	$371,246	$1,999,004

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

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,445)	$(21,106)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	48,246	53,152
Loss on extinguishment of debt	596	—
Operating lease right-of-use assets	4,904	5,190
Loss on disposal of fixed assets	2	37
Share-based compensation expense	30,700	27,832
Deferred income taxes	(6,270)	(6,624)
Other gains	(10)	—
Changes in assets and liabilities
Accounts receivable and unbilled costs	34,935	44,640
Inventories	(5,481)	(5,472)
Prepaid expenses and other assets	(7,082)	(4,330)
Accounts payable	(313)	(1,339)
Accrued compensation and other expenses	(17,753)	9,484
Operating lease liabilities	(5,591)	(5,168)
Income taxes payable	(2,225)	(171)
Deferred revenue	(23,874)	(39,479)
Net cash provided by operating activities	47,339	56,646
Cash flows from investing activities:
Purchase of marketable securities	(11,343)	(6,780)
Proceeds from sales and maturity of marketable securities	13,266	45,094
Purchase of fixed assets	(4,301)	(5,769)
Purchase of intangible assets	—	(4,537)
Decrease in deposits	26	106
Net cash (used in) provided by investing activities	(2,352)	28,114
Cash flows from financing activities:
Issuance of common stock under stock plans	2	1
Payment of contingent consideration	—	(1,000)
Treasury stock repurchases	(24,413)	—
Tax withholding on restricted stock units	(14,997)	(12,600)
Payment of debt issuance costs	(3,660)	—
Repayment of long-term debt	(350,000)	—
Proceeds from issuance of long-term debt	350,000	—
Net cash used in financing activities	(43,068)	(13,599)
Effect of exchange rate changes on cash and cash equivalents	(625)	5,069
Net increase in cash and cash equivalents and restricted cash	1,294	76,230
Cash and cash equivalents and restricted cash, beginning of period	467,176	340,237
Cash and cash equivalents and restricted cash, end of period	$468,470	$416,467
Supplemental disclosures:
Cash paid for interest	$2,540	$4,177
Cash paid for income taxes	$18,963	$5,377
Non-cash transactions:
Transfers of inventory to fixed assets	$2,657	$1,530
Additions to property, plant and equipment included in accounts payable	$243	$605
Issuance of common stock under employee stock plans	$6,890	$6,475
Unsettled share repurchases, included in accounts payable	$235	$—
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
COVID-19 Risks and Uncertainties
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. The future impacts of the pandemic and any resulting economic impact on the Company's operations are evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as its customers.
Under Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has and continues to take precautionary actions to limit costs and spending across the organization. This includes limiting discretionary spending and hiring activities. In addition, based on covenant levels at September 30, 2021, the Company had, as of September 30, 2021, an incremental $450 million available under the revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes. As of September 30, 2021, the Company had deferred $8.9 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. The balance of $4.5 million was included as accrued other and a balance of $4.4 million was included as other long-term liabilities in the Company's consolidated balance sheet at September 30, 2021.
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
During the six months ended September 30, 2021, the Company recognized revenue of $168.4 million related to the Company's deferred revenue balance reported at March 31, 2021.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at September 30, 2021.
At September 30, 2021, the Company had total deferred revenue of $349.2 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $246.7 million, or 71%, of this revenue during the next 12 months, and expects to recognize the remaining $102.5 million, or 29%, of this revenue thereafter.
There are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, and the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue, or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $8.9 million and $7.1 million at September 30, 2021 and March 31, 2021, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the six months ended September 30, 2021.
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
At September 30, 2021, the consolidated balance sheet included $7.3 million in assets related to sales commissions to be expensed in future periods. A balance of $4.1 million was included in prepaid expenses and other current assets, and a balance of $3.2 million was included in other assets in the Company's consolidated balance sheet at September 30, 2021. At March 31, 2021, the consolidated balance sheet included $7.4 million in assets related to sales commissions to be expensed in future periods. A balance of $4.1 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included in other assets in the Company's consolidated balance sheet at March 31, 2021.
During the three and six months ended September 30, 2021 and 2020, respectively, the Company recognized $1.5 million, $1.5 million, $3.1 million and $3.1 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2021	$416
Recoveries and other adjustments	(1)
Write off charged against the allowance for credit losses	(17)
Balance at September 30, 2021	$398

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At September 30, 2021, and at March 31, 2021, the Company had one direct customer, Verizon, which accounted for more than 10% of the accounts receivable balance, while no indirect channel partners accounted for more than 10% of the accounts receivable balance.
During the three months ended September 30, 2021, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of total revenue. During the six months ended September 30, 2021, no direct customers or channel partners accounted for more than 10% of total revenue. During the three and six months ended September 30, 2020, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue.
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
Periodically, the Company grants share-based awards to employees, officers, and directors of the Company and its subsidiaries. During the six months ended September 30, 2021, the Company granted performance-based restricted stock units to certain executive officers that vest based upon the Company's total shareholder return as compared to the Russell 2000 Index over a three-year period. The performance-based restricted stock units were valued using the Monte Carlo Simulation model. The Company accounts for all share-based awards in accordance with GAAP, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of product revenue	$321	$344	$595	$589
Cost of service revenue	1,907	1,810	3,520	3,160
Research and development	4,902	4,935	8,993	8,716
Sales and marketing	5,842	5,357	10,656	9,349
General and administrative	3,763	3,290	6,936	6,018
	$16,735	$15,736	$30,700	$27,832
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2021. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the six months ended September 30, 2021, employees purchased 251,308 shares under the ESPP and the value per share was $23.31.
NOTE 5 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at September 30, 2021 and March 31, 2021.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2021	March, 31, 2021	September 30, 2020	March 31, 2020
Cash and cash equivalents	$468,470	$467,176	$415,719	$338,489
Restricted cash	—	—	748	1,748
Total cash, cash equivalents and restricted cash	$468,470	$467,176	$416,467	$340,237
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.

Marketable Securities
The following is a summary of marketable securities held by NetScout at September 30, 2021, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
Commercial paper	$7,347	—	$7,347
Total short-term marketable securities	7,347	—	7,347
Total long-term marketable securities	—	—	—
Total marketable securities	$7,347	$—	$7,347
The following is a summary of marketable securities held by NetScout at March 31, 2021, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$3,571	$7	$3,578
Commercial paper	5,699	—	5,699
Total short-term marketable securities	9,270	7	9,277
Total long-term marketable securities	—	—	—
Total marketable securities	$9,270	$7	$9,277
Contractual maturities of the Company's marketable securities held at September 30, 2021 and March 31, 2021 were as follows (in thousands):

	September 30, 2021	March 31, 2021
Available-for-sale securities:
Due in 1 year or less	$7,347	$9,277
Due after 1 year through 5 years	—	—
	$7,347	$9,277
NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at September 30, 2021 and March 31, 2021 (in thousands):

	Fair Value Measurements at
	September 30, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$468,470	$—	$—	$468,470
Commercial paper	—	7,347	—	$7,347
Derivative financial instruments	—	9	—	9
	$468,470	$7,356	$—	$475,826
LIABILITIES:
Derivative financial instruments	$—	$(32)	$—	$(32)
	$—	$(32)	$—	$(32)

	Fair Value Measurements at
	March 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$467,176	$—	$—	$467,176
U.S. government and municipal obligations	2,539	1,039	—	3,578
Commercial paper	—	5,699	—	5,699
Derivative financial instruments	—	57	—	57
	$469,715	$6,795	$—	$476,510
LIABILITIES:
Derivative financial instruments	$—	$(191)	$—	$(191)
	$—	$(191)	$—	$(191)
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
NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2021	March 31, 2021
Raw materials	$13,426	$13,189
Work in process	763	16
Finished goods	6,139	6,168
Deferred costs	5,400	3,440
	$25,728	$22,813
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
At September 30, 2021 and March 31, 2021, the carrying amount of goodwill was $1.7 billion. The change in the carrying amount of goodwill for the six months ended September 30, 2021 was due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.

The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2021 as follows (in thousands):

Balance at March 31, 2021	$1,717,554
Foreign currency translation impact	316
Balance at September 30, 2021	$1,717,870
Intangible Assets
The net carrying amounts of intangible assets were $474.4 million and $511.9 million at September 30, 2021 and March 31, 2021, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives. During the first quarter of fiscal year 2022, in conjunction with the renewal process of the Company's acquired indefinite-lived trade name and the Company's focus on advancing new product lines, the Company reassessed the estimated economic life of the acquired indefinite-lived trade name. As a result, the Company began amortizing the acquired trade name over 8 years. Prior to reclassifying the acquired trade name to a finite-lived intangible asset, the Company tested the acquired trade name for impairment and determined the fair value of the asset exceeded the carrying value. This change in estimate does not materially impact the Company's income statement.
Intangible assets include the following amortizable intangible assets at September 30, 2021 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$251,995	$(219,320)	$32,675
Customer relationships	775,625	(360,357)	415,268
Distributor relationships and technology licenses	11,465	(8,405)	3,060
Definite-lived trademark and trade name (a)	58,021	(34,825)	23,196
Core technology	7,192	(7,192)	—
Net beneficial leases	336	(336)	—
Non-compete agreements	292	(292)	—
Capitalized software	3,317	(3,303)	14
Other	1,208	(973)	235
	$1,109,451	$(635,003)	$474,448
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

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and six months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization of intangible assets included as:
Cost of product revenue	$3,654	$5,320	$7,316	$10,333
Operating expense	14,975	15,368	29,986	30,634
	$18,629	$20,688	$37,302	$40,967
The following is the expected future amortization expense at September 30, 2021 for the fiscal years ending March 31 (in thousands):

2022 (remaining six months)	$37,158
2023	66,701
2024	58,455
2025	51,231
2026	46,878
Thereafter	214,025
$474,448
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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets at September 30, 2021 and March 31, 2021 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	September 30, 2021	March 31, 2021	September 30, 2021	March 31, 2021	September 30, 2021	March 31, 2021
Derivatives Designated as Hedging Instruments:
Forward contracts	$1,792	$11,037	$9	$57	$32	$152
Derivatives Not Designated as Hedging Instruments:
Forward contracts	—	6,373	—	—	—	39
			$9	$57	$32	$191
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (loss) (OCI) and results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2021	September 30, 2020	Location	September 30, 2021	September 30, 2020
Forward contracts	$(42)	$236	Research and development	$(6)	$(22)
			Sales and marketing	46	(115)
	$(42)	$236		$40	$(137)
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Gain Recognized in Income (a)
	Location	September 30, 2021	September 30, 2020
Forward contracts	General and administrative	$—	$46
		$—	$46
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

The following table provides the effect foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (loss) (OCI) and results of operations for the six months ended September 30, 2021 and 2020 (in thousands):

	Gain Recognized in OCI on Derivative (a)		Loss Reclassified from Accumulated OCI into Income (b)
	September 30, 2021	September 30, 2020	Location	September 30, 2021	September 30, 2020
Forward contracts	$127	$247	Research and development	$(14)	$(13)
			Sales and marketing	(51)	(81)
	$127	$247		$(65)	$(94)
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the six months ended September 30, 2021 and 2020 (in thousands):

	Gain Recognized in Income (a)
	Location	September 30, 2021	September 30, 2020
Forward contracts	General and administrative	$—	$46
		$—	$46
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
NOTE 10 – LONG-TERM DEBT
On January 16, 2018, the Company amended and expanded its existing credit agreement (Amended Credit Agreement), which provided for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The commitments under the Amended Credit Agreement were set to expire on January 16, 2023, and any outstanding loans were due on that date.
On July 27, 2021, the Company amended and extended the Amended Credit Agreement (Second Amended and Restated Credit Agreement) with a syndicate of lenders by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; JPMorgan, Wells Fargo Securities, LLC, BofA Securities Inc., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners; Santander Bank, N.A., U.S. Bank National Association, Fifth Third Bank National Association, Silicon Valley Bank and TD Bank, N.A., as co-documentation agents; and the lenders party thereto.
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of the Company's common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date.
In connection with the Second Amended and Restated Credit Agreement, the Company paid off the outstanding balance of $350 million under the Amended Credit Agreement on July 27, 2021 by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, the Company recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the three and six months ended September 30, 2021. At September 30, 2021, $350 million was outstanding under the Second Amended and Restated Credit Agreement.
At the Company's election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50%, or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by the Company, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin. For the initial period until the Company has delivered financial statements for the quarter ended September 30, 2021, the applicable margin will be 1.25% per annum for Term Benchmark Revolving loans and 0.25% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
The Company's consolidated gross leverage ratio is the ratio of its total funded debt compared to its consolidated EBITDA as defined in the Second Amended and Restated Credit Agreement (adjusted consolidated EBITDA). Adjusted consolidated EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the Second Amended and Restated Credit Agreement. The Company's secured net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA.
Commitment fees will accrue on the daily unused amount of the credit facility. For the initial period until the Company has delivered financial statements for the quarter ended September 30, 2021, the commitment fee will be 0.20% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
Letter of credit participation fees are payable to each lender providing the letter of credit sub-facility on the amount of such lender's letter of credit exposure, during the period from the closing date of the Second Amended and Restated Credit Agreement to, but excluding, the date which is the later of (i) the date on which such lender's commitment terminates or (ii) the date on which such lender ceases to have any letter of credit exposure, at the applicable rate that would be used to determine the interest rate applicable to Term Benchmark Revolving loans assuming such loans were outstanding during the period. Additionally, the Company will pay a fronting fee to each issuing bank in amounts to be agreed to between the Company and the applicable issuing bank.
Interest on Alternate Base Rate loans is payable at the end of each calendar quarter. Interest on Term Benchmark Revolving loans is payable at the end of each interest rate period or at the end of each three-month interval within an interest rate period if the period is longer than three months. The Company may also prepay loans under the Second Amended and Restated Credit Agreement at any time, without penalty, subject to certain notice requirements.
The loans and other obligations under the credit facility are (a) guaranteed by each of the Company’s wholly-owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by the Borrower and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Second Amended and Restated Credit Agreement generally prohibits any other liens on the assets of the Company and its restricted subsidiaries, subject to certain exceptions as described in the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Amended Credit Agreement that the Company maintain a minimum consolidated interest coverage ratio. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of September 30, 2021, the Company was in compliance with the specified total consolidated net leverage ratio range of 4.00 to 1.00.
The Second Amended and Restated Credit Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the Second Amended and Restated Credit Agreement and related documents including a failure to meet the maximum total consolidated net leverage ratio covenant, defaults under certain other indebtedness, certain insolvency events, certain events arising under ERISA, a change of control and certain other events. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Second Amended and Restated Credit Agreement and the other loan documents.
The Company had unamortized capitalized debt issuance costs, net of $5.5 million at September 30, 2021, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $4.4 million was included as other assets in the Company's consolidated balance sheet.
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
The Company has operating leases for administrative, research and development, sales and marketing and manufacturing facilities and equipment under various non-cancelable lease agreements. The Company's leases have remaining lease terms ranging from 1 year to 9 years. The Company's lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Most of the Company's lease agreements contain variable payments, primarily for common area maintenance (CAM), which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the three and six months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease cost under long-term operating leases	$3,197	$3,263	$6,472	$6,525
Lease cost under short-term operating leases	1,183	1,567	1,743	2,380
Variable lease cost under short-term and long-term operating leases	750	1,068	1,583	1,950
Total operating lease cost	$5,130	$5,898	$9,798	$10,855

The table below presents supplemental cash flow information related to leases during the six months ended September 30, 2021 and 2020 (in thousands):

	September 30, 2021	September 30, 2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$113	$1,794

At September 30, 2021 and March 31, 2021, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	September 30, 2021	March 31, 2021
Weighted average remaining lease term in years - operating leases	7.37	7.70

Weighted average discount rate - operating leases	4.1%	4.1%
Future minimum payments under non-cancellable leases at September 30, 2021 are as follows (in thousands):

Year ending March 31:
2022 (remaining six months)	$6,654
2023	13,190
2024	10,549
2025	10,096
2026	9,086
Thereafter	29,285
Total lease payments	$78,860
Less imputed interest	(10,724)
Present value of lease liabilities	$68,136
NOTE 12 – COMMITMENTS AND CONTINGENCIES
From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October

2017, a jury trial was held to address the parties' claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awarded pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, NetScout filed its Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. On March 15, 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. The case is currently on remand at the District Court for additional proceedings, including pending motions relating to whether enhanced damages should be awarded and the ongoing royalty rate. In addition, on September 8 and 9, 2021, in proceedings initiated by third parties that did not involve NetScout, the Patent Trial and Appeal Board (PTAB) invalidated all the patent claims that were also asserted against NetScout in this case. After the PTAB decisions were issued, NetScout moved to dismiss the case and enter judgment in its favor on the grounds that the PTAB decisions invalidating the asserted claims precluded Plaintiff from continuing to assert its patent infringement causes of action and from seeking damages from NetScout. Plaintiff has opposed the requested relief and is seeking review of the PTAB decisions. To date, there has been no decision from the United States Patent and Trademark Office Director regarding these decisions, and no appeal of them has been initiated with the Federal Circuit. In view of the current circumstances, NetScout has concluded that the risk of loss associated with the post-suit damages award remains "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is remote. Accounting rules require NetScout to provide an estimate for the range of potential liability. If the post-suit damages award survives the recent PTAB invalidation decisions, NetScout currently estimates that the range of liability would be the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement of any such surviving post-suit damages award is not reasonably estimable but is likely within the range of $0 to $2,800,000.
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$44	$52	$88	$104
Interest cost	88	93	180	186
Net periodic pension cost	$132	$145	$268	$290

Expected Contributions
During the six months ended September 30, 2021, the Company made contributions of $0.2 million to its defined benefit pension plans. During the fiscal year ending March 31, 2022, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
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
Through September 30, 2021, the Company repurchased 18,832,139 shares for $496.6 million in the open market under the twenty-five million share repurchase program. At September 30, 2021, 6,167,861 shares of common stock remained available to be purchased under the current repurchase program. The Company repurchased 921,299 shares for $24.6 million under the twenty-five million share repurchase program during the six months ended September 30, 2021. There were no share repurchases during the six months ended September 30, 2020.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 523,539 shares and 481,739 shares at a cost of $15.0 million and $12.6 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2021 and 2020, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
NOTE 15 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$7,896	$(3,686)	$(3,445)	$(21,106)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	74,382	73,058	74,122	72,682
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	711	—	—	—
Denominator for diluted net income (loss) per share - weighted average shares outstanding	75,093	73,058	74,122	72,682
Net income (loss) per share:
Basic net income (loss) per share	$0.11	$(0.05)	$(0.05)	$(0.29)
Diluted net income (loss) per share	$0.11	$(0.05)	$(0.05)	$(0.29)
The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Restricted stock units	1,845	536	990	839
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the three months ended September 30, 2020 and during the six months ended September 30, 2021 and 2020, all outstanding restricted stock units and performance-based restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 16 – INCOME TAXES
Generally, the Company's effective tax rate differs from the statutory tax rate primarily due to foreign withholding taxes, valuation allowances and US taxation on foreign earnings, which are partially offset by research and development tax credits, foreign tax credits and the foreign derived intangible income deduction.
The Company's effective tax rates were 19.7% and 1,057.4% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three months ended September 30, 2021 differed from the effective tax rate for the three months ended September 30, 2020, primarily due to the impact of research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, foreign withholding taxes, and U.S. taxation on foreign earnings relative to forecasted profits, partially offset by discrete non-deductible stock compensation and the remeasurement of certain deferred taxes due to a change in enacted tax rate in the UK.
The Company's effective tax rates were 5.7% and 11.8% for the six months ended September 30, 2021 and 2020, respectively. The effective tax rate for the six months ended September 30, 2021 differed from the effective tax rate for the six months ended September 30, 2020, primarily due to the impact of research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, foreign withholding taxes, and U.S. taxation on foreign earnings relative to forecasted profits, partially offset by discrete non-deductible stock compensation.
NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$133,662	$120,027	$236,555	$227,350
Europe	34,536	37,990	73,092	72,748
Asia	15,000	13,878	32,316	27,574
Rest of the world	28,720	33,444	60,227	61,482
	$211,918	$205,339	$402,190	$389,154
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
Overview
We are an industry leader with over 35 years of experience in providing service assurance and cybersecurity solutions that are used by customers worldwide to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments, the rapidly expanding cybersecurity threat landscape, business intelligence and analytics advancements, and the 5G evolution in both the service provider and enterprise customer verticals.
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
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted and could continue to impact our customers, employees, supply chain, and distribution network. During fiscal year 2021, the COVID-19 pandemic and resulting challenging macro-economic environment caused elongated purchasing cycles that impacted our revenue. However, the revenue impact was offset by a reduction in our operating expenses as a result of our cost control measures and COVID-19 related restrictions on travel and events. For fiscal year 2022, as people in the world get immunized and start to return to "normal", we expect that technology and project spending will resume and we will be focused on advancing our products, growing revenue, enhancing earnings per share, and generating free cash flow.
We believe our current cash reserves and access to capital through our revolving credit facility leaves us well-positioned to manage our business as the crisis continues and as a recovery eventually occurs. We expect net cash provided by operations combined with cash, cash equivalents and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to control costs and increase productivity throughout our company but will invest in areas that advance our business for the future, as necessary. In addition to our cash equivalents, based on covenant levels at September 30, 2021, we had, as of September 30, 2021, an incremental $450 million available to us under our revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We have elected to defer the employer-paid portion of social security taxes. As of September 30, 2021, we had deferred $8.9 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022.
Results Overview
Total revenue for the six months ended September 30, 2021 as compared to total revenue for the six months ended September 30, 2020 increased due to an increase in revenue from the product portion of our network performance management offerings in both the service provider and enterprise verticals, partially offset by a decrease in product revenue from our DDoS offerings, and the service portion of our network performance management offerings.
Our gross profit percentage increased by three percentage points to 74% during the six months ended September 30, 2021 as compared with the six months ended September 30, 2020.
Net loss for the six months ended September 30, 2021 was $3.4 million, as compared with a net loss for the six months ended September 30, 2020 of $21.1 million, a decrease of $17.7 million. The decrease in net loss was primarily due to a $13.0 million increase in revenue, a $6.4 million decrease in costs to deliver model calibration products, a $3.6 million decrease in amortization of intangible assets, a $2.5 million decrease in foreign exchange expense, a $2.0 million decrease in income tax expense, a $1.2 million decrease in interest expense, a $1.0 million decrease in depreciation expense, and a $0.7 million decrease in cost of materials used to support customers under service contracts. These decreases in net loss were partially offset by a $3.5 million increase in obsolescence charges, a $2.2 million increase in expenses related to trade shows, user conferences and other events, a $2.0 million increase in advertising expense, a $2.0 million increase in contractor fees, a $1.5 million increase in direct material costs, a $0.7 million increase in commissions expense, a $0.7 million increase in travel expenses attributable to the lifting of some COVID-19 related restrictions, and a $0.7 million increase in software maintenance.
At September 30, 2021, we had cash, cash equivalents and marketable securities (current and non-current) of $475.8 million. This represents a decrease of $0.7 million from $476.5 million at March 31, 2021. This decrease was primarily due to $24.4 million used in treasury stock repurchases, $15.0 million used for tax withholdings on restricted stock units, $4.3 million used for capital expenditures, and $3.7 million used for the payment of debt issuance costs, partially offset by $47.3 million in cash provided by operating activities during the six months ended September 30, 2021.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, amortization, and (EBITDA) from operations. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP gross profit includes the aforementioned revenue adjustments and also removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations includes the aforementioned adjustments and also removes business development and integration expense, compensation for post-combination services, legal expenses related to a civil judgment, restructuring charges, and transitional service agreement expenses. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, and also removes loss on extinguishment of debt, net of related income tax effects. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
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
The following table reconciles revenue, gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the six months ended September 30, 2021 and 2020 (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
GAAP revenue	$211,918	$205,339	$402,190	$389,154
Service deferred revenue fair value adjustment	—	1	—	3
Non-GAAP revenue	$211,918	$205,340	$402,190	$389,157

GAAP gross profit	$160,274	$146,439	$296,136	$277,274
Service deferred revenue fair value adjustment	—	1	—	3
Share-based compensation expense	2,228	2,154	4,115	3,749
Amortization of acquired intangible assets	3,352	4,765	6,712	9,500
Acquisition related depreciation expense	7	5	12	11
Non-GAAP gross profit	$165,861	$153,364	$306,975	$290,537

GAAP income (loss) from operations	$12,165	$3,779	$1,498	$(10,708)
Service deferred revenue fair value adjustment	—	1	—	3
Share-based compensation expense	16,735	15,736	30,700	27,832
Amortization of acquired intangible assets	18,322	20,128	36,688	40,124
Business development and integration expense	—	—	(5)	16
Compensation for post-combination services	—	63	2	127
Restructuring charges	—	(31)	—	62
Acquisition related depreciation expense	64	60	124	121
Transitional service agreement expense	59	101	117	101
Legal judgments expense	—	—	—	2,804
Non-GAAP income from operations	$47,345	$39,837	$69,124	$60,482

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
GAAP net income (loss)	$7,896	$(3,686)	$(3,445)	$(21,106)
Service deferred revenue fair value adjustment	—	1	—	3
Share-based compensation expense	16,735	15,736	30,700	27,832
Amortization of acquired intangible assets	18,322	20,128	36,688	40,124
Business development and integration expense	—	—	(5)	16
Compensation for post-combination services	—	63	2	127
Restructuring charges	—	(31)	—	62
Acquisition-related depreciation expense	64	60	124	121
Loss on extinguishment of debt	596	—	596	—
Legal judgments expense	—	—	—	2,804
Income tax adjustments	(8,315)	(4,027)	(14,404)	(9,523)
Non-GAAP net income	$35,298	$28,244	$50,256	$40,460

GAAP diluted net income (loss) per share	$0.11	$(0.05)	$(0.05)	$(0.29)
Per share impact of non-GAAP adjustments identified above	0.36	0.43	0.72	0.84
Non-GAAP diluted net income per share	$0.47	$0.38	$0.67	$0.55

GAAP income (loss) from operations	$12,165	$3,779	$1,498	$(10,708)
Previous adjustments to determine non-GAAP income from operations	35,180	36,058	67,626	71,190
Non-GAAP income from operations	47,345	39,837	69,124	60,482
Depreciation excluding acquisition related	5,623	6,955	11,434	12,907
Non-GAAP EBITDA from operations	$52,968	$46,792	$80,558	$73,389

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

Three Months Ended September 30, 2021 and 2020
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offering. During the three months ended September 30, 2021, one direct customer, Verizon, accounted for more than 10% of revenue, while no indirect channel partners accounted for more than 10% of our total revenue. During the three months ended September 30, 2020, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$101,619	48%	$91,979	45%	$9,640	10%
Service	110,299	52	113,360	55	(3,061)	(3)%
Total revenue	$211,918	100%	$205,339	100%	$6,579	3%

Product. The 10%, or $9.6 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from network performance management offerings for enterprise and service provider customers, partially offset by a decrease in revenue from distributed denial of service (DDoS) offerings.
Service. The 3%, or $3.1 million, decrease in service revenue compared to the same period last year was primarily driven by non-renewals associated with service provider consolidation, discontinued product lines, and the timing of renewal bookings.
Total revenue by geography was as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
United States	$133,662	63%	$120,027	58%	$13,635	11%
International:
Europe	34,536	16	37,990	19	(3,454)	(9)%
Asia	15,000	7	13,878	7	1,122	8%
Rest of the world	28,720	14	33,444	16	(4,724)	(14)%
Subtotal international	78,256	37	85,312	42	(7,056)	(8)%
Total revenue	$211,918	100%	$205,339	100%	$6,579	3%
United States revenue increased 11%, or $13.6 million, primarily due to an increase in revenue from network performance management offerings for enterprise and service provider customers, partially offset by a decrease in revenue from DDoS offerings. The 8%, or $7.1 million, decrease in international revenue compared with the same period last year was primarily driven by lower revenue from network performance management offerings for service provider customers.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$20,340	10%	$26,977	13%	$(6,637)	(25)%
Service	31,304	15	31,923	16	(619)	(2)%
Total cost of revenue	$51,644	25%	$58,900	29%	$(7,256)	(12)%
Gross profit:
Product $	$81,279	38%	$65,002	32%	$16,277	25%
Product gross profit %	80%		71%
Service $	$78,995	37%	$81,437	40%	$(2,442)	(3)%
Service gross profit %	72%		72%
Total gross profit $	$160,274		$146,439		$13,835	9%
Total gross profit %	76%		71%
Product. The 25%, or $6.6 million, decrease in cost of product revenue for the three months ended September 30, 2021 compared to the same period last year was primarily due to a $6.6 million decrease in costs to deliver model calibration products due to project timing, a $1.7 million decrease in the amortization of intangible assets, and a $0.5 million decrease in direct material costs as a result of product mix. These decreases were partially offset by a $2.2 million increase in obsolescence charges. The product gross profit percentage increased by nine percentage points to 80% during the three months ended September 30, 2021 as compared with the three months ended September 30, 2020. The 25%, or $16.3 million, increase in product gross profit is attributable to the 10%, or $9.6 million, increase in product revenue, and the 25%, or $6.6 million, decrease in cost of product revenue.
Service. The 2%, or $0.6 million, decrease in cost of service revenue for the three months ended September 30, 2021 compared to the same period last year was primarily due to a $1.2 million decrease in cost of materials used to support customers under service contracts, and a $0.7 million decrease in employee-related expenses associated with a decrease in variable incentive compensation as well as a decrease associated with the timing of certain projects. These decreases were partially offset by a $1.0 million increase in contractor fees. The service gross profit percentage remained flat at 72% during the three months ended September 30, 2021 as compared with the three months ended September 30, 2020. The 3%, or $2.4 million decrease in service gross profit is attributable to the 3%, or $3.1 million, decrease in service revenue, partially offset by the 2%, or $0.6 million, decrease in cost of service revenue.
Gross profit. Our gross profit increased 9%, or $13.8 million, during the three months ended September 30, 2021 when compared with the three months ended September 30, 2020. This increase is attributable to the increase in revenue of 3%, or $6.6 million, and the 12%, or $7.3 million, decrease in cost of revenue. The gross profit percentage increased by five percentage points to 76% for the three months ended September 30, 2021 as compared with the three months ended September 30, 2020.

Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Research and development	$44,483	21%	$46,455	23%	$(1,972)	(4)%
Sales and marketing	65,185	31	60,300	29	4,885	8%
General and administrative	23,471	11	20,573	10	2,898	14%
Amortization of acquired intangible assets	14,970	7	15,363	7	(393)	(3)%
Restructuring charges	—	—	(31)	—	31	100%
Total operating expenses	$148,109	70%	$142,660	69%	$5,449	4%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 4%, or $2.0 million, decrease in research and development expenses for the three months ended September 30, 2021 compared to the same period last year was primarily due to a $1.1 million decrease in employee-related expenses associated with a reduction in headcount.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 8%, or $4.9 million, increase in total sales and marketing expenses for the three months ended September 30, 2021 compared to the same period last year was primarily due to a $2.7 million increase in commissions expense, and a $1.1 million increase in advertising and other marketing related expenses.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 14%, or $2.9 million, increase in general and administrative expenses for the three months ended September 30, 2021 compared to the same period last year was primarily due to a $2.4 million increase in legal-related expenses and penalties, and a $0.7 million increase in employee related expenses associated with an increase in variable incentive compensation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and trade names, and leasehold interests related to our acquisitions of Danaher Corporation's communications business (Comms Transaction), Simena, LLC, Network General Corporation, Avvasi Inc. and Efflux Systems, Inc.
The 3%, or $0.4 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction, offset by an increase in the amortization of the definite-lived trade name.
Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(2,336)	(1)%	$(3,394)	(2)%	$1,058	31%
The 31%, or $1.1 million, decrease in interest and other expense, net was primarily due to an $0.8 million decrease in foreign exchange expense, and a $0.3 million decrease in interest expense due to debt repayments on the credit facility as well as a decrease in the average interest rate, partially offset by loss on the extinguishment of debt.

Income Taxes. Our effective tax rates were 19.7% and 1,057.4% for the three months ended September 30, 2021 and 2020, respectively. The effective income tax rate for the three months ended September 30, 2021 differed from the effective income tax rate for the three months ended September 30, 2020, primarily due to the impact of research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, foreign withholding taxes, and U.S. taxation on foreign earnings relative to forecasted profits, partially offset by discrete non-deductible stock compensation and the remeasurement of certain deferred taxes due to a change in enacted tax rate in the UK.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Income tax expense	$1,933	1%	$4,071	2%	$(2,138)	(53)%
Six Months Ended September 30, 2021 and 2020
Revenue
During the six months ended September 30, 2021, and 2020, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$183,569	46%	$163,672	42%	$19,897	12%
Service	218,621	54%	225,482	58%	(6,861)	(3)%
Total revenue	$402,190	100%	$389,154	100%	$13,036	3%
Product. The 12%, or $19.9 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from network performance management offerings for enterprise and service provider customers, partially offset by a decrease in revenue from distributed denial of service (DDoS) offerings.
Service. The 3%, or $6.9 million, decrease in service revenue compared with the same period last year was primarily driven by non-renewals associated with service provider consolidation, discontinued product lines, and the timing of renewal bookings.
Total revenue by geography was as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
United States	$236,555	59%	$227,350	58%	$9,205	4%
International:
Europe	73,092	18	72,748	19	344	—%
Asia	32,316	8	27,574	7	4,742	17%
Rest of the world	60,227	15	61,482	16	(1,255)	(2)%
Subtotal international	165,635	41	161,804	42	3,831	2%
Total revenue	$402,190	100%	$389,154	100%	$13,036	3%

United States revenue increased 4%, or $9.2 million, primarily due to an increase in revenue from network performance management offerings for enterprise and service provider customers, partially offset by a decrease in revenue from DDoS offerings. The 2%, or $3.8 million increase in international revenue compared with the same period last year was primarily driven by higher revenue from network performance management offerings for service provider and enterprise customers in Asia.
Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$43,505	11%	$48,129	12%	$(4,624)	(10)%
Service	62,549	16	63,751	16	(1,202)	(2)%
Total cost of revenue	$106,054	27%	$111,880	28%	$(5,826)	(5)%
Gross profit:
Product $	$140,064	35%	$115,543	30%	$24,521	21%
Product gross profit %	76%		71%
Service $	$156,072	39%	$161,731	42%	$(5,659)	(3)%
Service gross profit %	71%		72%
Total gross profit $	$296,136		$277,274		$18,862	7%
Total gross profit %	74%		71%
Product. The 10%, or $4.6 million, decrease in cost of product revenue for the six months ended September 30, 2021 compared to the same period last year was primarily due to a $6.4 million decrease in costs to deliver model calibration products due to project timing, and a $3.0 million decrease in the amortization of intangible assets. These decreases were partially offset by a $3.5 million increase in obsolescence charges, and a $1.5 million increase in direct material costs due to an increase in product revenue. The product gross profit percentage increased by five percentage points to 76% during the six months ended September 30, 2021 when compared to the six months ended September 30, 2020. The 21%, or $24.5 million, increase in product gross profit is attributable to the 12%, or $19.9 million, increase in product revenue, and the 10%, or $4.6 million, decrease in cost of product revenue.
Service. The 2%, or $1.2 million, decrease in cost of service revenue six months ended September 30, 2021 compared to the same period last year was primarily due to a $2.8 million decrease in employee-related expenses associated with a decrease in variable incentive compensation as well as a decrease associated with the timing of certain projects, and a $0.7 million decrease in cost of materials used to support customers under service contracts. These decreases were partially offset by a $2.2 million increase in contractor fees. The service gross profit percentage decreased one percentage point to 71% for the six months ended September 30, 2021 when compared to the six months ended September 30, 2020. The 3%, or $5.7 million, decrease in service gross profit is attributable to the 3%, or $6.9 million decrease in service revenue, offset by the 2%, or $1.2 million, decrease in cost of service revenue.
Gross profit. Our gross profit for the six months ended September 30, 2021 increased 7%, or $18.9 million, compared to the same period last year. This increase is primarily attributable to the increase in revenue of 3%, or $13.0 million and the decrease in cost of revenue of 5%, or $5.8 million. The gross profit percentage increased three percentage points to 74% for the six months ended September 30, 2021 when compared to the six months ended September 30, 2020.

Operating Expenses

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Research and development	$87,303	22%	$91,836	24%	$(4,533)	(5)%
Sales and marketing	131,143	33	119,734	31	11,409	10%
General and administrative	46,216	11	45,726	12	490	1%
Amortization of acquired intangible assets	29,976	7	30,624	8	(648)	(2)%
Restructuring charges	—	—	62	—	(62)	(100)%
Total operating expenses	$294,638	73%	$287,982	75%	$6,656	2%
Research and development. The 5%, or $4.5 million, decrease in research and development expenses for the six months ended September 30, 2021 compared to the same period last year was primarily due to a $3.9 million decrease in employee-related expenses associated with a reduction in headcount and a decrease in variable incentive compensation and a $0.5 million decrease in depreciation expense.
Sales and marketing. The 10%, or $11.4 million, increase in total sales and marketing expenses for the six months ended September 30, 2021 compared to the same period last year was primarily due to a $5.8 million increase in employee-related expenses largely due to an increase in variable incentive compensation, a $2.2 million increase in expenses related to trade shows, user conferences and other events, a $2.0 million increase in advertising and other marketing related expenses, a $0.7 million increase in commissions expense, and a $0.7 million increase in travel expense primarily attributable to the lifting of COVID-19 related restrictions.
General and administrative. The 1%, or $0.5 million, increase in general and administrative expenses for the six months ended September 30, 2021 compared to the same period last year was primarily due to a $0.3 million increase in employee-related expenses largely due to an increase in variable incentive compensation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the Comms Transaction and the acquisitions of ONPATH, Simena, Psytechnics, Network General, Avvasi and Efflux.
The 2%, or $0.6 million, decrease in amortization of acquired intangible assets for the six months ended September 30, 2021 compared to the same period last year was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction, offset by an increase in the amortization of the definite-lived trade name.
Interest and Other Expense, Net

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(4,756)	(1)%	$(8,174)	(2)%	$3,418	42%
The 42%, or $3.4 million, decrease in interest and other expense, net was primarily due to a $2.5 million decrease in foreign exchange expense, and a $1.2 million decrease in interest expense due to debt repayments on the credit facility as well as a decrease in the average interest rate, partially offset by a loss on the extinguishment of debt. These decreases to interest and other expense, net were partially offset by a $0.3 million decrease in interest income.
Income Taxes. Our effective income tax rates were 5.7% and 11.8% for the six months ended September 30, 2021 and 2020, respectively. The effective income tax rate for the six months ended September 30, 2021 differed from the effective rate for the six months ended September 30, 2020, primarily due to the impact of research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, foreign withholding taxes, and U.S. taxation on foreign earnings relative to forecasted profits partially offset by discrete non-deductible stock compensation.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Income tax expense	$187	—%	$2,224	1%	$(2,037)	(92)%

Off-Balance Sheet Arrangements

At September 30, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
For information regarding our legal proceedings, see Note 12 contained in the "Notes to Consolidated Financial Statements" included in Part I of this Quarterly Report on Form 10-Q.
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels. Our combined product backlog at September 30, 2021 increased by $55.9 million since March 31, 2021 to $83.8 million. A majority of the backlog relates to customization and integration projects and radio frequency propagation modeling. In some cases, we have begun these projects but have not yet hit billable milestones. A majority of revenue for these projects is expected to be recognized into revenue throughout fiscal year 2022.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Cash and cash equivalents	$468,470	$467,176
Short-term marketable securities	7,347	9,277
Cash, cash equivalents and marketable securities	$475,817	$476,453
Cash, cash equivalents and marketable securities
At September 30, 2021, cash, cash equivalents and marketable securities (current and non-current) totaled $475.8 million, a $0.7 million decrease from $476.5 million at March 31, 2021. This decrease was primarily due to $24.4 million used in treasury stock repurchases, $15.0 million used for tax withholdings on restricted stock units, $4.3 million used for capital expenditures, and $3.7 million used for the payment of debt issuance costs, partially offset by $47.3 million in cash provided by operating activities during the six months ended September 30, 2021.

At September 30, 2021, cash and short-term and long-term investments in the United States were $304.0 million, while cash held outside the United States was approximately $171.8 million.
Cash and cash equivalents were impacted by the following:

	Six Months Ended
	September 30,
	(in thousands)
	2021	2020
Net cash provided by operating activities	$47,339	$56,646
Net cash (used in) provided by investing activities	$(2,352)	$28,114
Net cash used in financing activities	$(43,068)	$(13,599)
Net cash from operating activities
Cash provided by operating activities was $47.3 million during the six months ended September 30, 2021, compared with $56.6 million of cash provided by operating activities during the six months ended September 30, 2020. The $9.3 million decrease was due in part to a $27.2 million decrease from accrued compensation and other expenses, a $9.7 million decrease from accounts receivable, a $4.9 million decrease from depreciation and amortization, a $2.8 million decrease from prepaid expenses and other assets, a $2.1 million decrease from income taxes payable, a $0.4 million decrease from operating lease liabilities, and a $0.3 million decrease from operating lease right-of-use assets. These decreases were partially offset by a $17.7 million increase from a change in net loss, a $15.6 million increase from deferred revenue, a $2.9 million increase from share-based compensation, a $1.0 million increase from accounts payable, a $0.6 million increase from the loss on extinguishment of debt, and a $0.4 million increase from deferred income taxes during the six months ended September 30, 2021 as compared with the six months ended September 30, 2020.
Net cash from investing activities

	Six Months Ended
	September 30,
	(in thousands)
	2021	2020
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(11,343)	$(6,780)
Proceeds from sales and maturity of marketable securities	13,266	45,094
Purchase of fixed assets	(4,301)	(5,769)
Purchase of intangible assets	—	(4,537)
Decrease in deposits	26	106
	$(2,352)	$28,114
Cash used in investing activities was $2.4 million during the six months ended September 30, 2021, compared with $28.1 million of cash provided by investing activities during the six months ended September 30, 2020. The $30.5 million decrease in cash (used in) provided by investing activities was due in part to a $31.8 million decrease in proceeds from the sales and maturity of marketable securities, and a $4.6 million decrease related to the purchase of marketable securities, during the six months ended September 30, 2021 when compared with the six months ended September 30, 2020. These decreases were partially offset by a $4.5 million cash outflow related to agreements to acquire technology licenses during the six months ended September 30, 2020, and a $1.5 million decrease in cash used for capital expenditures during the six months ended September 30, 2021 when compared to the six months ended September 30, 2020.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2022.

Net cash from financing activities

	Six Months Ended
	September 30,
	(in thousands)
	2021	2020
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$1
Payment of contingent consideration	—	(1,000)
Treasury stock repurchases	(24,413)	—
Tax withholding on restricted stock units	(14,997)	(12,600)
Payment of debt issuance costs	(3,660)	—
Repayment of long-term debt	(350,000)	—
Proceeds from issuance of long-term debt	350,000	—
	$(43,068)	$(13,599)
Cash used in financing activities increased by $29.5 million to $43.1 million during the six months ended September 30, 2021, compared with $13.6 million of cash used in financing activities during the six months ended September 30, 2020.
During the six months ended September 30, 2020, we paid $1.0 million of contingent purchase consideration related to the Eastwind acquisition in April 2020.
During the six months ended September 30, 2021, we repurchased 921,299 shares of our common stock for $24.6 million under the twenty-five million share repurchase program. There were no share repurchases during the six months ended September 30, 2020.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 523,539 and 481,739 shares at a cost of $15.0 million and $12.6 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2021 and 2020, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
During the six months ended September 30, 2021, we paid $3.7 million in debt issuance costs related to the execution of our Second Amended and Restated Credit Agreement.
Credit Facility
On January 16, 2018, we amended and expanded our existing credit agreement (Amended Credit Agreement), which provided for a five-year, $1.0 billion senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The commitments under the Amended Credit Agreement were set to expire on January 16, 2023, and any outstanding loans were due on that date.
On July 27, 2021, we amended and extended the Amended Credit Agreement (Second Amended and Restated Credit Agreement) with a syndicate of lenders by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; JPMorgan, Wells Fargo Securities, LLC, BofA Securities Inc., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners; Santander Bank, N.A., U.S. Bank National Association, Fifth Third Bank National Association, Silicon Valley Bank and TD Bank, N.A., as co-documentation agents; and the lenders party thereto.
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of our common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date.
In connection with the Second Amended and Restated Credit Agreement, we paid off the outstanding balance of $350 million under the Amended Credit Agreement on July 27, 2021 by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, we recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the three and six months ended September 30, 2021. At September 30, 2021, $350 million was outstanding under the Second Amended and Restated Credit Agreement.

At our election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50%, or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by NetScout, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin. For the initial period until we have delivered financial statements for the quarter ended September 30, 2021, the applicable margin will be 1.25% per annum for Term Benchmark Revolving loans and 0.25% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
Our consolidated gross leverage ratio is the ratio of our total funded debt compared to our consolidated EBITDA as defined in the Second Amended and Restated Credit Agreement (adjusted consolidated EBITDA). Adjusted consolidated EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the Second Amended and Restated Credit Agreement. Our secured net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to our adjusted consolidated EBITDA.
Commitment fees will accrue on the daily unused amount of the credit facility. For the initial period until we have delivered financial statements for the quarter ended September 30, 2021, the commitment fee will be 0.20% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
Letter of credit participation fees are payable to each lender providing the letter of credit sub-facility on the amount of such lender's letter of credit exposure, during the period from the closing date of the Second Amended and Restated Credit Agreement to, but excluding, the date which is the later of (i) the date on which such lender's commitment terminates or (ii) the date on which such lender ceases to have any letter of credit exposure, at the applicable rate that would be used to determine the interest rate applicable to Term Benchmark Revolving loans assuming such loans were outstanding during the period. Additionally, we will pay a fronting fee to each issuing bank in amounts to be agreed to between us and the applicable issuing bank.
Interest on Alternate Base Rate loans is payable at the end of each calendar quarter. Interest on Term Benchmark Revolving loans is payable at the end of each interest rate period or at the end of each three-month interval within an interest rate period if the period is longer than three months. We may also prepay loans under the Second Amended and Restated Credit Agreement at any time, without penalty, subject to certain notice requirements.
The loans and other obligations under the credit facility are (a) guaranteed by each of our wholly-owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of us and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by the Borrower and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Second Amended and Restated Credit Agreement generally prohibits any other liens on the assets of NetScout and our restricted subsidiaries, subject to certain exceptions as described in the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Amended Credit Agreement that we maintain a minimum consolidated interest coverage ratio. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of September 30, 2021, we were in compliance with the specified total consolidated net leverage ratio range of 4.00 to 1.00.
The Second Amended and Restated Credit Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the Second Amended and Restated Credit Agreement and related documents including a failure to meet the maximum total consolidated net leverage ratio covenant, defaults under certain other indebtedness, certain insolvency events, certain events arising under ERISA, a change of control and certain other events. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Second Amended and Restated Credit Agreement and the other loan documents.
We had unamortized capitalized debt issuance costs, net of $5.5 million at September 30, 2021, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $4.4 million was included as other assets in our consolidated balance sheet.
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
Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to repay borrowings under our Second Amended and Restated Credit Agreement, or to repurchase shares of our common stock through our stock repurchase program. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At September 30, 2021, we owed $350 million on this loan with an interest rate of 1.34%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2021. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $0.5 million as of September 30, 2021.
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
At September 30, 2021, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $1.8 million. The valuation of outstanding foreign currency forward contracts at September 30, 2021 resulted in an asset balance of $9 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $32 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2021, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.0 million and foreign currency forward contracts not designated as hedging instruments with a notional amount of $6.4 million. The valuation of outstanding foreign currency forward contracts (both designated and not designated as hedging instruments) at March 31, 2021 resulted in a liability balance of $191 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $57 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At September 30, 2021, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings
For information regarding our legal proceedings, see Note 12 contained in the "Notes to Consolidated Financial Statements" included in Part I of this Quarterly Report on Form 10-Q.
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
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
7/1/2021-7/31/2021	712	$28.69	—	7,089,160
8/1/2021-8/31/2021	682,585	27.68	324,683	6,764,477
9/1/2021-9/30/2021	597,408	26.71	596,616	6,167,861
Total	1,280,705	$27.23	921,299	6,167,861
(1)We purchased an aggregate of 359,406 shares during the three months ended September 30, 2021 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our previously disclosed twenty-five million share repurchase program).

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

10.1
Second Amendment and Restatement Agreement, dated as of July 27, 2021, to the Amended and Restated Credit Agreement, dated as of January 16, 2018, by and among NetScout Systems, Inc., as borrower; certain subsidiaries of NetScout Systems, Inc., as loan parties; the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent attaching the Second Amended and Restated Credit Agreement, dated as of July 27, 2021, by and among NetScout Systems, Inc., as borrower; JPMorgan Chase Bank, N.A., as administrative agent and collateral agent; JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, BofA Securities Inc., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners; Santander Bank, N.A., U.S. Bank National Association, Fifth Third Bank, National Association, Silicon Valley Bank and TD Bank, N.A. as co-documentation agents; and the lenders and issuing banks party thereto (filed as Exhibit 10.5 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on July 27, 2021 and incorporated herein by reference).

10.2*	+	Summary of Non-Employee Director Compensation.

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL

*	Indicates a management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 4, 2021	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 4, 2021	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)