Form 10-Q
period 2021-12-31
NETSCOUT SYSTEMS INC
filed 2022-02-03
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of January 27, 2022 was 73,830,308.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2021

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2021	March 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$548,105	$467,176
Marketable securities	5,349	9,277
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $220 and $416 at December 31, 2021 and March 31, 2021, respectively	233,854	197,717
Inventories and deferred costs	21,500	22,813
Prepaid income taxes	4,355	1,906
Prepaid expenses and other current assets	26,425	23,583
Total current assets	839,588	722,472
Fixed assets, net	42,723	48,474
Operating lease right-of-use assets	56,268	61,512
Goodwill	1,720,713	1,717,554
Intangible assets, net	453,719	511,866
Deferred income taxes	7,817	8,096
Other assets	12,721	15,064
Total assets	$3,133,549	$3,085,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,436	$17,964
Accrued compensation	67,332	83,057
Accrued other	31,821	21,127
Income taxes payable	5,382	7,025
Deferred revenue and customer deposits	296,814	269,748
Current portion of operating lease liabilities	11,441	12,354
Total current liabilities	431,226	411,275
Other long-term liabilities	7,499	21,641
Deferred tax liability	80,763	92,287
Accrued long-term retirement benefits	38,576	39,479
Long-term deferred revenue and customer deposits	122,227	103,310
Operating lease liabilities, net of current portion	55,671	61,267
Long-term debt	350,000	350,000
Total liabilities	1,085,962	1,079,259
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2021 and March 31, 2021	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 126,137,308 and 124,197,974 shares issued and 73,828,546 and 73,751,615 shares outstanding at December 31, 2021 and March 31, 2021, respectively	126	124
Additional paid-in capital	3,003,679	2,955,400
Accumulated other comprehensive loss	(1,795)	(1,940)
Treasury stock at cost, 52,308,762 and 50,446,359 shares at December 31, 2021 and March 31, 2021, respectively	(1,373,394)	(1,322,496)
Retained earnings	418,971	374,691
Total stockholders' equity	2,047,587	2,005,779
Total liabilities and stockholders' equity	$3,133,549	$3,085,038
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue:
Product	$144,420	$114,965	$327,989	$278,637
Service	117,774	113,774	336,395	339,256
Total revenue	262,194	228,739	664,384	617,893
Cost of revenue:
Product	30,338	24,263	73,843	72,392
Service	30,132	31,012	92,681	94,763
Total cost of revenue	60,470	55,275	166,524	167,155
Gross profit	201,724	173,464	497,860	450,738
Operating expenses:
Research and development	41,637	43,769	128,940	135,605
Sales and marketing	66,048	60,934	197,191	180,668
General and administrative	23,665	21,718	69,881	67,444
Amortization of acquired intangible assets	14,919	15,273	44,895	45,897
Restructuring charges	—	—	—	62
Total operating expenses	146,269	141,694	440,907	429,676
Income from operations	55,455	31,770	56,953	21,062
Interest and other income (expense), net:
Interest income	45	73	154	510
Interest expense	(1,748)	(2,708)	(6,314)	(8,497)
Other income (expense), net	1,880	(948)	1,581	(3,770)
Total interest and other income (expense), net	177	(3,583)	(4,579)	(11,757)
Income before income tax expense (benefit)	55,632	28,187	52,374	9,305
Income tax expense (benefit)	7,907	(834)	8,094	1,390
Net income	$47,725	$29,021	$44,280	$7,915
Basic net income per share	$0.65	$0.39	$0.60	$0.11
Diluted net income per share	$0.64	$0.39	$0.59	$0.11
Weighted average common shares outstanding used in computing:
Net income per share - basic	73,898	73,492	74,048	72,953
Net income per share - diluted	74,899	73,878	74,976	73,618
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net income	$47,725	$29,021	$44,280	$7,915
Other comprehensive income:
Cumulative translation adjustments	84	1,482	51	3,375
Changes in market value of investments:
Changes in unrealized gains (losses), net of tax benefit of $0, ($5), ($2) and ($38), respectively	—	(15)	(5)	(122)
Total net change in market value of investments	—	(15)	(5)	(122)
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes of $7, $40, $38 and $101, respectively	23	132	120	319
Reclassification adjustment for net gains (losses) included in net income, net of taxes (benefit) of $9,($24), ($7) and ($47), respectively	29	(79)	(21)	(150)
Total net change in market value of derivatives	52	53	99	169
Other comprehensive income	136	1,520	145	3,422
Total comprehensive income	$47,861	$30,541	$44,425	$11,337
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31, 2021
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, September 30, 2021	126,108,858	$126	$2,991,704	$(1,931)	51,891,197	$(1,362,141)	$371,246	$1,999,004
Net income							47,725	47,725
Unrealized net gains on derivative financial instruments				52				52
Cumulative translation adjustments				84				84
Issuance of common stock pursuant to vesting of restricted stock units	28,450	—						—
Stock-based compensation expense for restricted stock units granted to employees			11,975					11,975
Repurchase of treasury stock					417,565	(11,253)		(11,253)
Balance, December 31, 2021	126,137,308	$126	$3,003,679	$(1,795)	52,308,762	$(1,373,394)	$418,971	$2,047,587

	Nine Months Ended December 31, 2021
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2021	124,197,974	$124	$2,955,400	$(1,940)	50,446,359	$(1,322,496)	$374,691	$2,005,779
Net income							44,280	44,280
Unrealized net investment losses				(5)				(5)
Unrealized net gains on derivative financial instruments				99				99
Cumulative translation adjustments				51				51
Issuance of common stock pursuant to vesting of restricted stock units	1,688,026	2						2
Stock-based compensation expense for restricted stock units granted to employees			41,389					41,389
Issuance of common stock under employee stock purchase plan	251,308		6,890					6,890
Repurchase of treasury stock					1,862,403	(50,898)		(50,898)
Balance, December 31, 2021	126,137,308	$126	$3,003,679	$(1,795)	52,308,762	$(1,373,394)	$418,971	$2,047,587

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

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net income	$44,280	$7,915
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	72,047	79,638
Loss on extinguishment of debt	596	—
Operating lease right-of-use assets	7,589	7,820
Loss on disposal of fixed assets	2	37
Share-based compensation expense	43,381	40,349
Change in fair value of contingent consideration	(837)	—
Deferred income taxes	(11,093)	(10,438)
Other gains	(21)	(1)
Changes in assets and liabilities
Accounts receivable and unbilled costs	(36,211)	6,722
Inventories	(1,265)	(5,083)
Prepaid expenses and other assets	(1,031)	2,321
Accounts payable	844	(589)
Accrued compensation and other expenses	(13,438)	22,694
Operating lease liabilities	(8,855)	(7,923)
Income taxes payable	(1,861)	190
Deferred revenue	46,260	(21,749)
Net cash provided by operating activities	140,387	121,903
Cash flows from investing activities:
Purchase of marketable securities	(11,343)	(13,974)
Proceeds from sales and maturity of marketable securities	15,264	51,706
Purchase of fixed assets	(7,004)	(9,110)
Purchase of intangible assets	—	(4,537)
Decrease in deposits	28	105
Net cash (used in) provided by investing activities	(3,055)	24,190
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2
Payment of contingent consideration	—	(1,000)
Treasury stock repurchases	(35,652)	(3,275)
Tax withholding on restricted stock units	(15,246)	(12,768)
Payment of debt issuance costs	(3,660)	—
Repayment of long-term debt	(350,000)	—
Proceeds from issuance of long-term debt	350,000	—
Collection of contingent consideration	837	—
Net cash used in financing activities	(53,719)	(17,041)
Effect of exchange rate changes on cash and cash equivalents	(2,684)	9,214
Net increase in cash and cash equivalents and restricted cash	80,929	138,266
Cash and cash equivalents and restricted cash, beginning of period	467,176	340,237
Cash and cash equivalents and restricted cash, end of period	$548,105	$478,503
Supplemental disclosures:
Cash paid for interest	$3,716	$6,103
Cash paid for income taxes	$24,677	$8,532
Non-cash transactions:
Transfers of inventory to fixed assets	$2,657	$1,530
Additions to property, plant and equipment included in accounts payable	$361	$231
Issuance of common stock under employee stock plans	$6,890	$6,475
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
COVID-19 Risks and Uncertainties
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. The future impacts of the pandemic and any resulting economic impact on the Company's operations are evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company's future results of operations, cash flows and financial position as well as its customers.
Under Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has and continues to take precautionary actions to manage costs and spending across the organization. This includes managing discretionary spending and hiring activities. In addition, based on covenant levels at December 31, 2021, the Company had, as of December 31, 2021, 2021, an incremental $450 million available under the revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes. As of December 31, 2021, the Company had deferred $4.5 million of employer payroll taxes, which is required to be deposited by December 2022. The balance of $4.5 million was included as accrued other liabilities in the Company's consolidated balance sheet at December 31, 2021.
The Company expects net cash provided by operations combined with cash, cash equivalents, and marketable securities and borrowing availability under the revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.
Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination as if the acquiring company originated the related revenue contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2021-08 is effective for the Company beginning April 1, 2023. Amendments within the standard are required to be applied on a prospective basis from the date of adoption. The adoption is not expected to have a material impact on the Company's financial position, results of operations, and disclosures. We will apply the provisions of ASU 2021-08 after adoption to future acquisitions, if any.
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
Bundled arrangements are concurrent customer purchases of a combination of the Company's product and service offerings that may be delivered at various points in time. The Company allocates the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. The Company uses a range of amounts to estimate SSP when it sells each of the products and services separately based on the performance obligation's historical pricing. The Company also considers its overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, the Company has established SSP for a majority of its service performance obligations based on historical standalone sales. In certain instances, the Company has established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. Further, for certain service engagements, the Company considers quoted prices as part of bundled arrangements of those engagements as a basis for establishing SSP. SSP has been established for product performance obligations as the average or median selling price the performance obligation was recently sold for, whether sold alone or sold as part of a bundle transaction. The Company reviews sales of the product performance obligations on a quarterly basis and updates, when appropriate, its SSP for such performance obligations to ensure that it reflects recent pricing experience. The Company's products are distributed through its direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control of the product transfers to the reseller or distributor. The Company records consideration given to a customer as a reduction of revenue to the extent they have recorded revenue from the customer. With limited exceptions, the Company's return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, the Company has a history of successfully collecting receivables from its resellers and distributors.
During the nine months ended December 31, 2021, the Company recognized revenue of $234.8 million related to the Company's deferred revenue balance reported at March 31, 2021.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at December 31, 2021.
At December 31, 2021, the Company had total deferred revenue of $419.0 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $296.8 million, or 71%, of this revenue during the next 12 months, and expects to recognize the remaining $122.2 million, or 29%, of this revenue thereafter.
There are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, and the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional; therefore, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $5.5 million and $7.1 million at December 31, 2021 and March 31, 2021, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the nine months ended December 31, 2021.
Contract Balances
The Company may receive payments from customers based on billing schedules as established by the Company's contracts. Contract assets relate to performance obligations where control has transferred to the customer in advance of scheduled billings. The Company records unbilled accounts receivable representing the right to consideration in exchange for goods or services that have been transferred to a customer conditional on the passage of time. Deferred revenue relates to scenarios where billings occur before control has transferred for a performance obligation or payments are received in advance of performance under the contract.
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
At December 31, 2021, the consolidated balance sheet included $8.1 million in assets related to sales commissions to be expensed in future periods. A balance of $4.4 million was included in prepaid expenses and other current assets, and a balance of $3.7 million was included in other assets in the Company's consolidated balance sheet at December 31, 2021. At March 31, 2021, the consolidated balance sheet included $7.4 million in assets related to sales commissions to be expensed in future periods. A balance of $4.1 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included in other assets in the Company's consolidated balance sheet at March 31, 2021.
During the three and nine months ended December 31, 2021 and 2020, respectively, the Company recognized $1.6 million, $1.6 million, $4.7 million and $4.7 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2021	$416
Provision for allowance for credit losses	49
Recoveries and other adjustments	(1)
Write off charged against the allowance for credit losses	(244)
Balance at December 31, 2021	$220

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At December 31, 2021, the Company had two direct customers which accounted for more than 10% of the accounts receivable balance, while no indirect channel partners accounted for more than 10% of the accounts receivable balance. At March 31, 2021, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partners accounted for more than 10% of the accounts receivable balance.
During the three and nine months ended December 31, 2021, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of total revenue. During the three and nine months ended December 31, 2020, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue.

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
Periodically, the Company grants share-based awards to employees, officers, and directors of the Company and its subsidiaries. During the nine months ended December 31, 2021, the Company granted performance-based restricted stock units to certain executive officers that vest based upon the Company's total shareholder return as compared to the Russell 2000 Index over a three-year period. The performance-based restricted stock units were valued using the Monte Carlo Simulation model. The measurement and recognition of compensation expense is based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Cost of product revenue	$214	$248	$809	$837
Cost of service revenue	1,302	1,371	4,822	4,531
Research and development	3,297	3,862	12,290	12,578
Sales and marketing	4,727	4,253	15,383	13,602
General and administrative	3,141	2,783	10,077	8,801
	$12,681	$12,517	$43,381	$40,349
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2021. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the nine months ended December 31, 2021, employees purchased 251,308 shares under the ESPP and the value per share was $23.31.
NOTE 5 – CASH, CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at December 31, 2021 and March 31, 2021.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2021	March, 31, 2021	December 31, 2020	March 31, 2020
Cash and cash equivalents	$548,105	$467,176	$477,755	$338,489
Restricted cash	—	—	748	1,748
Total cash, cash equivalents and restricted cash	$548,105	$467,176	$478,503	$340,237
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at December 31, 2021, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
Commercial paper	$5,349	$—	$5,349
Total short-term marketable securities	5,349	—	5,349
Total long-term marketable securities	—	—	—
Total marketable securities	$5,349	$—	$5,349
The following is a summary of marketable securities held by NetScout at March 31, 2021, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$3,571	$7	$3,578
Commercial paper	5,699	—	5,699
Total short-term marketable securities	9,270	7	9,277
Total long-term marketable securities	—	—	—
Total marketable securities	$9,270	$7	$9,277
Contractual maturities of the Company's marketable securities held at December 31, 2021 and March 31, 2021 were as follows (in thousands):

	December 31, 2021	March 31, 2021
Available-for-sale securities:
Due in 1 year or less	$5,349	$9,277
Due after 1 year through 5 years	—	—
	$5,349	$9,277

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at December 31, 2021 and March 31, 2021 (in thousands):

	Fair Value Measurements at
	December 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$548,105	$—	$—	$548,105
Commercial paper	—	5,349	—	5,349
Derivative financial instruments	—	69	—	69
	$548,105	$5,418	$—	$553,523
LIABILITIES:
Derivative financial instruments	$—	$(13)	$—	$(13)
	$—	$(13)	$—	$(13)

	Fair Value Measurements at
	March 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$467,176	$—	$—	$467,176
U.S. government and municipal obligations	2,539	1,039	—	3,578
Commercial paper	—	5,699	—	5,699
Derivative financial instruments	—	57	—	57
	$469,715	$6,795	$—	$476,510
LIABILITIES:
Derivative financial instruments	$—	$(191)	$—	$(191)
	$—	$(191)	$—	$(191)
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
The Company's Level 3 assets consisted of contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018. The contingent consideration represented potential future earnout payments to the Company of up to $4.0 million over two years that were contingent on the HNT tools business achieving certain milestones. During the nine months ended December 31, 2021, the Company recorded an $0.8 million increase in the fair value of the contingent consideration, which is included in other income (expense), net within the Company's consolidated statement of operations. The $0.8 million of contingent consideration was paid to the Company as the final earnout during the nine months ended December 31, 2021.

The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial asset for the nine months ended December 31, 2021 (in thousands):

Contingent Consideration
Balance at March 31, 2021	$—
Change in fair value of contingent consideration	837
Collection of contingent consideration	(837)
Balance at December 31, 2021	$—
NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2021	March 31, 2021
Raw materials	$13,221	$13,189
Work in process	152	16
Finished goods	4,362	6,168
Deferred costs	3,765	3,440
	$21,500	$22,813
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
At December 31, 2021 and March 31, 2021, the carrying amount of goodwill was $1.7 billion. The change in the carrying amount of goodwill for the nine months ended December 31, 2021 was due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2021 as follows (in thousands):

Balance at March 31, 2021	$1,717,554
Foreign currency translation impact	3,159
Balance at December 31, 2021	$1,720,713
Intangible Assets
The net carrying amounts of intangible assets were $453.7 million and $511.9 million at December 31, 2021 and March 31, 2021, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives. During the first quarter of fiscal year 2022, in conjunction with the renewal process of the Company's acquired indefinite-lived trade name and the Company's focus on advancing new product lines, the Company reassessed the estimated economic life of the acquired indefinite-lived trade name. As a result, the Company began amortizing the acquired trade name over 8 years. Prior to reclassifying the acquired trade name to a finite-lived intangible asset, the Company tested the acquired trade name for impairment and determined the fair value of the asset exceeded the carrying value. This change in estimate does not materially impact the Company's income statement.

Intangible assets include the following amortizable intangible assets at December 31, 2021 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$251,072	$(221,842)	$29,230
Customer relationships	772,339	(372,349)	399,990
Distributor relationships and technology licenses	11,408	(8,639)	2,769
Definite-lived trademark and trade name (a)	57,877	(36,380)	21,497
Core technology	7,192	(7,192)	—
Non-compete agreements	292	(292)	—
Capitalized software	3,317	(3,314)	3
Other	1,208	(978)	230
	$1,104,705	$(650,986)	$453,719
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

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and nine months ended December 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Amortization of intangible assets included as:
Cost of product revenue	$3,643	$5,177	$10,959	$15,510
Operating expense	14,924	15,278	44,910	45,912
	$18,567	$20,455	$55,869	$61,422
The following is the expected future amortization expense at December 31, 2021 for the fiscal years ending March 31 (in thousands):

2022 (remaining three months)	$18,491
2023	66,446
2024	58,225
2025	51,025
2026	46,687
Thereafter	212,845
$453,719
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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets at December 31, 2021 and March 31, 2021 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021
Derivatives Designated as Hedging Instruments:
Forward contracts	$12,772	$11,037	$69	$57	$13	$152
Derivatives Not Designated as Hedging Instruments:
Forward contracts	—	6,373	—	—	—	39
			$69	$57	$13	$191
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the three months ended December 31, 2021 and 2020 (in thousands):

	Gain Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	December 31, 2021	December 31, 2020	Location	December 31, 2021	December 31, 2020
Forward contracts	$30	$172	Research and development	$(2)	$(21)
			Sales and marketing	40	(82)
	$30	$172		$38	$(103)
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the three months ended December 31, 2021 and 2020 (in thousands):

	Gain Recognized in Income (a)
	Location	December 31, 2021	December 31, 2020
Forward contracts	General and administrative	$—	$30
		$—	$30
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

The following table provides the effect foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the nine months ended December 31, 2021 and 2020 (in thousands):

	Gain Recognized in OCI on Derivative (a)		Loss Reclassified from Accumulated OCI into Income (b)
	December 31, 2021	December 31, 2020	Location	December 31, 2021	December 31, 2020
Forward contracts	$158	$420	Research and development	$(17)	$(34)
			Sales and marketing	(11)	(163)
	$158	$420		$(28)	$(197)
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the nine months ended December 31, 2021 and 2020 (in thousands):

	Gain Recognized in Income (a)
	Location	December 31, 2021	December 31, 2020
Forward contracts	General and administrative	$—	$76
		$—	$76
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
In connection with the Second Amended and Restated Credit Agreement, the Company paid off the outstanding balance of $350 million under the Amended Credit Agreement on July 27, 2021 by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, the Company recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the nine months ended December 31, 2021. At December 31, 2021, $350 million was outstanding under the Second Amended and Restated Credit Agreement.
At the Company's election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50%, or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by the Company, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2021, until the Company has delivered financial statements for the quarter ended December 31, 2021, the applicable margin will be 1.25% per annum for Term Benchmark Revolving loans and 0.25% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2021, until the Company has delivered financial statements for the quarter ended December 31, 2021, the commitment fee will be 0.20% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Amended Credit Agreement that the Company maintain a minimum consolidated interest coverage ratio. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of December 31, 2021, the Company was in compliance with the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
The Company had unamortized capitalized debt issuance costs, net of $5.1 million at December 31, 2021, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $4.0 million was included as other assets in the Company's consolidated balance sheet.
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
The components of operating lease cost for the three and nine months ended December 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Lease cost under long-term operating leases	$3,187	$3,277	$9,659	$9,803
Lease cost under short-term operating leases	1,247	804	2,990	3,184
Variable lease cost under short-term and long-term operating leases	925	895	2,508	2,845
Total operating lease cost	$5,359	$4,976	$15,157	$15,832

The table below presents supplemental cash flow information related to leases during the nine months ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,461	$1,902

At December 31, 2021 and March 31, 2021, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	December 31, 2021	March 31, 2021
Weighted average remaining lease term in years - operating leases	7.20	7.70

Weighted average discount rate - operating leases	4.0%	4.1%
Future minimum payments under non-cancellable leases at December 31, 2021 are as follows (in thousands):

Year ending March 31:
2022 (remaining three months)	$2,704
2023	13,316
2024	11,047
2025	10,737
2026	9,685
Thereafter	29,841
Total lease payments	$77,330
Less imputed interest	(10,218)
Present value of lease liabilities	$67,112
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
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the

G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties' claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. On October 13, 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awarded pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, on June 12, 2019, NetScout filed its Notice of Appeal. On July 14, 2020, the Court of Appeals for the Federal Circuit issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. On March 15, 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. The case is currently on remand at the District Court for additional proceedings, including pending motions relating to whether enhanced damages should be awarded and the ongoing royalty rate. In addition, on September 8 and 9, 2021, in proceedings initiated by third parties that did not involve NetScout, the Patent Trial and Appeal Board (PTAB) invalidated all the patent claims that were also asserted against NetScout in this case. After the PTAB decisions were issued, NetScout moved to dismiss the case and enter judgment in its favor on the grounds that the PTAB decisions invalidating the asserted claims precluded Plaintiff from continuing to assert its patent infringement causes of action and from seeking damages from NetScout. Plaintiff has opposed the requested relief and has reported that appeals of the PTAB decisions with the Federal Circuit are already underway. In view of the current circumstances, NetScout has concluded that the risk of loss associated with the post-suit damages award remains "probable" in accounting terms, regardless of the options NetScout may pursue, and that the risk of loss associated with pre-suit damages is remote. Accounting rules require NetScout to provide an estimate for the range of potential liability. If the post-suit damages award survives the recent PTAB invalidation decisions, NetScout currently estimates that the range of liability would be the sum of post-suit damages, plus pre- and post-judgment interest amounts and royalties owed on post-trial sales of the accused G10 and GeoBlade products. Any potential enhancement of any such surviving post-suit damages award is not reasonably estimable but is likely within the range of $0 to $2,800,000.
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Service cost	$41	$55	$129	$159
Interest cost	83	97	263	283
Net periodic pension cost	$124	$152	$392	$442

Expected Contributions
During the nine months ended December 31, 2021, the Company made contributions of $0.3 million to its defined benefit pension plans. During the fiscal year ending March 31, 2022, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
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

Through December 31, 2021, the Company repurchased 19,241,518 shares for $507.6 million in the open market under the twenty-five million share repurchase program. At December 31, 2021, 5,758,482 shares of common stock remained available to be purchased under the current repurchase program. The Company repurchased 1,330,678 and 154,271 shares for $35.7 million and $3.3 million, respectively, under the twenty-five million share repurchase program during the nine months ended December 31, 2021 and 2020, respectively.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 531,725 shares and 489,907 shares at a cost of $15.2 million and $12.8 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2021 and 2020, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
NOTE 15 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Numerator:
Net income	$47,725	$29,021	$44,280	$7,915
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	73,898	73,492	74,048	72,953
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	1,001	386	928	665
Denominator for diluted net income per share - weighted average shares outstanding	74,899	73,878	74,976	73,618
Net income per share:
Basic net income per share	$0.65	$0.39	$0.60	$0.11
Diluted net income per share	$0.64	$0.39	$0.59	$0.11
The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Restricted stock units	26	3,169	1,166	3,249
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
The Company's effective tax rates were 14.2% and 3.0% for the three months ended December 31, 2021 and 2020, respectively, and 15.5% and 14.9% for the nine months ended December 31, 2021 and 2020, respectively. The effective tax rate for the three and nine months ended December 31, 2021 differed from the effective tax rate for the three and nine months ended December 31, 2020, primarily due to the impact of research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, foreign withholding taxes, and U.S. taxation on foreign earnings relative to forecasted profits, and discrete income tax benefits related to the finalization of tax returns and a tax restructuring that occurred during the quarter ended December 31, 2021.
NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
United States	$162,794	$137,199	$399,349	$364,549
Europe	48,620	44,137	121,712	116,885
Asia	14,519	15,593	46,835	43,167
Rest of the world	36,261	31,810	96,488	93,292
	$262,194	$228,739	$664,384	$617,893
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
Overview
We are an industry leader with over three decades of experience in providing service assurance and cybersecurity solutions that are used by customers worldwide to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments, the rapidly expanding cybersecurity threat landscape, business intelligence and analytics advancements, and the 5G evolution in both the service provider and enterprise customer verticals.
Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs and availability of materials used in our products, growth in employee-related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, development of strategic partnerships, competition, successful acquisition integration efforts, and our ability to control costs and make improvements in a highly competitive industry.

COVID-19 Impact
In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have led to adverse impacts on the U.S. and global economies. While we have begun the process of reopening at some of our facilities, we remain focused on protecting the health and well-being of our employees and continue to support work from home flexibility where necessary and feasible.
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
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted and could continue to impact our customers, employees, supply chain, and distribution network. During fiscal year 2021, the COVID-19 pandemic and resulting challenging macro-economic environment caused elongated purchasing cycles that impacted our revenue. However, the revenue impact in fiscal year 2021 was offset by a reduction in our operating expenses as a result of our cost control measures and COVID-19 related restrictions on travel and events. For fiscal year 2022, as people in the world have begun to get immunized and have started to adapt to a "new normal", we have observed that technology and project spending has resumed and we are focused on advancing our products, growing revenue, enhancing earnings per share, and generating free cash flow.
We believe our current cash reserves and access to capital through our revolving credit facility leaves us well-positioned to manage our business as the pandemic continues and as a recovery eventually occurs. We expect net cash provided by operations combined with cash, cash equivalents and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company but will invest in areas that advance our business for the future, as necessary. In addition to our cash equivalents, based on covenant levels at December 31, 2021, we had, as of December 31, 2021, an incremental $450 million available to us under our revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We have elected to defer the employer-paid portion of social security taxes. As of December 31, 2021, we had deferred $4.5 million of employer payroll taxes which is required to be deposited by December 2022.
Results Overview
Total revenue increased $46.5 million for the nine months ended December 31, 2021 as compared to total revenue for the nine months ended December 31, 2020 due to an increase in revenue from the product portion of our network performance management offerings from both service provider and enterprise customers, and an increase in revenue from the service portion from our DDoS offerings.
Our gross profit percentage increased by two percentage points to 75% during the nine months ended December 31, 2021 as compared with the nine months ended December 31, 2020.
Net income for the nine months ended December 31, 2021 was $44.3 million, as compared with net income for the nine months ended December 31, 2020 of $7.9 million, an increase of $36.4 million. The increase in net income was primarily due to a $46.5 million increase in revenue, a $5.5 million decrease in amortization of intangible assets, a $4.2 million decrease in foreign exchange expense, a $2.2 million decrease in interest expense, a $1.8 million decrease in depreciation expense, a $1.4 million decrease in costs to deliver radio frequency propagation modeling projects, a $1.3 million decrease in employee-related expenses, and a $1.3 million decrease in cost of materials used to support customers under service contracts. These increases in net income were partially offset by a $6.7 million increase in income tax expense, a $5.0 million increase in contractor fees, a $4.3 million increase in advertising and other marketing related costs, a $3.8 million increase in direct material costs, a $3.4 million increase in obsolescence charges, a $2.1 million increase in commissions expense, a $1.7 million increase in travel expenses attributable to the lifting of some COVID-19 related restrictions, and a $1.4 million increase in expenses related to trade shows, user conferences and other events.
At December 31, 2021, we had cash, cash equivalents and marketable securities of $553.5 million. This represents an increase of $77.0 million from $476.5 million at March 31, 2021. This increase was primarily due to $140.4 million in cash provided by operating activities. During the nine months ended December 31, 2021, we collected $0.8 million of contingent consideration which represented earnout payments that were contingent upon achieving of certain milestones related to the HNT tools business divestiture in September 2018. These increases were partially offset by $35.7 million used in treasury stock repurchases, $15.2 million used for tax withholdings on restricted stock units, $7.0 million used for capital expenditures, and $3.7 million used for the payment of debt issuance costs during the nine months ended December 31, 2021.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP gross profit includes the aforementioned revenue adjustments and also removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations includes the aforementioned adjustments and also removes business development and integration expense, compensation for post-combination services, legal expenses related to a civil judgment, restructuring charges, and transitional service agreement expenses. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, and also removes loss on extinguishment of debt and change in fair value of contingent consideration, net of related income tax effects. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.

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
The following table reconciles revenue, gross profit, income from operations, net income and net income per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2021 and 2020 (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
GAAP revenue	$262,194	$228,739	$664,384	$617,893
Service deferred revenue fair value adjustment	—	2	—	5
Non-GAAP revenue	$262,194	$228,741	$664,384	$617,898

GAAP gross profit	$201,724	$173,464	$497,860	$450,738
Service deferred revenue fair value adjustment	—	2	—	5
Share-based compensation expense	1,516	1,619	5,631	5,368
Amortization of acquired intangible assets	3,342	4,776	10,054	14,276
Acquisition related depreciation expense	6	6	18	17
Non-GAAP gross profit	$206,588	$179,867	$513,563	$470,404

GAAP income from operations	$55,455	$31,770	$56,953	$21,062
Service deferred revenue fair value adjustment	—	2	—	5
Share-based compensation expense	12,681	12,517	43,381	40,349
Amortization of acquired intangible assets	18,261	20,049	54,949	60,173
Business development and integration expense	—	—	(5)	16
Compensation for post-combination services	—	63	2	190
Restructuring charges	—	—	—	62
Acquisition related depreciation expense	65	61	189	182
Transitional service agreement expense	697	57	814	158
Legal judgments expense	—	—	—	2,804
Non-GAAP income from operations	$87,159	$64,519	$156,283	$125,001

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
GAAP net income	$47,725	$29,021	$44,280	$7,915
Service deferred revenue fair value adjustment	—	2	—	5
Share-based compensation expense	12,681	12,517	43,381	40,349
Amortization of acquired intangible assets	18,261	20,049	54,949	60,173
Business development and integration expense	—	—	(5)	16
Compensation for post-combination services	—	63	2	190
Restructuring charges	—	—	—	62
Acquisition-related depreciation expense	65	61	189	182
Loss on extinguishment of debt	—	—	596	—
Legal judgments expense	—	—	—	2,804
Change in fair value of contingent consideration	(837)	—	(837)	—
Income tax adjustments	(11,398)	(12,835)	(25,802)	(22,358)
Non-GAAP net income	$66,497	$48,878	$116,753	$89,338

GAAP diluted net income per share	$0.64	$0.39	$0.59	$0.11
Per share impact of non-GAAP adjustments identified above	0.25	0.27	0.97	1.10
Non-GAAP diluted net income per share	$0.89	$0.66	$1.56	$1.21

GAAP income from operations	$55,455	$31,770	$56,953	$21,062
Previous adjustments to determine non-GAAP income from operations	31,704	32,749	99,330	103,939
Non-GAAP income from operations	87,159	64,519	156,283	125,001
Depreciation excluding acquisition related	5,475	6,376	16,909	19,283
Non-GAAP EBITDA from operations	$92,634	$70,895	$173,192	$144,284

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
Three Months Ended December 31, 2021 and 2020
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offering. During the three months ended December 31, 2021, one direct customer, Verizon, accounted for more than 10% of revenue, while no indirect channel partners accounted for more than 10% of our total revenue. During the three months ended December 31, 2020, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$144,420	55%	$114,965	50%	$29,455	26%
Service	117,774	45	113,774	50	4,000	4%
Total revenue	$262,194	100%	$228,739	100%	$33,455	15%

Product. The 26%, or $29.5 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from network performance management offerings for enterprise and service provider customers, as well as an increase in revenue from distributed denial of service (DDoS) offerings.
Service. The 4%, or $4.0 million, increase in service revenue compared to the same period last year was primarily driven by timing of renewal bookings.
Total revenue by geography was as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
United States	$162,794	62%	$137,199	60%	$25,595	19%
International:
Europe	48,620	19	44,137	19	4,483	10%
Asia	14,519	5	15,593	7	(1,074)	(7)%
Rest of the world	36,261	14	31,810	14	4,451	14%
Subtotal international	99,400	38	91,540	40	7,860	9%
Total revenue	$262,194	100%	$228,739	100%	$33,455	15%
United States revenue increased 19%, or $25.6 million, primarily due to an increase in revenue from network performance management offerings for enterprise and service provider customers, as well as an increase in revenue from DDoS offerings. The 9%, or $7.9 million, increase in international revenue compared with the same period last year was primarily driven by higher revenue from DDoS offerings for service provider customers.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$30,338	12%	$24,263	11%	$6,075	25%
Service	30,132	11	31,012	14	(880)	(3)%
Total cost of revenue	$60,470	23%	$55,275	25%	$5,195	9%
Gross profit:
Product $	$114,082	44%	$90,702	40%	$23,380	26%
Product gross profit %	79%		79%
Service $	$87,642	33%	$82,762	36%	$4,880	6%
Service gross profit %	74%		73%
Total gross profit $	$201,724		$173,464		$28,260	16%
Total gross profit %	77%		76%
Product. The 25%, or $6.1 million, increase in cost of product revenue for the three months ended December 31, 2021 compared to the same period last year was primarily due to a $5.0 million increase in costs related to the delivery of radio frequency propagation modeling projects, and a $2.3 million increase in direct material costs as a result of the increase in product revenue. These increases were partially offset by a $1.4 million decrease in the amortization of intangible assets. The product gross profit percentage remained flat at 79% during the three months ended December 31, 2021 as compared with the three months ended December 31, 2020. The 26%, or $23.4 million, increase in product gross profit is attributable to the 26%, or $29.5 million, increase in product revenue, partially offset by the 25%, or $6.1 million, increase in cost of product revenue.
Service. The 3%, or $0.9 million, decrease in cost of service revenue for the three months ended December 31, 2021 compared to the same period last year was primarily due to a $1.0 million decrease in employee-related expenses associated with a reduction in headcount as well as a decrease associated with the timing of certain projects. The service gross profit percentage increased by one percentage point to 74% during the three months ended December 31, 2021 as compared with the three months ended December 31, 2020. The 6%, or $4.9 million increase in service gross profit is attributable to the 4%, or $4.0 million, increase in service revenue, and the 3%, or $0.9 million, decrease in cost of service revenue.
Gross profit. Our gross profit increased 16%, or $28.3 million, during the three months ended December 31, 2021 when compared with the three months ended December 31, 2020. This increase is attributable to the increase in revenue of 15%, or $33.5 million, partially offset by the 9%, or $5.2 million, increase in cost of revenue. The gross profit percentage increased by one percentage point to 77% for the three months ended December 31, 2021 as compared with the three months ended December 31, 2020.

Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Research and development	$41,637	16%	$43,769	19%	$(2,132)	(5)%
Sales and marketing	66,048	25	60,934	27	5,114	8%
General and administrative	23,665	9	21,718	9	1,947	9%
Amortization of acquired intangible assets	14,919	6	15,273	7	(354)	(2)%
Total operating expenses	$146,269	56%	$141,694	62%	$4,575	3%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 5%, or $2.1 million, decrease in research and development expenses for the three months ended December 31, 2021 compared to the same period last year was primarily due to a $1.9 million decrease in employee-related expenses associated with a reduction in headcount.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 8%, or $5.1 million, increase in total sales and marketing expenses for the three months ended December 31, 2021 compared to the same period last year was primarily due to a $2.2 million increase in advertising and other marketing related expenses, a $1.4 million increase in commissions expense, an $0.8 million increase in contractor expense, a $0.7 million increase in employee-related expenses associated with an increase in variable incentive compensation, a $0.7 million increase in travel expenses primarily attributable to the lifting of COVID-19 related restrictions, partially offset by a $0.7 million decrease related to trade shows, user conferences and other events.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 9%, or $1.9 million, increase in general and administrative expenses for the three months ended December 31, 2021 compared to the same period last year was primarily due to an $0.8 million increase in legal-related expenses, and a $0.7 million increase in employee-related expenses associated with an increase in variable incentive compensation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and trade names, and leasehold interests related to our acquisitions of Danaher Corporation's communications business (Comms Transaction), Simena, LLC, Network General Corporation, Avvasi Inc. and Efflux Systems, Inc.
The 2%, or $0.4 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction, offset by an increase in the amortization of the definite-lived trade name.
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$177	—%	$(3,583)	(2)%	$3,760	105%
The 105%, or $3.8 million, increase in interest and other income (expense), net was primarily due to a $1.7 million decrease in foreign exchange expense, a $1.0 million decrease in interest expense due to debt repayments on the credit facility as well as a decrease in the average interest rate, an $0.8 million increase from the change in fair value of contingent consideration, and a $0.6 million increase in transitional services agreement income related to the HNT tools business divestiture.
Income Taxes. Our effective tax rates were 14.2% and 3.0% for the three months ended December 31, 2021 and 2020, respectively. The effective income tax rate for the three months ended December 31, 2021 differed from the effective income tax rate for the three months ended December 31, 2020, primarily due to the impact of research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, foreign withholding taxes, and U.S. taxation on foreign earnings relative to forecasted profits, and discrete income tax benefits related to the finalization of tax returns and a tax restructuring that occurred during the quarter ended December 31, 2021.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$7,907	3%	$(834)	—%	$8,741	1,048%
Nine Months Ended December 31, 2021 and 2020
Revenue
During the nine months ended December 31, 2021, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue. During the nine months ended December 31, 2020, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$327,989	49%	$278,637	45%	$49,352	18%
Service	336,395	51%	339,256	55%	(2,861)	(1)%
Total revenue	$664,384	100%	$617,893	100%	$46,491	8%
Product. The 18%, or $49.4 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from network performance management offerings from both service provider and enterprise customers.
Service. The 1%, or $2.9 million, decrease in service revenue compared with the same period last year was primarily driven by non-renewals associated with service provider consolidation, and discontinued product lines.

Total revenue by geography was as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
United States	$399,349	60%	$364,549	59%	$34,800	10%
International:
Europe	121,712	18	116,885	19	4,827	4%
Asia	46,835	7	43,167	7	3,668	8%
Rest of the world	96,488	15	93,292	15	3,196	3%
Subtotal international	265,035	40	253,344	41	11,691	5%
Total revenue	$664,384	100%	$617,893	100%	$46,491	8%
United States revenue increased 10%, or $34.8 million, primarily due to an increase in revenue from network performance management offerings for enterprise and service provider customers, offset by a decrease in revenue from DDoS offerings. The 5%, or $11.7 million increase in international revenue compared with the same period last year was primarily driven by higher revenue from network performance management offerings in Europe and Asia as well as DDoS offerings in Europe and Rest of the world.
Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$73,843	11%	$72,392	12%	$1,451	2%
Service	92,681	14	94,763	15	(2,082)	(2)%
Total cost of revenue	$166,524	25%	$167,155	27%	$(631)	—%
Gross profit:
Product $	$254,146	38%	$206,245	33%	$47,901	23%
Product gross profit %	77%		74%
Service $	$243,714	37%	$244,493	40%	$(779)	—%
Service gross profit %	72%		72%
Total gross profit $	$497,860		$450,738		$47,122	10%
Total gross profit %	75%		73%
Product. The 2%, or $1.5 million, increase in cost of product revenue for the nine months ended December 31, 2021 compared to the same period last year was primarily due to a $3.8 million increase in direct material costs due to an increase in product revenue, a $3.4 million increase in obsolescence charges, partially offset by a $4.5 million decrease in the amortization of intangible assets, and a $1.4 million decrease in costs related to the delivery of radio frequency propagation modeling projects. The product gross profit percentage increased by three percentage points to 77% during the nine months ended December 31, 2021 when compared to the nine months ended December 31, 2020. The 23%, or $47.9 million, increase in product gross profit is attributable to the 18%, or $49.4 million, increase in product revenue, partially offset by the 2%, or $1.5 million, increase in cost of product revenue.
Service. The 2%, or $2.1 million, decrease in cost of service revenue nine months ended December 31, 2021 compared to the same period last year was primarily due to a $3.9 million decrease in employee-related expenses associated with a reduction in headcount as well as a decrease associated with the timing of certain projects, and a $1.3 million decrease in cost of materials used to support customers under service contracts. These decreases were partially offset by a $2.5 million increase in contractor fees. The service gross profit percentage remained flat at 72% for the nine months ended December 31, 2021 when compared to the nine months ended December 31, 2020. The $0.8 million decrease in service gross profit is attributable to the 1%, or $2.9 million decrease in service revenue, partially offset by the 2%, or $2.1 million, decrease in cost of service revenue.
Gross profit. Our gross profit for the nine months ended December 31, 2021 increased 10%, or $47.1 million, compared to the same period last year. This increase is primarily attributable to the increase in revenue of 8%, or $46.5 million and the decrease in cost of revenue of $0.6 million. The gross profit percentage increased by two percentage points to 75% for the nine months ended December 31, 2021 when compared to the nine months ended December 31, 2020.
Operating Expenses

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Research and development	$128,940	19%	$135,605	22%	$(6,665)	(5)%
Sales and marketing	197,191	30	180,668	29	16,523	9%
General and administrative	69,881	11	67,444	11	2,437	4%
Amortization of acquired intangible assets	44,895	7	45,897	7	(1,002)	(2)%
Restructuring charges	—	—	62	—	(62)	(100)%
Total operating expenses	$440,907	67%	$429,676	69%	$11,231	3%
Research and development. The 5%, or $6.7 million, decrease in research and development expenses for the nine months ended December 31, 2021 compared to the same period last year was primarily due to a $5.8 million decrease in employee-related expenses associated with a reduction in headcount and a decrease in variable incentive compensation, and an $0.8 million decrease in depreciation expense.
Sales and marketing. The 9%, or $16.5 million, increase in total sales and marketing expenses for the nine months ended December 31, 2021 compared to the same period last year was primarily due to a $6.5 million increase in employee-related expenses largely due to an increase in variable incentive compensation, a $4.3 million increase in advertising and other marketing related expenses, a $2.1 million increase in commissions expense, a $1.5 million increase in expenses related to trade shows, user conferences and other events, a $1.4 million increase in travel expense primarily attributable to the lifting of COVID-19 related restrictions, and a $1.2 million increase in contractor fees, partially offset by an $0.8 million decrease in depreciation expense.
General and administrative. The 4%, or $2.4 million, increase in general and administrative expenses for the nine months ended December 31, 2021 compared to the same period last year was primarily due to a $1.6 million increase in employee-related expenses largely due to an increase in variable incentive compensation, a $0.6 million increase in legal-related expenses and penalties, and a $0.6 million increase in the provision for allowance in credit losses.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the Comms Transaction and the acquisitions of ONPATH, Simena, Psytechnics, Network General, Avvasi and Efflux.
The 2%, or $1.0 million, decrease in amortization of acquired intangible assets for the nine months ended December 31, 2021 compared to the same period last year was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction, offset by an increase in the amortization of the definite-lived trade name.
Interest and Other Income (Expense), Net

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(4,579)	(1)%	$(11,757)	(2)%	$7,178	61%

The 61%, or $7.2 million, decrease in interest and other expense, net was primarily due to a $4.2 million decrease in foreign exchange expense, a $2.2 million decrease in interest expense due to debt repayments on the credit facility as well as a decrease in the average interest rate partially offset by a loss on the extinguishment of debt, and a $0.7 million increase in transitional services agreement income related to the HNT tools business divestiture.
Income Taxes. Our effective income tax rates were 15.5% and 14.9% for the nine months ended December 31, 2021 and 2020, respectively. The effective income tax rate for the nine months ended December 31, 2021 differed from the effective rate for the nine months ended December 31, 2020, primarily due to the impact of research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, foreign withholding taxes, and U.S. taxation on foreign earnings relative to forecasted profits, and discrete income tax benefits related to the finalization of tax returns and a tax restructuring that occurred during the nine months ended December 31, 2021.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2021		2020
		% of Revenue		% of Revenue	$	%
Income tax expense	$8,094	1%	$1,390	—%	$6,704	482%

Off-Balance Sheet Arrangements

At December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
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
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is usually not meaningful because it is not necessarily indicative of future sales levels. Our combined product backlog at December 31, 2021 increased by $27.3 million since March 31, 2021 to $55.2 million. A majority of the backlog relates to orders that were received late in the quarter and radio frequency propagation modeling projects. In some cases, we have begun these projects but have not yet hit billable milestones. A propagation modeling project order received in the third quarter of fiscal year 2022 allowed NetScout to bill for the entire project based upon partial delivery. At December 31, 2021, deferred revenue and accounts receivable each contained a gross balance of $19.6 million related to this propagation modeling project. At March 31, 2021 any propagation modeling billings ahead of delivery were immaterial. A majority of the revenue for these projects is expected to be recognized into revenue within the next twelve months.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Cash and cash equivalents	$548,105	$467,176
Short-term marketable securities	5,349	9,277
Cash, cash equivalents and marketable securities	$553,454	$476,453
Cash, cash equivalents and marketable securities
At December 31, 2021, cash, cash equivalents and marketable securities (current and non-current) totaled $553.5 million, a $77.0 million increase from $476.5 million at March 31, 2021. This increase was primarily due to $140.4 million in cash provided by operating activities, partially offset by $35.7 million used in treasury stock repurchases, $15.2 million used for tax withholdings on restricted stock units, $7.0 million used for capital expenditures, and $3.7 million used for the payment of debt issuance costs during the nine months ended December 31, 2021. Cash held outside the United States was approximately $179.0 million.
Cash and cash equivalents were impacted by the following:

	Nine Months Ended
	December 31,
	(in thousands)
	2021	2020
Net cash provided by operating activities	$140,387	$121,903
Net cash (used in) provided by investing activities	$(3,055)	$24,190
Net cash used in financing activities	$(53,719)	$(17,041)
Net cash from operating activities
Cash provided by operating activities was $140.4 million during the nine months ended December 31, 2021, compared with $121.9 million of cash provided by operating activities during the nine months ended December 31, 2020. The $18.5 million increase was due in part to a $68.0 million increase in deferred revenue, a $36.4 million increase from net income, a $3.8 million increase from inventories, a $3.0 million increase from share-based compensation, a $1.4 million increase from accounts payable, and a $0.6 million increase from the loss on extinguishment of debt. These increases were partially offset by a $42.9 million decrease from accounts receivable, a $36.1 million decrease from accrued compensation and other expenses, a $7.6 million decrease from depreciation and amortization, a $3.4 million decrease from prepaid expenses and other assets, a $2.1 million decrease from income taxes payable, a $0.9 million decrease from operating lease liabilities, an $0.8 million decrease from the change in fair value of contingent consideration, and a $0.7 million decrease from deferred income taxes during the nine months ended December 31, 2021 as compared with the nine months ended December 31, 2020.
Net cash from investing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2021	2020
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(11,343)	$(13,974)
Proceeds from sales and maturity of marketable securities	15,264	51,706
Purchase of fixed assets	(7,004)	(9,110)
Purchase of intangible assets	—	(4,537)
Decrease in deposits	28	105
	$(3,055)	$24,190

Cash used in investing activities was $3.1 million during the nine months ended December 31, 2021, compared with $24.2 million of cash provided by investing activities during the nine months ended December 31, 2020. The $27.3 million decrease in cash (used in) provided by investing activities was due in part to a $33.8 million decrease in cash inflow from marketable securities related to a decrease of $36.4 million in proceeds from the sales and maturity of marketable securities, offset by a $2.6 million decrease related to the purchase of marketable securities during the nine months ended December 31, 2021 when compared with the nine months ended December 31, 2020. This decrease was partially offset by a $4.5 million cash outflow related to agreements to acquire technology licenses during the nine months ended December 31, 2020, and a $2.1 million decrease in cash used for capital expenditures during the nine months ended December 31, 2021 when compared to the nine months ended December 31, 2020.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2022.
Net cash from financing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2021	2020
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Payment of contingent consideration	—	(1,000)
Treasury stock repurchases	(35,652)	(3,275)
Tax withholding on restricted stock units	(15,246)	(12,768)
Payment of debt issuance costs	(3,660)	—
Repayment of long-term debt	(350,000)	—
Proceeds from issuance of long-term debt	350,000	—
Collection of contingent consideration	837	—
	$(53,719)	$(17,041)
Cash used in financing activities increased by $36.7 million to $53.7 million during the nine months ended December 31, 2021, compared with $17.0 million of cash used in financing activities during the nine months ended December 31, 2020.
During the nine months ended December 31, 2020, we paid $1.0 million of contingent purchase consideration related to the Eastwind acquisition in April 2020.
During the nine months ended December 31, 2021 and 2020, we repurchased 1,330,678 shares and 154,271 shares of our common stock for $35.7 million and $3.3 million, respectively, under the twenty-five million share repurchase program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 531,725 and 489,907 shares at a cost of $15.2 million and $12.8 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2021 and 2020, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
During the nine months ended December 31, 2021, we paid $3.7 million in debt issuance costs related to the execution of our Second Amended and Restated Credit Agreement.
During the nine months ended December 31, 2021, we collected $0.8 million of contingent consideration which represented earnout payments that were contingent upon achievement of certain milestones related to the HNT tools business divestiture in September 2018.
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
In connection with the Second Amended and Restated Credit Agreement, we paid off the outstanding balance of $350 million under the Amended Credit Agreement on July 27, 2021 by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, we recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the nine months ended December 31, 2021. At December 31, 2021, $350 million was outstanding under the Second Amended and Restated Credit Agreement.
At our election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50%, or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by NetScout, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2021, until we have delivered financial statements for the quarter ended December 31, 2021, the applicable margin will be 1.25% per annum for Term Benchmark Revolving loans and 0.25% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2021, until we have delivered financial statements for the quarter ended December 31, 2021, the commitment fee will be 0.20% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Amended Credit Agreement that we maintain a minimum consolidated interest coverage ratio. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of December 31, 2021, we were in compliance with the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
We had unamortized capitalized debt issuance costs, net of $5.1 million at December 31, 2021, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $4.0 million was included as other assets in our consolidated balance sheet.
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
Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to repay borrowings under our Second Amended and Restated Credit Agreement, or to repurchase shares of our common stock through our stock repurchase programs. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in additional dilution to our stockholders.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At December 31, 2021, we owed $350 million on this loan with an interest rate of 1.36%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2021. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $0.5 million as of December 31, 2021.
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
At December 31, 2021, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $12.8 million. The valuation of outstanding foreign currency forward contracts at December 31, 2021 resulted in an asset balance of $69 thousand, reflecting favorable rates in comparison to current market rates and a liability balance of $13 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2021, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.0 million and foreign currency forward contracts not designated as hedging instruments with a notional amount of $6.4 million. The valuation of outstanding foreign currency forward contracts (both designated and not designated as hedging instruments) at March 31, 2021 resulted in a liability balance of $191 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $57 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At December 31, 2021, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings
For information regarding our legal proceedings, see Note 12 contained in the "Notes to Consolidated Financial Statements" included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
None.
Issuer Purchase of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
10/1/2021-10/31/2021	410,564	$26.88	409,379	5,758,482
11/1/2021-11/30/2021	2,661	33.07	—	5,758,482
12/1/2021-12/31/2021	4,340	29.63	—	5,758,482
Total	417,565	$26.95	409,379	5,758,482
(1)We purchased an aggregate of 8,186 shares during the three months ended December 31, 2021 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase program (our previously disclosed twenty-five million share repurchase program).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 3, 2022	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 3, 2022	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)