Form 10-K
period 2022-03-31
NETSCOUT SYSTEMS INC
filed 2022-05-19
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2021 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was approximately $1,925,751,516. As of May 9, 2022, there were 74,117,725 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

NETSCOUT SYSTEMS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2022

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
Risk Factor Summary
Our operating results and financial condition have varied in the past and may vary significantly in the future depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risk and uncertainties. The following factors are among many that could cause actual results to differ materially from those contained in or implied by forward-looking statements made in this report. These statements involve the risks and uncertainties identified below as well as additional risks and uncertainties that are not yet identified or that we currently think are immaterial but may also impact our business operations. Such factors are among many that may have a material adverse impact upon our business, results of operations, liquidity, and financial condition. These risks are more fully described in Part I, Item 1A. "Risk Factors". These risks include, but are not limited to, the following:

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
•Our ability to quickly and successfully recover from a disaster, public health crisis, or other business continuity event could affect our ability to deliver our products and negatively impact our business reputation.
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
•Our reliance on sole source suppliers could adversely impact our business.
•Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results.
•The success of our business depends, in part, on the continued growth in the market for and the continued commercial demand for service delivery, service assurance and network security solutions.
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
•Our disclosures, initiatives and goals related to environmental, social and governance (ESG) matters expose us to numerous risks, including risks to our reputation, business, financial performance and growth.
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
Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs and availability of materials used in our products, growth in employee-related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce new products and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, expansion into new or adjacent markets, development of strategic partnerships, competition, successful acquisition integration efforts, and our ability to control costs and make improvements in a highly competitive industry.

Markets
    Our service assurance solutions are used by enterprises (including government agencies) and service providers to optimize network performance, quickly identify and resolve issues impacting application and service quality, and to gain insight into the end user experience. Our cybersecurity solutions are used by enterprises and service providers to identify and mitigate advanced, volumetric, and application-specific distributed denial of service (DDoS) attacks, as well as assist enterprise security teams in rapidly identifying, isolating, investigating, and resolving other advanced network threats.
Enterprise Market
    Within the enterprise market, NetScout's nGeniusONE, ISNG, and Omnis offerings enable IT organizations to support a growing range of performance management and cybersecurity use cases including:
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
•Cybersecurity: DDoS Protection and Omnis Cyber Intelligence - Computer networks continue to be targeted for cyberattacks that are aimed at disrupting, damaging, or otherwise destroying an enterprise’s ability to conduct its business or gaining unauthorized access to corporate applications and restricting or stealing valuable information. We provide a range of network security solutions under the NetScout Arbor brand that enable enterprises to protect their networks from high-volume and application-specific DDoS attacks, which are aimed at either overwhelming the network with traffic or over-exercising specific functions or features of a website with the intention to disable those functions or features. We have also developed new cybersecurity solutions for enterprises with our Omnis suite of products that provide greater deep-dive forensic capabilities as well as analytics that can provide visibility into anomalous behavior on the network that may be indicative of an advanced threat. These security analytics enable existing enterprise customers to leverage their historical investments in NetScout's service assurance solutions by using the Adaptive Service Intelligence (ASI) data already being generated to support service assurance as well as cybersecurity use cases.
Government Markets
    Considered as part of our enterprise customer vertical, we have built a strong position with federal, state and local government agencies, both in the United States and abroad. Similar to our enterprise customers, government agencies are focused on streamlining and transforming IT into more efficient and more easily managed environments. To accomplish this, agencies are turning to IT solutions that will help simplify managing and assuring their IT environments as well as reduce costs. However, governmental markets differ from enterprise markets primarily due to their purchasing cycles being influenced by potential changes in government administrators, budgetary priorities and allocated funding for key projects.
Telecommunication Service Provider Markets
    Today's service providers are focused on delivering a compelling set of services and ensuring a high-quality user experience, while also striving to minimize operational complexity, control costs and improve automation. This, coupled with the challenge of internet protocol (IP) transformation activities and complex technologies such as 5G, Long-Term Evolution (LTE), Network Functions Virtualization (NFV), Internet Protocol Television (IP-TV), wireless network (WiFi) and cloud services drives the need for a more automated and unified approach to managing service delivery and the subscriber experience. Our service provider solutions support an expanding range of use cases including:
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
•Business Intelligence for Service Providers - Service providers strive to understand how the performance of their networks impact customer experience, subscriber behavior and related usage trends. By combining network traffic data with other information, including support requests, subscriber calling plans, demographic data and other details, service providers can make more timely decisions about their offerings and sales and marketing initiatives to acquire, retain and further monetize their subscribers. NetScout's analytics deliver timely insights into a service provider's subscribers, services, networks, and applications, as well as easy export capabilities so that this information can be integrated into their data lakes and third-party analytic platforms.
•DDoS Protection - Over the past decade, Internet Service Providers (ISPs), including leading telecommunications providers, cable multi-service operators and cloud providers, have seen significant increases in the sophistication, scale and frequency of high-volume and application-specific DDoS attacks on their networks. DDoS attacks are aimed at disrupting the online services of an ISP's business customer by overwhelming the network with traffic or by over-exercising specific functions or features of a website with the intention to disable those functions or features. NetScout Arbor smart DDoS solutions are used by a wide range of ISPs around the world to help protect their networks against DDoS attacks, and to resell certain DDoS offerings to their enterprise customers.

Products Overview
    Since our founding in 1984, we have been an industry innovator in using IP-based network traffic to help organizations manage and optimize the delivery of services and applications over their networks, improve the end-user experience and protect networks from unwanted cybersecurity threats. Using our patented ASI technology, our solutions instantaneously convert network traffic data, often referred to as wire data, into high-value metadata, or "smart data". Our offerings can help customers quickly identify and troubleshoot network and application performance issues, defend their networks from DDoS and other cybersecurity attacks, and rapidly find and isolate advanced network threats. Our solutions are typically deployed by customers as integrated hardware and software, as software only that is then integrated into commercial off-the-shelf hardware, in a virtualized environment as software only, or as a Software as a Service (SaaS) form factor. Our solutions help our customers meet the increasing demands and an ever-changing technology landscape of IP networks, service, applications, and cybersecurity threats. In recent years, to further elevate our value proposition and address the near- and long-term needs of customers and prospects, we have delivered major product upgrades across our product lines by integrating key functionality from acquired product lines, increasing the deployment flexibility of our solutions, and adding new features and capabilities that enable us to address a broader range of use cases. Our primary products can be categorized as follows:
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
•Advanced Threat Detection – We are actively expanding our enterprise cybersecurity offerings to better leverage the investment that our enterprise customers have made in our traditional service assurance solutions. By collecting network traffic via our probes, we can expand our value proposition by providing specialized analytics for both service assurance and cybersecurity. We have introduced and will continue to advance solutions such as new packet forensic capabilities, such as Omnis Cyber Intelligence, designed specifically for security operations teams as well as new anomalous behavior analytics that security teams can use to identify and investigate potential advanced network threats. Our Omnis suite of products is focused on addressing cybersecurity use cases.

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
Growth Strategy
The following are key elements in our growth strategy for fiscal year 2023:
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
We generally use standard parts and components for our products, which can be sourced from various suppliers. We have generally been able to obtain adequate supplies of components in a timely manner from current suppliers. While certain components, such as computer network interface cards, are currently purchased from a single supplier, we have identified alternate suppliers that we believe can be qualified relatively quickly to fulfill our needs should an issue arise with the existing supplier. We continue to monitor the impact of the COVID-19 pandemic, the geopolitical environment, and other factors on our supply chain. Although we have been able to manage supply challenges in the past, there is no guarantee that we will be able to continue to manage these challenges without significant impacts to our business if our supply chain becomes increasingly strained. Our reliance on single source suppliers and impacts on our supply chain are further described in Item 1A "Risk Factors."
We manufacture our products based upon near-term demand estimates resulting from sales forecasts and historical fulfillment information. However, since these forecasts have a high degree of variability because of factors that include time of year, overall economic conditions and sales employee incentives, we believe it is prudent to maintain inventory levels in advance of receipt of firm orders to ensure that we have sufficient stock to satisfy incoming orders. Our inventory management system has thus far enabled us to minimize the effects of the disruption caused by the global COVID-19 pandemic from a supply chain perspective. The potential impact of the COVID-19 pandemic and potential supply chain disruptions on our business are further described in Item 1A "Risk Factors."
Sales and Marketing
Sales
We sell our products, support and services through a direct sales force and an indirect reseller and distribution channel.
Our direct sales force generally uses a "high-touch" sales model that consists of face-to-face or virtual meetings with customers to understand and identify their unique business challenges and requirements. In the global pandemic environment, although more difficult, our sales teams have been successful in engaging customers virtually to understand their requirements and effectively design solutions. Our sales teams translate our customers' requirements into tailored business solutions that allow the customer to maximize the performance of its infrastructure and service delivery environment. Due to the complexity of the systems and the capital expenditures involved, our sales cycles typically take between three and twelve months. We build strategic relationships with our customers by continually enhancing our solution to help them address their evolving service delivery management challenges. In addition to providing a comprehensive solution to meet these needs, we continually provide software enhancements to our customers as part of their maintenance contracts with us. These enhancements are designed to provide additional and ongoing value to our existing customers to promote loyalty and the expansion of their deployment of our products. Existing customer growth is also driven by the expansion and changes in their networks as they add new infrastructure elements, new users, new locations, new applications, experience increasing service traffic volumes or encounter incremental cyber threats.
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
During the fiscal years ended March 31, 2022, 2021 and 2020, no direct customers or indirect channel partners accounted for more than 10% of our total revenue.
Marketing
Our marketing organization drives our market research, strategy, product positioning and messaging, and produces and manages a variety of programs such as customer forums, trade shows, industry events, advertising, public and analyst relations, social media, direct mail, seminars and webinars, sales promotions and other online marketing programs. These programs are focused on promoting the sale and acceptance of our solutions to further build the NetScout brand for our service assurance and cybersecurity products within the marketplace.
Key elements of our marketing strategy focus on thought leadership, market positioning, market education, go to market strategies, reputation management, demand generation, and the acceleration of our strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners. During fiscal year 2022, we continued to invest in the promotion of the NetScout brand related to service assurance and cybersecurity products in their respective markets. We expect to continue these initiatives during fiscal year 2023.
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
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is generally not meaningful because it is not necessarily indicative of future sales levels. Our combined product backlog at March 31, 2022 was $92.8 million compared to $27.9 million at March 31, 2021. A majority of the backlog relates to orders that were received late in the quarter and radio frequency propagation modeling projects. In some cases, we have begun these projects but have not yet hit billable milestones. A radio frequency propagation modeling project order received in the third quarter of fiscal year 2022 allowed NetScout to bill for the entire project based upon partial delivery. At March 31, 2022, deferred revenue and accounts receivable each contained a gross balance of $19.9 million related to this radio frequency propagation modeling project. A majority of revenue for these projects is expected to be recognized into revenue throughout fiscal year 2023. At March 31, 2021 any radio frequency propagation modeling billings ahead of delivery were immaterial.
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
In the service provider market, we compete with traditional probe vendors, network equipment manufacturers, big data and analytics vendors, and virtualization vendors. These vendors include Anritsu, Cisco, Ericsson, Dell Technologies, EXFO, Huawei, IBM, Infovista, Niksun, Elisa Polystar, Radcom, Splunk, Nokia and Viavi. We face additional competitive threats from startups and new entrants that seek to offer innovative solutions in an industry characterized by rapid technological change.
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
In the service provider DDoS solutions market, we compete under the NetScout Arbor brand with a broad range of vendors including Radware, Akamai, F5 Networks, A10 Networks, Fortinet, Fastly, Cloudflare and Corero Network Security. In the enterprise market for Network Detection and Response (NDR) solutions that utilize specialized threat analysis, traffic analysis, and packet forensics to detect and raise alerts of advanced network threats, we compete under the NetScout Omnis Security brand with a range of vendors including Darktrace, Vectra Networks, Extrahop, Viavi, Symantec, Cisco, and other specialist providers.
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

Human Capital Management
NetScout strives to remain a team of entrepreneurs, with the agility of a start-up and the heft of a global technology company. We believe that our culture is critical to our success and growth. Our Lean But Not Mean culture complements and acts as a multiplier to our technology, exceptional talent, and forward-thinking innovation. "Lean" decision-making puts the tough calls up front and puts employees and the long-term success of the company first. We believe our commitment to education, engagement, and communication has motivated our employees around the world and keeps our spirit thriving, and everyone, regardless of role, brings value to the organization.
Employees
As of March 31, 2022, we had 2,331 employees worldwide – over 99% of whom were full time employees. Our employees are in over 35 countries with 64% of our employees located in the United States.
Diversity, Equity & Inclusion
Diversity, equity, and inclusion (DEI) are the cornerstones of our organizational excellence and complement our core values of performing with integrity, compassion, collaboration, and innovation. We embrace and encourage our employees' differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. We recently revised our Diversity, Equity, and Inclusion Policy and seek to enhance our employees' understanding of DEI through company-wide training, tracked and reviewed with the executive team. In addition, we have a designated DEI program team, reporting to the Chief Human Resources Officer, to foster transparent and equitable processes in employee engagement, onboarding, learning and development, policymaking, and career planning.
A cornerstone of our DEI strategy is collaborating with industry and university partners to enhance our diversity. We work with industry partners, including third-party recruiting organizations that specialize in diversity in hiring, and post our open position requisitions on diversity job boards. We track our progress and make improvements to reach a broader, more diverse, talent base. We also partner with universities with diverse student enrollment to recruit our summer interns.
Talent Development
NetScout invests in the ongoing development of its employees across the globe. As part of that program, we offer opportunities to identify leaders and develop and support all employees, including:
•Career path development – to document increasing levels of leadership responsibility, creating a transparent process, so that all employees have access to information necessary to build a career plan at NetScout.
•Management and leadership development – to support an inclusive workplace and foster consistent management practices across the globe.
•Strengthen high-performing teams – For selected leaders, we partner with the Center for Higher Ambition Leadership to offer programs that strengthen high-performing teams.
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
We take seriously our mission as Guardians of the Connected World. In 2021, we launched our internal NETSCOUT WITHOUT BORDERS initiative, of which a key component is an employee engagement program to continuously communicate our mission and goals to all of our global employees through a series of town hall meetings that provide direct interaction with the CEO, in-depth focus groups, and follow-on development programs. This is a significant investment to stay connected with all employees, and to ensure everyone is equipped with the knowledge and tools so all their efforts can be aligned with our vision, mission and goals.

COVID-19 Response
NetScout's Environment, Health, and Safety (EHS) Council is responsible for EHS policy, managing and coordinating EHS regulatory compliance, and tracking goals and results. The EHS Council reports to senior executives and its results are reported to the Nominating and Corporate Governance Committee of the Board of Directors as part of the committee's comprehensive review of corporate responsibility and ESG.
During the COVID-19 pandemic, our top priority has been the safety and well-being of our employees and their families to ensure that they continue to be productive and keep our customers and the world connected. As the severity and scope of the pandemic became known in early calendar year 2020, we curtailed travel and required all employees, in all locations, to work from home, with only a limited number of employees with business-critical tasks provided access to our facilities. For those employees who needed to be on-site, we established multiple protective measures to ensure the safety of our employees. We have begun allowing our employees to return to work on-sites, in accordance with federal, state, and local government guidelines, as well as in accordance with foreign government guidelines in the countries in which we operate. Furthermore, the processes that we have implemented to enable our employees to return to work on-site are in accordance with prevailing health and science guidance, and in a manner that seeks to protect our employees, contractors, customers, suppliers, and our local communities. Throughout the course of the COVID-19 pandemic, we were able to maintain our unique culture, support our employees with well-being programs and uninterrupted salary and benefits, and maintain our market presence and unfailingly superior service levels to our customers.
Compensation and Benefits
We offer a competitive compensation and benefits package to attract, retain and motivate our employees. Our compensation package includes market-competitive pay, cash and equity incentive compensation, an Employee Stock Purchase Plan, retirement benefits, health benefits, paid time off and leave benefits. Our Compensation Committee oversees our key human capital management strategies and programs.
Environmental Social Governance
We believe our commitment to ESG is an important part of creating long-term business value. As set out in its Charter, the Nominating and Corporate Governance Committee of NetScout's Board of Directors oversees NetScout's ESG program. The Nominating and Corporate Governance Committee meets regularly and reviews and advises on ESG strategy and apprises the full Board, which also considers NetScout’s ESG program and strategy as well as its alignment with the Company’s mission. Relatedly, the Audit Committee also regularly reviews ESG-related topics such as enterprise risk management, our anticorruption program, ethics and compliance issues, supply chain issues including human rights protections, and cybersecurity and data privacy.
The ESG Steering Committee, under the strategic direction of the Chief Executive Officer and chaired by NetScout's General Counsel, is responsible for the development and implementation of the ESG program. With representation across all key business functions, the mandate of the ESG Steering Committee is to consider our existing ESG efforts, understand stakeholder perspectives, identify areas for improvement that align with our business, and work collaboratively to support programs designed to accelerate ESG initiatives.
We have adopted four ESG pillars that lay out our current top ESG priorities, under pinned by a strong governance focus:
1.Demonstrating product leadership through sustainability by design and helping our customers reduce their environmental footprint, through reducing electricity requirements of our products.
2.Reducing electricity use in our facilities, with emphasis on our engineering labs.
3.Furthering our diversity, equity, and inclusion efforts alongside our employee engagement programs.
4.Supporting community digital inclusion programs that improve underserved communities’ participation in the connected world.
NetScout's global ESG program encompasses a broad range of areas, including environmental sustainability, responsible management of our supply chain, human capital, ethical business practices, and data privacy and security. NetScout continues to seek opportunities to align ESG with our core business strategy and more thoroughly integrate ESG into our operations.
Information Security
NetScout is vigilant in protecting personal data and complying with the highest standards of privacy and security. We take a layered defense approach to protect confidentiality and prevent data compromise and breaches, including, among other steps, technology safeguards, organizational safeguards including training and awareness programs, and physical safeguards. We maintain a robust Information Security Program (ISP) to help ensure the confidentiality, integrity, and availability of corporate data and the systems storing this information. Our ISP also includes annual information security awareness training for employees and audits of our systems and enhanced training for specialized personnel, and we have instituted regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats. Our ISP also includes review and assessment by external, independent third parties, and we achieved ISO 27001 certification demonstrating our adherence to ISP best practices, including risk assessment, protection against threats, legal compliance, and incident response and mitigation. Our ISP also includes a data security incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident.
NetScout is committed to managing its legal and contractual compliance obligations with respect to security and privacy laws, including the EU General Data Privacy Regulation and the California Consumer Privacy Act. We have devoted considerable resources to ensuring compliance with applicable data privacy laws and developing our privacy policy and providing regular security training to employees. We review cybersecurity and data privacy issues regularly with the independent Audit Committee and with the full Board. The Audit Committee is comprised entirely of independent directors, some of whom have work experience related to information security issues or oversight. In the last three years, the expenses we have incurred from information security breach incidences, including penalties and settlements, of which there were none, were immaterial.
We take our customers' information security and privacy commitments just as seriously. The security features of our products are designed to mitigate data risks, such as loss or unauthorized access, destruction, use, modification, or disclosure. NetScout products allow customers to customize a security strategy in several ways, from the operating system and between system communications to access control of individual modules, role-based data visibility, and packet and data storage configurations. We have features in our products that allow masking of sensitive data, and, where possible, minimization through aggregation and measures to control data access. Our nGeniusONE and Omnis products are based on hardened Linux operating systems and updated software packages to reduce security vulnerabilities, and administrators can further secure the server and appliance hardware through such options as purchasing appliances with self-encrypting drives. NETSCOUT Arbor DDoS virtual and physical solutions provide similar operational protection.
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
To protect our employees, contractors, customers, suppliers, and our local communities, and limit the effect of the COVID-19 pandemic on our operations, many of our employees at our locations globally have been working remotely for the past two years, with limited exceptions for site-essential personnel (with protective measures and protocols in place).
Similar to other companies, we have begun allowing our employees to return to work on-sites, in accordance with federal, state, and local government guidelines, as well as in accordance with foreign government guidelines in the countries in which we operate. Furthermore, the processes that we have implemented to enable our employees to return to work on-site are in accordance with prevailing health and science guidance, and in a manner that seeks to protect our employees, contractors, customers, suppliers, and our local communities. We expect that on-site and work-from-home requirements and other restrictions on our employees, suppliers, customers, and business partners will change over time, whether becoming more or less restrictive, as the pandemic and global responses progress. We may take further actions that could alter our operations as may be required by federal, state, or local authorities, or by foreign governments in countries in which we operate, or which we determine are in the best interests of our employees, suppliers, customers, business partners, and stockholders.
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
In addition, we rely on third-party suppliers and manufacturers throughout the globe. The COVID-19 pandemic has resulted in the extended shutdown of certain businesses and the closure of international borders throughout the world, which may result in disruptions to our supply chain. These may include disruptions from temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products, as well as the import of products into countries in which we operate. Although we have attempted to minimize the effects of these disruptions, it is possible that these attempts will be insufficient, and that these disruptions could have an adverse effect on our revenues and operating results.
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
Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, elevated or prolonged inflation, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business and our results of operations. Our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
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
If we or the third parties who we work with or rely on experience a security incident, or the confidentiality, integrity, or availability of our information technology, software, services, communications or data is compromised, our business or platform may be perceived as not being secure, our reputation may be harmed, demand for our offering may be reduced, and we may incur significant liabilities.
In the regular course of our business, we collect, use, store, transmit and process data, which can include information about our customers, employees, and others and which may be sensitive, proprietary, or confidential. Security incidents compromising the confidentiality, integrity, and availability of this information or our systems could result from a wide variety of cyberattacks, computer malware, viruses, social engineering (including phishing), ransomware, supply chain attacks, credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, errors or malfeasance of our personnel (such as theft or misuse), security vulnerabilities in the software or systems on which we rely, cyber extortion, and denial of service attacks. Such incidents have become more prevalent in our industry, and may in the future result in the unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary, and confidential information that we handle. Threat actors, nation-states, and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Additionally, due to the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment, which imposes additional risks to our business, including increased risk of industrial espionage, phishing, and other cybersecurity attacks, and unauthorized dissemination of sensitive, proprietary, or confidential information.
We also rely on third parties to operate some of our business systems and process the sensitive, proprietary, and confidential information that we handle. These third parties may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Cybercrime and hacking techniques are constantly evolving, and we or third parties who we work with may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or hide forensic information. We cannot be certain that our applicable contracts with these third parties will adequately limit our data security-related liability to them or be sufficient to allow us to obtain indemnification or recovery from them for data security-related liabilities that they cause us to incur.
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
If we or the third-parties who we work with were to experience a security incident or other incident that results in the compromise of the confidentiality, integrity, or availability of our sensitive information or the sensitive, proprietary, or confidential information we process, we or our customers may experience system disruptions or slowdowns, security vulnerabilities of our products could be exploited, the information stored on our networks or those of our third-party service providers or partners could be accessed, publicly disclosed, misappropriated, deleted, altered, lost, or stolen, all of which could subject us to liability and cause us financial harm. Any actual, alleged or perceived security breach or incident affecting us, our partners or our industry as a whole could result in damage to our reputation, negative publicity, loss of partners, customers and sales, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we could incur substantial costs and liabilities, including but not limited to, expenses attributable to investigating, remediating and rectifying a security breach, cyberattack or other incident (including the cost of repairing any damage to our or our customers' systems, paying a ransom, or restoring data from backups), liability for stolen assets or information, lost revenue and income resulting from any system or product downtime, increased costs for cybersecurity protection, and costs to comply with any notification obligations resulting from any security incidents (including notifying affected individuals or relevant regulatory authorities). Such outcomes could damage our reputation, cause customers and possibly investors to lose confidence in us, and adversely affect our business or operating results.
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
Our ability to quickly and successfully recover from a disaster, public health crisis, or other business continuity event could affect our ability to deliver our products and negatively impact our business reputation.
The occurrence of a natural disaster, public health crisis or an act of terrorism, or a decision or need to close any of our facilities without adequate notice or time for making alternative arrangements could result in interruptions in the delivery of our products and services. Our central business functions, including administration, human resources, finance services, legal, development, manufacturing and customer support depend on the proper functioning of our computer, telecommunication and other technology systems and operations, some of which are operated or hosted by third parties.

While we have business continuity programs in place, a disruption or failure of these systems or operations because of a disaster, public health crisis or other business continuity event could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, which could have an impact on our ability to make timely disclosures and could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there is no guarantee that data recovery in the event of a disaster would be effective or occur in an efficient manner. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.
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
As our success depends in part on our ability to develop product enhancements and new products and solutions that keep pace with continuing changes in technology, cyber risk and customer preferences, we must devote significant resources to research and development, development and introduction of new products and enhancements on a timely basis, and obtaining market acceptance for our existing products and new products. We have introduced and intend to continue to introduce new products and solutions, including increased migration to "software as a service" and software-deployed products as well as cybersecurity products. If the introduction of these products and solutions is significantly delayed or if we are unsuccessful in bringing these products and solutions to market, our business, operating results, and financial condition could be materially and adversely impacted. We are developing and are already deploying a number of new products as well as enhancements to our existing products and offerings, including our new Omnis cybersecurity suite as well as software only solutions and products available in multiple form factors for most of our existing solutions.

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
Specific components that are necessary for the hardware assembly of our instruments are obtained from separate sole source suppliers or a limited group of suppliers. These components include our network interface cards and proprietary hardware. Our reliance on sole or limited suppliers involves several risks, including a lack of control over the manufacturing process and inventory management and potential inability to obtain an adequate supply of required components and the inability to exercise control over pricing, quality and timely delivery of components. For most of our products, we do not have the internal manufacturing capabilities to meet our customers' demands. It is our practice to mitigate these risks by partnering with key suppliers, including distributors, to establish a variety of supply continuity practices. These practices may include, among other approaches, establishing buffer supply requiring suppliers to maintain adequate stocks of materials, bonding agreements with distributors, and use-based and kanban programs to set supply thresholds. We also enter into escrow arrangements for certain technologies. Where possible, we use widely available off the shelf hardware and work with large suppliers with multiple factories and other risk management practices. However, failure of supply or failure to execute effectively on any of these programs, including as a result of a public health crisis or geopolitical situation could result in our inability to obtain adequate deliveries or the occurrence of any other circumstance that would require us to seek alternative sources of supply for these components would impact our ability to ship our products on a timely basis. Moreover, if we are unable to continue to acquire from these suppliers on acceptable terms, or should any of these suppliers cease to supply us with components for any reason, we may not be able to identify and integrate an alternative source of supply in a timely fashion or at the same costs. Any transition to one or more alternate manufacturers would likely result in delays, operational problems, and increased costs, and may limit our ability to deliver our products to our customers on time for such transition period. These risks could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.
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
The success of our business depends, in part, on the continued growth in the market for and the continued commercial demand for service delivery, service assurance and network security solutions.
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
Our growth will depend in part on the growth of the markets which we serve. We serve certain industries that have historically been cyclical and have experienced periodic downturns that have had a material adverse impact on demand for the products, software, and services that we offer. Any of these factors could adversely affect the business, financial condition, and results of operations of the company in any given period. For example, as a result of a significant downturn in domestic and global travel at the onset of the COVID-19 pandemic, our customers in the travel industry experienced decreases in revenue and, as a result, spent less on our products and our revenue in this sector declined.
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
Our future success may require us to increase the number and use of our indirect sales efforts through our distributors and channel partners and to leverage those relationships to expand these distribution channels and to develop new indirect distribution channels to increase revenue. Our channel partners have no obligation to purchase any products from us. Some of our distribution and channel partners also distribute and sell competitive products and services and the reduction in sales by these partners could materially reduce our revenues. In addition, they could internally develop products that compete with our solutions or partner with our competitors and bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop relationships with new partners in new markets, expand and manage our existing partner relationships, the unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition. Our international operations, including our operations in the United Kingdom, mainland Europe, India, Asia-Pacific and other regions, are generally also subject to the risk of longer sales cycles through our international distribution channels. Sales to customers outside the United States accounted for 41%, 42%, and 39% of our total revenue for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.
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
On July 27, 2021, we amended and extended our existing credit facility (Second Amended and Restated Credit Agreement) with a syndicate of lenders. The Second Amended and Restated Credit Agreement provides for a five-year $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for working capital purposes (including to finance the repurchase of common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. As of the date of this report, we had $200.0 million in outstanding indebtedness under the Second Amended and Restated Credit Agreement. Our debt level can have negative consequences, including exposing us to future interest rate risk. We may incur significantly more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. Our current revolving credit facility also imposes certain restrictions on us; for a more detailed description please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon an event of default, for example, the administrative agent, with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans outstanding under the Second Amended and Restated Credit Agreement and enforce certain other remedies under the Second Amended and Restated Credit Agreement and other loan documents, which would adversely affect our liquidity and financial condition. If we take on additional indebtedness, the risks described above could increase.
At our election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50% or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by us, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin.
On July 27, 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. Further, on March 5, 2021, the Intercontinental Exchange Benchmark Administration, the FCA-regulated and authorized administrator of LIBOR, announced, and the FCA confirmed, that one-week and two-month USD LIBOR settings would cease on December 31, 2021, and that the USD LIBOR panel for all other tenors will cease on June 30, 2023. There is no assurance that the administrator of LIBOR and/or regulators will not take further action that could impact the availability, composition or characteristics of LIBOR or the currencies and/or tenors for which LIBOR is published. There is uncertainty as to the performance of LIBOR during the transition period, the timing of the remaining transition from LIBOR and the performance of alternative interest rates. Such uncertainties could result in pricing, operational and legal implementation risks.
In anticipation of the upcoming discontinuation of LIBOR, the Second Amended and Restated Credit Agreement includes customary provisions regarding succession from LIBOR to the Secured Overnight Financing Rate (SOFR) or certain other agreed upon replacement benchmark rates. Such provisions require the consent of certain parties, such as the administrative agent and the lenders, under certain circumstances. There is no guarantee that the necessary consents will be obtained. If such consents are not obtained, pricing, operational and legal implementation risks may also arise.
If the methods of calculating a benchmark rate under the Second Amended and Restated Credit Agreement change from current methods for any reason, or if such benchmark rate ceases to perform as it historically has, or if we select an alternative benchmark rate, our interest expense and other costs associated with our outstanding indebtedness or any future indebtedness we incur under the Second Amended and Restated Credit Agreement may increase.

Any failure to meet our debt obligations could damage our business.
Our ability to meet our obligations under the Second Amended and Restated Credit Agreement will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to remain profitable, or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by limiting or prohibiting our ability to obtain financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make payments as required under the Second Amended and Restated Credit Agreement, we would be in default under the terms of the loans, which could seriously harm our business. If we incur significantly more debt, this could intensify the risks described above.
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
Risks Related to ESG Matters
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
Our disclosures, initiatives and goals related to ESG matters expose us to numerous risks, including risks to our reputation, business, financial performance and growth.
As we identify ESG topics for voluntary disclosure, we have expanded and, in the future, may continue to expand our disclosures in these areas. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
Other Risks Related to Our Business
We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.
We may choose to acquire complementary businesses, products, or technologies to remain competitive or expand our business. We investigate and evaluate potential acquisitions of complementary businesses, products, and technologies in the ordinary course of business. We may compete for acquisition opportunities with entities having significantly greater resources than we have. As a result, we may not succeed in acquiring some or all businesses, products, or technologies that we seek to acquire. Our inability to effectively consummate acquisitions on favorable terms could significantly impact our ability to compete effectively in our targeted markets and could negatively affect our results of operations.
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
The service assurance, application performance management, network security, cybersecurity and business intelligence markets are highly competitive, rapidly evolving, and fragmented markets that have overlapping technologies and competitors, both large and small, and we expect competition on solutions offerings and pricing to increase. We believe customers make service management system, network security, cybersecurity and business intelligence purchasing decisions based primarily upon the following factors:

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
We are subject to numerous domestic and foreign laws and other obligations relating to privacy, data protection, and data security. The regulatory framework for privacy, data protection, and data security issues worldwide is rapidly evolving, and as a result, legal requirements and enforcement practices are likely to continue to evolve. In many jurisdictions, enforcement activities and consequences for noncompliance are rising. In the United States, these activities include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, states' legislation, and consumer protection agencies. In addition, privacy advocates and industry groups in the United States have regularly proposed, and may propose in the future, self-regulatory security standards with which we may be required to comply. If we fail to follow these standards, we may incur significant fines or experience a significant increase in costs.
Many states have enacted laws regulating the online collection, use, and disclosure of personal information and requiring that companies implement reasonable data security measures, such as the California Consumer Privacy Act of 2018. Virginia and Colorado also recently passed comprehensive privacy laws that take effect in 2023 and similar laws are being considered in other states and at the federal level. Additionally, laws in all states and U.S. territories require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security breaches affecting personal information.

Compliance with these laws in the event of a widespread data breach is complex and costly and additional compliance measures will require investment and potential changes to our business process.
The data protection landscape is also rapidly evolving internationally, and we expect there will continue to be new and proposed laws, regulations, and industry standards concerning privacy, data protection, and data security. We are subject to an increasing number of laws, regulations, and industry standards that apply to privacy and data security in other foreign jurisdictions in which we operate including the European Union’s General Data Protection Regulation, Brazil’s General Data Protection Law, Canada’s Personal Information Protection and Electronic Documents Act, and China’s Personal Information Protection Law, which all impose strict requirements for processing the personal data of individuals. Complying with foreign and domestic data protection laws may cause us to incur additional operational costs or require us to change our business practices. If we or the third parties we rely on to operate our business and deliver our services fail to comply, or are perceived as failing to comply, with our legal, contractual, or other obligations relating to privacy, data protection, or data security, or our policies and documentation relating to personal information, we could face governmental enforcement action; litigation with our customers, individuals or others, fines and civil or criminal penalties for us or company officials, obligations to cease offering our services or to substantially modify them in ways that make them less effective in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our services. Such developments could adversely affect our business, financial condition, and results of operations.
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
In the normal course of business, we employ various hedging strategies to partially mitigate these risks, including the use of derivative instruments. These strategies may not be effective in fully protecting us against the effects of fluctuations from movements in foreign exchange rates, including the increased volatility in foreign exchange rates relating to the COVID-19 pandemic, the conflict between Russia and Ukraine and future global pandemics and other events. Fluctuations of the foreign exchange rates could materially adversely affect our business, financial condition, operating results, and cash flow.
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
The U.S. Foreign Corrupt Practices Act (FCPA), generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain appropriate record-keeping and internal accounting practices to accurately reflect the transactions of the company. Under the FCPA, U.S. companies may be held liable for actions taken by agents or local partners or representatives. In addition, regulators may seek to hold us liable for successor liability FCPA violations committed by companies which we acquire. We are also subject to the U.K. Bribery Act and may be subject to certain anti-corruption laws of other countries in which we do business.
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
Many of our customers are concentrated in certain industries, including financial services, public sector, healthcare, and the service provider market. Certain industries may be more acutely affected by economic, geopolitical, and other factors, including public heath crises, and changes in U.S. trade policy, than other sectors. Our public sector customers are affected by federal, state, and local budget decisions. To the extent that one or more of the sectors in which our customer base operates is adversely impacted, whether as a result of general conditions affecting all sectors or as a result of conditions affecting only those particular sectors, our business, financial condition and results of operations could be materially and adversely impacted. If companies in our target markets reduce capital expenditures, we may experience a reduction in sales, longer sales cycles, slower adoption of new technologies as well as downward pressure on the price of our products. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the continued spread of COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions could adversely impact our business, financial condition, operating results and cash flows.
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
We consider accounting policies related to revenue recognition, and valuation of goodwill, intangible assets and other acquisition accounting items to be critical in fully understanding and evaluating our financial results. Management makes judgments and creates estimates when applying these policies. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges or impair assets that could adversely impact our business. As a result, our operating results and financial condition could be materially and adversely impacted in future periods.

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
•sales of shares of our common stock by us, our officers, directors, or other stockholders; and
•other events or factors, including those resulting from public health crises, war, incidents of terrorism, or responses to these events.
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
Item 3. Legal Proceedings
For information regarding legal proceedings, refer to Note 19, Commitments and contingencies to the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market, under the symbol NTCT.
Stockholders
At May 9, 2022, we had 89 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 14,000.
Stock Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.
The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five-year period from March 31, 2017 through March 31, 2022 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index. The comparison assumes $100 was invested on March 31, 2017 in our common stock or in the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index and assumes reinvestment of dividends, if any.
The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100

$300
$250
$200
$150
$100
$50
$0
3/17
3/18
3/19
3/20
3/21
3/22
NetScout Systems, Inc.
NASDAQ Composite – Total Returns
NASDAQ Computer and Data Processing

	3/31/2017	3/31/2018	3/31/2019	3/31/2020	3/31/2021	3/31/2022
NetScout Systems, Inc.	$100.00	$69.43	$73.97	$62.37	$74.20	$84.53
Nasdaq Composite – Total Returns	$100.00	$120.76	$133.60	$134.52	$233.26	$252.05
Nasdaq Computer and Data Processing	$100.00	$122.19	$134.55	$149.46	$249.93	$263.41

Dividend Policy
In fiscal years 2022 and 2021, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth, to pay down our debt, and to fund our stock buyback program further described under Item 7 "Liquidity and Capital Resources." Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended March 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
1/1/2022 - 1/31/2022	1,321	$30.68	—	5,758,482
2/1/2022 - 2/28/2022	11,664	31.14	—	5,758,482
3/1/2022 - 3/31/2022	1,343	31.18	—	5,758,482
Total	14,328	$31.10	—	5,758,482

(1)We purchased an aggregate of 14,328 shares transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized on October 24, 2017.

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
Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs and availability of materials used in our products, growth in employee-related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, expansion into new or adjacent markets, development of strategic partnerships, competition, successful acquisition integration efforts, and our ability to control costs and make improvements in a highly competitive industry.
In response to the Russian military operations in Ukraine, we have ceased business operations in Russia, including sales, support on existing contracts and professional services. The United States and other countries have imposed sanctions on Russia that could impact our future revenue streams. These events have not had a material impact on our fiscal year 2022 financial statements. We will continue to monitor the impact of these events on all aspects of our business.
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
The extent of further impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the pandemic, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which continue to evolve and cannot be fully predicted at this time. We will continue to proactively respond to the situation and may take further actions that could alter our business operations if required by governmental authorities, or that we determine are in the best interests of our stakeholders.
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted and could continue to impact our customers, employees, supply chain, and distribution network. During fiscal year 2021, the COVID-19 pandemic and resulting challenging macro-economic environment caused elongated purchasing cycles that impacted our revenue. However, the revenue impact in fiscal year 2021 was offset by a reduction in our operating expenses as a result of our cost control measures and COVID-19 related restrictions on travel and events. For fiscal year 2022, as people in the world began to get immunized and started to adapt to a "new normal", we observed that technology and project spending resumed and we focused on advancing our products, growing revenue, enhancing earnings per share, and generating free cash flow.
We believe our current cash reserves and access to capital through our revolving credit facility leaves us well-positioned to manage our business as the pandemic continues and as a recovery slowly occurs. We expect net cash provided by operations combined with cash, cash equivalents and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company but will invest in areas that advance our business for the future, as necessary. In addition to our cash equivalents, based on covenant levels, we had as of March 31, 2022 an incremental $450 million available to us under our revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We have elected to defer the employer-paid portion of social security taxes. As of March 31, 2022, we had deferred $4.5 million of employer payroll taxes which is required to be deposited by December 2022.
Results Overview
Total revenue increased for the fiscal year ended March 31, 2022 as compared to total revenue for the fiscal year ended March 31, 2021 primarily due to an increase in revenue from the product portion of our network performance management offerings from enterprise customers, and an increase in revenue from the service portion from our DDoS offerings.
Our gross profit percentage increased by two percentage points to 75% during the fiscal year ended March 31, 2022 as compared with the fiscal year ended March 31, 2021.
Net income for the fiscal year ended March 31, 2022 was $35.9 million, as compared with income for the fiscal year ended March 31, 2021 of $19.4 million, an increase of $16.5 million. The increase in net income was primarily due to a $24.3 million increase in revenue, a $7.2 million decrease in amortization of intangible assets, a $5.3 million decrease in foreign exchange expense, a $2.8 million decrease in interest expense, a $2.4 million decrease in expenses related to trade shows, user conferences and other events, a $2.3 million decrease in depreciation expense, a $1.9 million decrease in cost of materials used to support customers under service contracts, and a $1.9 million decrease in costs to deliver radio frequency propagation modeling projects. These increases in net income were partially offset by an $8.0 million increase in commissions expense, a $6.5 million increase in contractor fees, a $4.6 million increase in advertising and other marketing related costs, a $4.1 million increase in income tax expense, a $3.4 million increase in legal-related expenses and penalties, a $3.0 million increase in travel expenses attributable to the lifting of some COVID-19 related restrictions, a $2.4 million increase in obsolescence charges, and a $2.4 million increase in the provision for allowance in credit losses.
At March 31, 2022, we had cash, cash equivalents, and marketable securities (current and non-current) of $703.2 million. This represents an increase of $226.7 million compared to the fiscal year ended March 31, 2021. This increase was primarily due to $296.0 million in cash provided by operations during the fiscal year ended March 31, 2022. During the fiscal year ended March 31, 2022, we collected $0.8 million of contingent consideration which represented earnout payments that were contingent upon achieving certain milestones related to the divestiture of our handheld network test (HNT) tools business in September 2018. These increases were partially offset by $35.7 million used in treasury stock repurchases, $15.7 million used for tax withholdings on restricted stock units, $10.4 million used for capital expenditures, and $3.7 million used for the payment of debt issuance costs during the fiscal year ended March 31, 2022.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP gross profit includes the aforementioned revenue adjustments and also removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations includes the aforementioned adjustments and also removes business development and integration expense, new standard implementation expense, compensation for post-combination services, legal expenses related to a civil judgment, restructuring charges, and transitional service agreement expenses. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, and also removes loss on extinguishment of debt and change in fair value of contingent consideration, net of related income tax effects. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.

These non-GAAP measures are not in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP (revenue, gross profit, operating margin, net income (loss) and diluted net income (loss) per share), and may have limitations because they do not reflect all our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP.
Management believes these non-GAAP financial measures will enhance the reader's overall understanding of our current financial performance and our prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how we plan and measure our business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to peer companies and also enables investors to consider our operating results on both a GAAP and non-GAAP basis during and following the integration period of our acquisitions. Presenting the GAAP measures on their own, without the supplemental non-GAAP disclosures, might not be indicative of our core operating results. Furthermore, management believes that the presentation of non-GAAP measures when shown in conjunction with the corresponding GAAP measures provides useful information to management and investors regarding present and future business trends relating to our financial condition and results of operations.

The following table reconciles revenue, gross profit, income from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the fiscal years ended March 31, 2022, 2021 and 2020:

	Fiscal Year Ended March 31, (Dollars in Thousands, Except per Share Data)
	2022	2021	2020
GAAP revenue	$855,575	$831,282	$891,820
Service deferred revenue fair value adjustment	—	6	192
Non-GAAP revenue	$855,575	$831,288	$892,012

GAAP gross profit	$641,389	$609,185	$649,628
Service deferred revenue fair value adjustment	—	6	192
Share-based compensation expense	7,042	6,861	6,843
Amortization of acquired intangible assets	13,385	19,058	24,974
Acquisition related depreciation expense	24	23	31
Non-GAAP gross profit	$661,840	$635,133	$681,668

GAAP income from operations	$48,634	$37,130	$17,638
Service deferred revenue fair value adjustment	—	6	192
Share-based compensation expense	56,074	51,892	50,861
Amortization of acquired intangible assets	73,126	80,189	89,479
Business development and integration expense	(5)	2	373
New standard implementation expense	—	—	5
Compensation for post-combination services	2	251	578
Restructuring charges	—	62	2,674
Acquisition related depreciation expense	254	242	312
Transitional service agreement expense	814	215	1,212
Legal judgments expense	1,100	2,804	—
Non-GAAP income from operations	$179,999	$172,793	$163,324

GAAP net income (loss)	$35,874	$19,352	$(2,754)
Service deferred revenue fair value adjustment	—	6	192
Share-based compensation expense	56,074	51,892	50,861
Amortization of acquired intangible assets	73,126	80,189	89,479
Business development and integration expense	(5)	2	373
New standard implementation expense	—	—	5
Compensation for post-combination services	2	251	578
Restructuring charges	—	62	2,674
Acquisition-related depreciation expense	254	242	312
Loss on extinguishment of debt	596	—	—
Change in fair value of contingent consideration	(837)	—	762
Legal judgments expense	1,100	2,804	—
Income tax adjustments	(27,796)	(28,977)	(23,415)
Non-GAAP net income	$138,388	$125,823	$119,067

GAAP diluted net income (loss) per share	$0.48	$0.26	$(0.04)
Per share impact of non-GAAP adjustments identified above	1.36	1.44	1.61

Non-GAAP diluted net income per share	$1.84	$1.70	$1.57

GAAP income from operations	$48,634	$37,130	$17,638
Previous adjustments to determine non-GAAP income from operations	131,365	135,663	145,686
Non-GAAP income from operations	179,999	172,793	163,324
Depreciation excluding acquisition related	22,404	25,397	26,313
Non-GAAP EBITDA from operations	$202,403	$198,190	$189,637

Critical Accounting Policies and Estimates
We consider accounting policies and estimates related to revenue recognition, and valuation of goodwill, intangible assets and other acquisition accounting items to be critical in fully understanding and evaluating our financial results. We apply significant judgment and create estimates when applying these policies.
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
Bundled arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. We allocate the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of the products and services separately based primarily on the performance obligation's historical pricing. We also consider our overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, we have established SSP for a majority of our service performance obligations based on historical standalone sales. In certain instances, we have established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. SSP has primarily been established for product performance obligations as the average or median selling price the performance obligation was recently sold for, whether sold alone or sold as part of a bundle transaction. We review sales of the product performance obligations on a quarterly basis and update, when appropriate, SSP for such performance obligations to ensure that it reflects recent pricing experience. Our products are distributed through our direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control of the product transfers to the reseller or distributor. We record consideration given to a customer as a reduction of revenue to the extent we have recorded revenue from the customer. With limited exceptions, our return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, we have a history of successfully collecting receivables from our resellers and distributors.
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
To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on our qualitative assessment it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. We performed our annual impairment analysis for goodwill at January 31, 2022 using the qualitative (Step 0) assessment, and we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
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
We completed two acquisitions during the three-year period ended March 31, 2022. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets, we use either an income, market or cost method approach.
The contingent purchase consideration related to the two acquisitions represent amounts deposited into escrow accounts, which were established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The contingent purchase consideration of $0.7 million related to the Gigavation Incorporated (Gigavation) acquisition was paid to the seller in February 2021. The contingent purchase consideration of $1.0 million related to the Eastwind Networks, Inc. (Eastwind) acquisition was paid to the seller in April 2020.

Comparison of Years Ended March 31, 2022 and 2021
The sections that follow discuss our consolidated statement of operations data for the fiscal years ended March 31, 2022 and March 31, 2021 including results as a percentage of revenue for those periods. For a discussion of (i) our consolidated statement of operations data for the fiscal year ended March 31, 2020 including results as a percentage of revenue for that period, as well as (ii) our liquidity and capital resources for the fiscal year ended March 31, 2020, see "Comparison of Years Ended March 31, 2021 and 2020" and "Liquidity and Capital Resources" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 20, 2021 (our 2021 Annual Report).
Results of Operations
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the fiscal years ended March 31, 2022 and 2021, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2022		2021		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$410,121	48%	$377,721	45%	$32,400	9%
Service	445,454	52	453,561	55	(8,107)	(2)%
Total revenue	$855,575	100%	$831,282	100%	$24,293	3%

Product. The 9%, or $32.4 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from network performance management offerings for enterprise customers.

Service. The 2%, or $8.1 million, decrease in service revenue compared with the same period last year was primarily driven by non-renewals associated with service provider consolidation and discontinued product lines.

Total revenue by geography was as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2022		2021		Change
		% of Revenue		% of Revenue	$	%
United States	$501,043	59%	$484,129	58%	$16,914	3%
International:
Europe	165,190	19	160,372	19	4,818	3%
Asia	64,968	8	56,562	7	8,406	15%
Rest of the world	124,374	14	130,219	16	(5,845)	(4)%
Subtotal international	354,532	41	347,153	42	7,379	2%
Total revenue	$855,575	100%	$831,282	100%	$24,293	3%
United States revenue increased 3%, or $16.9 million, primarily due to an increase in revenue from network performance management offerings for enterprise and service provider customers, as well as an increase in revenue from DDoS enterprise customers. These increases in revenue were partially offset by a decrease in revenue from DDoS offerings for service provider customers. International revenue increased 2%, or $7.4 million, primarily driven by higher revenue from network performance management and DDoS offerings in Europe and Asia.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2022		2021
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$90,730	11%	$95,965	12%	$(5,235)	(5)%
Service	123,456	14	126,132	15	(2,676)	(2)%
Total cost of revenue	$214,186	25%	$222,097	27%	$(7,911)	(4)%
Gross profit:
Product $	$319,391	37%	$281,756	34%	$37,635	13%
Product gross profit %	78%		75%		3%
Service $	$321,998	38%	$327,429	39%	$(5,431)	(2)%
Service gross profit %	72%		72%		—%
Total gross profit $	$641,389		$609,185		$32,204	5%
Total gross profit %	75%		73%		2%
Product. The 5%, or $5.2 million, decrease in cost of product revenue for the fiscal year ended March 31, 2022 compared to the same period last year was primarily due to a $5.8 million decrease in the amortization of intangible assets, and a $1.9 million decrease in costs related to the delivery of radio frequency propagation modeling projects. These decreases were partially offset by a $2.4 million increase in obsolescence charges. The product gross profit percentage increased by three percentage points to 78% during the fiscal year ended March 31, 2022 as compared to the same period in the prior year. The 13%, or $37.6 million, increase in product gross profit, corresponds with the 9%, or $32.4 million, increase in product revenue, and the 5%, or $5.2 million, decrease in cost of product revenue.
Service. The 2%, or $2.7 million, decrease in cost of service revenue for the fiscal year ended March 31, 2022 compared to the same period last year was primarily due to a $4.2 million decrease in employee-related expenses associated with a reduction in headcount as well as a decrease associated with the timing of certain projects, and a $1.9 million decrease in cost of materials used to support customers under service contracts. These decreases were partially offset by a $2.9 million increase in contractor fees. The service gross profit percentage remained flat at 72% during the fiscal year ended March 31, 2022 compared to the same period in the prior year. The 2%, or $5.4 million, decrease in service gross profit corresponds with the 2%, or $8.1 million, decrease in service revenue, partially offset by the 2%, or $2.7 million, decrease in cost of services revenue.
Gross profit. Our gross profit increased 5%, or $32.2 million, for the fiscal year ended March 31, 2022 compared to the same period last year. This increase is attributable to the 3%, or $24.3 million, increase in revenue, and the 4%, or $7.9 million, decrease in cost of revenue. The gross margin percentage increased by two percentage points to 75% during the fiscal year ended March 31, 2022 compared to the same period in the prior year.

Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2022		2021
		% of Revenue		% of Revenue	$	%
Research and development	$171,131	20	$179,163	22%	$(8,032)	(4)%
Sales and marketing	264,191	31	242,730	29	21,461	9%
General and administrative	97,692	11	88,969	11	8,723	10%
Amortization of acquired intangible assets	59,741	7	61,131	7	(1,390)	(2)%
Restructuring charges	—	—	62	—	(62)	(100)%
Total operating expenses	$592,755	69%	$572,055	69%	$20,700	4%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 4%, or $8.0 million, decrease in research and development expenses for the fiscal year ended March 31, 2022 compared to the same period last year was primarily due to a $6.8 million decrease in employee-related expenses associated with a reduction in headcount and a decrease in variable incentive compensation, and a $1.1 million decrease in depreciation expense.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 9%, or $21.5 million, increase in total sales and marketing expenses for the fiscal year ended March 31, 2022 compared to the same period last year was primarily due to an $8.0 million increase in commissions expense, a $7.4 million increase in employee-related expenses largely due to an increase in variable incentive compensation, a $4.6 million increase in advertising and other marketing related expenses, a $2.2 million increase in travel expense primarily attributable to the lifting of COVID-19 related restrictions, a $1.4 million increase in contractor fees, and a $0.6 million in recruitment fees, partially offset by a $2.4 million decrease in expenses related to trade shows, user conferences and other events, and a $1.0 million decrease in depreciation.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal, and human resource employees, overhead, and other corporate expenditures.
The 10%, or $8.7 million, increase in general and administrative expenses for the fiscal year ended March 31, 2022 compared to the same period last year was primarily due to a $3.4 million increase in legal-related expenses and penalties, a $2.7 million increase in employee-related expenses largely due to an increase in variable incentive compensation, and a $2.4 million increase in the provision for allowance in credit losses.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, and definite-lived trademark and tradenames related to our acquisition of Danaher Corporation's communication business (Comms Transaction) and the acquisitions of ONPATH Technologies, Inc., Simena, LLC, Psytechnics, Ltd, Network General Corporation, Avvasi Incorporated and Efflux Systems, Inc.
The 2%, or $1.4 million, decrease in amortization of acquired intangible assets compared to the fiscal year ended March 31, 2022 was primarily due to a decrease in the amortization of intangible assets related to the Comms Transaction, partially offset by an increase in the amortization of the definite-lived trade name.

Interest and Other Expense, Net
Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2022		2021
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(5,742)	(1)%	$(14,826)	(2)%	$9,084	61%
The 61%, or $9.1 million, decrease in interest and other expense, net was primarily due to a $5.3 million decrease in foreign exchange expense, a $2.8 million decrease in interest expense due to debt repayments on the credit facility as well as a decrease in the average interest rate partially offset by a loss on the extinguishment of debt, and a $0.6 million increase in transitional services agreement income related to the HNT tools business divestiture.
Income Tax Expense
The annual effective tax rate for fiscal year 2022 was 16.4%, compared to an annual effective tax rate of 13.2% for fiscal year 2021. Generally, the effective tax rate differs from the U.S. federal statutory income tax rate primarily due to state income taxes, foreign withholding taxes, and earnings in jurisdictions subject to tax rates higher than the U.S. federal statutory income tax rate, partially offset by the tax benefit associated with foreign derived intangible income deduction, foreign tax credits, and research and development tax credits.
The effective tax rate for the twelve months ended March 31, 2022 is higher than the effective rate for the twelve months ended March 31, 2021, primarily due to a significant increase in pre-tax income as compared to the prior year.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2022		2021
		% of Revenue		% of Revenue	$	%
Income tax expense	$7,018	1%	$2,952	—%	$4,066	138%

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
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties' claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. The jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and

"enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awarded pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, NetScout appealed, and in July 2020, the Court of Appeals for the Federal Circuit (Federal Circuit) issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. In March 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. In addition, on September 8 and 9, 2021, in proceedings initiated by third parties that did not involve NetScout, the Patent Trial and Appeal Board (PTAB) invalidated all the patent claims that were also asserted against NetScout in this case. After the PTAB decisions were issued, NetScout moved, among other things, to dismiss the case and enter judgment in its favor on the grounds that the PTAB decisions invalidating the asserted claims precluded Plaintiff from continuing to assert its patent infringement causes of action and from seeking damages from NetScout. The District Court recently denied NetScout’s motion with respect to its request to dismiss the case and enter judgment in its favor, but in response to alternative requests for relief requested by NetScout, vacated $1.7 million of the "enhanced" jury verdict amount of $2.8 million and also lowered the ongoing royalty rate on the G10 and GeoBlade products. The District Court entered an amended final judgment awarding Plaintiff $2.25 million in post-suit damages, $1.1 million in enhanced damages, pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last expiration date being June 2022. NetScout has time remaining with respect to its right to appeal from the entry of the amended final judgment. In view of the current circumstances, and if the post-suit and enhanced damages award along with the associated interest and royalties survives the recent PTAB invalidation decisions and any appeal NetScout may take, NetScout has concluded that the risk of loss associated with such damages award remains "probable" in accounting terms, and that the risk of loss associated with pre-suit damages is remote.
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

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	At March 31, (Dollars in Thousands)
	2022	2021
Cash and cash equivalents	$636,161	$467,176
Short-term marketable securities	67,037	9,277
Long-term marketable securities	—	—
Cash, cash equivalents and marketable securities	$703,198	$476,453
Cash, cash equivalents and marketable securities
At March 31, 2022, cash, cash equivalents and marketable securities (current and non-current) totaled $703.2 million. This represents an increase of $226.7 million from $476.5 million at March 31, 2021. This increase was primarily due to $296.0 million in cash provided by operating activities, partially offset by $35.7 million used in treasury stock repurchases, $15.7 million used for tax withholdings on restricted stock units, $10.4 million used for capital expenditures, and $3.7 million used for the payment of debt issuance costs during the fiscal year ended March 31, 2022.
At March 31, 2022, cash, short-term and long-term investments in the United States were $508.8 million, while cash held outside of the United States was approximately $194.4 million.
Cash and cash equivalents were impacted by the following:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2022	2021
Net cash provided by operating activities	$296,013	$213,921
Net cash (used in) provided by investing activities	$(68,353)	$24,698
Net cash used in financing activities	$(54,165)	$(118,307)

Net cash from operating activities
Fiscal year 2022 compared to fiscal year 2021
Cash provided by operating activities was $296.0 million during the fiscal year ended March 31, 2022, compared to $213.9 million of cash provided by operating activities during the fiscal year ended March 31, 2021. This $82.1 million increase was due in part to a $93.4 million increase from deferred revenue, a $32.4 million increase from accounts receivable, a $16.5 million increase from net income, an $11.1 million increase from deferred income taxes, a $5.9 million increase from accounts payable, and a $4.2 million increase from share-based compensation. These increases were partially offset by a $29.6 million decrease from accrued compensation and other expenses, a $24.5 million decrease from prepaid expenses and other assets, a $10.0 million decrease from depreciation and amortization, a $9.8 million decrease from income taxes payable, a $6.0 million decrease from inventories, and a $1.8 million decrease from operating lease liabilities during the fiscal year ended March 31, 2022 as compared with the fiscal year ended March 31, 2021. Accounts receivable days sales outstanding was 64 days at March 31, 2022 compared to 75 days at March 31, 2021.

Net cash from investing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2022	2021
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities	$(78,367)	$(15,673)
Proceeds from maturity of marketable securities	20,569	56,806
Purchase of fixed assets	(10,350)	(11,986)
Purchase of intangible assets	(50)	(4,537)
(Increase) decrease in deposits	(155)	88
	$(68,353)	$24,698
Cash used in investing activities increased by $93.1 million to $68.4 million during the fiscal year ended March 31, 2022, compared to $24.7 million of cash provided by investing activities during the fiscal year ended March 31, 2021.
Net cash outflows relating to the purchase and sales of marketable securities increased $98.9 million relating to the amount of investments held at each respective balance sheet date, from an inflow of $41.1 million during the fiscal year ended March 31, 2021 to an outflow of $57.8 million during the fiscal year ended March 31, 2022.
During the fiscal year ended March 31, 2021, we entered into an agreement to acquire technology licenses for $4.5 million.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2023.
Net cash from financing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2022	2021
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Payment of contingent consideration	—	(1,748)
Treasury stock repurchases	(35,653)	(3,275)
Tax withholding on restricted stock units	(15,691)	(13,286)
Payment of debt issuance costs	(3,660)	—
Repayment of long-term debt	(350,000)	(100,000)
Proceeds from issuance of long-term debt	350,000	—
Collection of contingent consideration	837	—
	$(54,165)	$(118,307)
Cash used in financing activities decreased $64.1 million to $54.2 million during the fiscal year ended March 31, 2022, compared to $118.3 million of cash used in financing activities during the fiscal year ended March 31, 2021.
During the fiscal year ended March 31, 2021, we paid $1.7 million of contingent purchase consideration related to the Eastwind and Gigavation acquisitions.
During the fiscal years ended March 31, 2022, and 2021, we repurchased 1,330,678 shares and 154,271 shares of our common stock for $35.6 million and $3.3 million under our twenty-five million share repurchase program.
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 546,053 shares for $15.7 million, and 506,917 shares for $13.3 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2022 and 2021, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

During the fiscal year ended March 31, 2021, we repaid $100.0 million of borrowings under the Amended Credit Agreement, respectively.
During the fiscal year ended March 31, 2022, we paid $3.7 million in debt issuance costs related to the execution of our Second Amended and Restated Credit Agreement.
During the fiscal year ended March 31, 2022, we collected $0.8 million of contingent consideration which represented earnout payments that were contingent upon achievement of certain milestones related to the HNT tools business divestiture in September 2018.
Sources of Cash and Cash Requirements
Credit Facility
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
In connection with the Second Amended and Restated Credit Agreement, we paid off the outstanding balance of $350 million under the Amended Credit Agreement on July 27, 2021 by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, we recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2022. At March 31, 2022, $350 million was outstanding under the Second Amended and Restated Credit Agreement.
At our election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50%, or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by NetScout, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2021, until we have delivered financial statements for the quarter ended March 31, 2022, the applicable margin will be 1.25% per annum for Term Benchmark Revolving loans and 0.25% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
Our consolidated gross leverage ratio is the ratio of our total funded debt compared to our consolidated EBITDA as defined in the Second Amended and Restated Credit Agreement (adjusted consolidated EBITDA). Adjusted consolidated EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the Second Amended and Restated Credit Agreement. Our secured net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to our adjusted consolidated EBITDA. The Company’s maximum secured net leverage ratio is 4.00 to 1.00.
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2021, until we have delivered financial statements for the quarter ended March 31, 2022, the commitment fee will be 0.20% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Amended Credit Agreement that we maintain a minimum consolidated interest coverage ratio. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of March 31, 2022, we were in compliance with these covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
The Second Amended and Restated Credit Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the Second Amended and Restated Credit Agreement and related documents including a failure to meet the maximum total secured net leverage ratio covenant, defaults under certain other indebtedness, certain insolvency events, certain events arising under ERISA, a change of control and certain other events. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Second Amended and Restated Credit Agreement and the other loan documents.
We had unamortized capitalized debt issuance costs, net of $4.8 million at March 31, 2022, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $3.7 million was included as other assets in our consolidated balance sheet at March 31, 2022.
Contractual Obligations
Our contractual obligations at March 31, 2022 consisted mainly of (i) principal and interest related to our long-term debt obligations (see Long-Term Debt, Note 12 to the Consolidated Financial Statements), (ii) operating lease obligations (see Leases, Note 18 to the Consolidated Financial Statements), (iii) unconditional purchase obligations, primarily under purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business (see Commitments and Contingencies, Note 19 to the Consolidated Financial Statements), and (iv) pension benefit plan (see Pension Benefit Plans, Note 16 to the Consolidated Financial Statements).
At March 31, 2022, the total accrual of our retirement obligation for our chairman and CEO was $1.4 million. The payment stream for this retirement obligation is based upon the retirement date which is currently not determinable.

At March 31, 2022, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $0.7 million. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.
Expectations for Fiscal Year 2023
We are actively managing the business to generate cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.
We expect net cash provided by operating activities combined with cash, cash equivalents, and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirement over at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and our revolving credit facility.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At March 31, 2022, we owed $350 million on this loan with an interest rate of 1.71%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of March 31, 2022. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $599 thousand as of March 31, 2022.
Credit Risk. Our cash equivalents and marketable securities consist primarily of money market instruments, U.S. Treasury bills, certificates of deposit, commercial paper, corporate bonds and municipal obligations.
At March 31, 2022 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
At March 31, 2022, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $5.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2022 resulted in a liability balance of $78 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $20 thousand, reflecting favorable rates in comparison to current market rates. At March 31, 2021, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.0 million and foreign currency forward contracts not designated as hedging instruments with a notional amount of $6.4 million. The valuation of outstanding foreign currency forward contracts (both designated and not designated as hedging instruments) at March 31, 2021 resulted in a liability balance of $191 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $57 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2022.
The effectiveness of our internal control over financial reporting as of March 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included under the captions "Directors and Executive Officers," "Proposal 1 Election of Directors," "Delinquent Section 16(a) Reports," "Corporate Governance -- Code of Ethics," "The Board of Directors and its Committees" and "Corporate Governance" in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
We have adopted a written code of business conduct that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code of business conduct and ethics is available on our corporate website at ir.netscout.com under the section entitled "Governance Overview & Related Materials" in the "Corporate Governance" menu. If we make any substantive amendments to our code of business conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our code of business conduct and ethics, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.
Item 11. Executive Compensation
The information required by this Item 11 will be included under the caption "Compensation and Other Information Concerning Directors and Executive Officers" in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation and Other Information Concerning Directors and Executive Officers -- Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included, as applicable, under the captions "Corporate Governance --Director Independence," "Compensation and Other Information Concerning Directors and Executive Officers -- Employment and Other Agreements" and "Transactions with Related Persons" in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included under the captions "Auditors Fees and Services" and "Auditors Fees and Services -- Policy on Audit Committee Pre-approval of Audit and Non-Audit Services" in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets at March 31, 2022 and 2021	F-4

		Consolidated Statements of Operations for the Years Ended March 31, 2022, 2021 and 2020	F-5

		Consolidated Statements of Comprehensive Income for the Years Ended March 31, 2022, 2021 and 2020	F-6

		Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2022, 2021 and 2020	F-7

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2022, 2021 and 2020	F-8

		Notes to Consolidated Financial Statements	F-9

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts for the Years Ended March 31, 2022, 2021 and 2020	S-1

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

10.15*	Summary of Non-Employee Director Compensation (filed as Exhibit 10.2 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, SEC File No. 000-26251, filed on November 4, 2021 and incorporated herein by reference.

10.16*	NetScout Systems, Inc. 2019 Equity Incentive Plan, as amended and restated (filed as Exhibit 99.1 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-248786, filed on September 14, 2020 and incorporated herein by reference).

10.17*	Form of Restricted Stock Unit Agreement with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019, SEC File No. 000-26251, filed on February 6, 2020 and incorporated herein by reference).

21	Subsidiaries of NetScout (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

32.2†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022 formatted in Inline XBRL

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing

Item 16. Form 10-K Summary
    Not provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

By:	/S/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer, and Chairman

Date: May 19, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 19, 2022
Anil K. Singhal

/S/ JEAN BUA	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 19, 2022
Jean Bua

/S/ MICHAEL SZABADOS	Chief Operating Officer and Vice Chairman	May 19, 2022
Michael Szabados

/S/ ROBERT E. DONAHUE	Director	May 19, 2022
Robert E. Donahue

/S/ JOHN R. EGAN	Director	May 19, 2022
John R. Egan

/S/ ALFRED GRASSO	Director	May 19, 2022
Alfred Grasso

/S/ JOSEPH G. HADZIMA, JR.	Director	May 19, 2022
Joseph G. Hadzima, Jr.

/S/ CHRISTOPHER PERRETTA	Director	May 19, 2022
Christopher Perretta

/S/ SUSAN L. SPRADLEY	Director	May 19, 2022
Susan L. Spradley

/S/ VIVIAN VITALE	Director	May 19, 2022
Vivian Vitale

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NetScout Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NetScout Systems, Inc. and its subsidiaries (the "Company") as of March 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Revenue from Contracts with Customers - Identification of Distinct Performance Obligations

As described in Note 3 to the consolidated financial statements, the Company derives revenues primarily from the sale of network management tools and security solutions for service provider and enterprise customers, which include hardware, software and service offerings. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. During the year ended March 31, 2022, the Company recognized revenue from contracts with customers of $855.6 million.

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
May 19, 2022

We have served as the Company’s auditor since 1993.

NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2022	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$636,161	$467,176
Marketable securities	67,037	9,277
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,649 and $416 at March 31, 2022 and 2021, respectively	148,245	197,717
Inventories and deferred costs	28,220	22,813
Prepaid income taxes	9,349	1,906
Prepaid expenses and other current assets	32,927	23,583
Total current assets	921,939	722,472
Fixed assets, net	41,337	48,474
Operating lease right-of-use assets	54,996	61,512
Goodwill	1,723,156	1,717,554
Intangible assets, net	433,419	511,866
Deferred income taxes	6,883	8,096
Other assets	12,979	15,064
Total assets	$3,194,709	$3,085,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,959	$17,964
Accrued compensation	75,788	83,057
Accrued other	32,064	21,127
Income taxes payable	4,353	7,025
Deferred revenue and customer deposits	330,585	269,748
Current portion of operating lease liabilities	11,411	12,354
Total current liabilities	476,160	411,275
Other long-term liabilities	7,470	21,641
Deferred tax liability	78,899	92,287
Accrued long-term retirement benefits	34,737	39,479
Long-term deferred revenue and customer deposits	133,121	103,310
Operating lease liabilities, net of current portion	53,927	61,267
Long-term debt	350,000	350,000
Total liabilities	1,134,314	1,079,259
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2022 and 2021	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized; 126,425,383 and 124,197,974 shares issued and 74,102,293 and 73,751,615 shares outstanding at March 31, 2022 and 2021, respectively	126	124
Additional paid-in capital	3,023,403	2,955,400
Accumulated other comprehensive income (loss)	141	(1,940)
Treasury stock at cost, 52,323,090 and 50,446,359 shares at March 31, 2022 and 2021, respectively	(1,373,840)	(1,322,496)
Retained earnings	410,565	374,691
Total stockholders’ equity	2,060,395	2,005,779
Total liabilities and stockholders’ equity	$3,194,709	$3,085,038
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2022	2021	2020
Revenue:
Product	$410,121	$377,721	$438,341
Service	445,454	453,561	453,479
Total revenue	855,575	831,282	891,820
Cost of revenue:
Product	90,730	95,965	122,832
Service	123,456	126,132	119,360
Total cost of revenue	214,186	222,097	242,192
Gross profit	641,389	609,185	649,628
Operating expenses:
Research and development	171,131	179,163	188,294
Sales and marketing	264,191	242,730	276,523
General and administrative	97,692	88,969	99,994
Amortization of acquired intangible assets	59,741	61,131	64,505
Restructuring charges	—	62	2,674
Total operating expenses	592,755	572,055	631,990
Income from operations	48,634	37,130	17,638
Interest and other expense, net:
Interest income	297	646	4,528
Interest expense	(8,048)	(10,879)	(20,597)
Other income (expense), net	2,009	(4,593)	355
Total interest and other expense, net	(5,742)	(14,826)	(15,714)
Income before income tax expense	42,892	22,304	1,924
Income tax expense	7,018	2,952	4,678
Net income (loss)	$35,874	$19,352	$(2,754)
Basic net income (loss) per share	$0.48	$0.26	$(0.04)
Diluted net income (loss) per share	$0.48	$0.26	$(0.04)
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	74,019	73,103	75,162
Net income (loss) per share—diluted	75,084	73,822	75,162

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended March 31,
	2022	2021	2020
Net income (loss)	$35,874	$19,352	$(2,754)
Other comprehensive income (loss):
Cumulative translation adjustments	153	2,926	(1,644)
Recognition of actuarial net gains (losses) from pension and other post-retirement plans, net of tax (benefit) of $824, ($657), and $590	1,937	(1,548)	1,054
Changes in market value of investments:
Changes in unrealized (losses) gains, net of (benefit) tax of ($9), ($41), and $39	(29)	(130)	126
Total net change in market value of investments	(29)	(130)	126
Changes in market value of derivatives:
Changes in market value of derivatives, net of tax (benefit) of $19, $66, and ($25)	63	208	(78)
Reclassification adjustment for net (loss) gain included in net income (loss), net of (benefit) tax of ($13), ($73), and $7	(43)	(236)	21
Total net change in market value of derivatives	20	(28)	(57)
Other comprehensive income (loss)	2,081	1,220	(521)
Total comprehensive income (loss)	$37,955	$20,572	$(3,275)

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2019	119,760,132	$120	$2,828,922	$(2,639)	42,149,771	$(1,119,063)	$358,093	$2,065,433
Net loss							(2,754)	(2,754)
Unrealized net investment gains				126				126
Unrealized net losses on derivative financial instruments				(57)				(57)
Cumulative translation adjustments				(1,644)				(1,644)
Recognition of actuarial net gains from pension and other post-retirement plan				1,054				1,054
Issuance of common stock pursuant to vesting of restricted stock units	1,651,284	2						2
Stock-based compensation expense for restricted stock units granted to employees			48,404					48,404
Issuance of common stock under employee stock purchase plan	594,661		14,227					14,227
Repurchase of treasury stock					7,635,400	(186,872)		(186,872)
Balance, March 31, 2020	122,006,077	122	2,891,553	(3,160)	49,785,171	(1,305,935)	355,339	1,937,919
Net income							19,352	19,352
Unrealized net investment losses				(130)				(130)
Unrealized net losses on derivative financial instruments				(28)				(28)
Cumulative translation adjustments				2,926				2,926
Recognition of actuarial net losses from pension and other post-retirement plan				(1,548)				(1,548)
Issuance of common stock pursuant to vesting of restricted stock units	1,630,228	2						2
Stock-based compensation expense for restricted stock units granted to employees			49,418					49,418
Issuance of common stock under employee stock purchase plan	561,669		14,429					14,429
Repurchase of treasury stock					661,188	(16,561)		(16,561)
Balance, March 31, 2021	124,197,974	124	2,955,400	(1,940)	50,446,359	(1,322,496)	374,691	2,005,779
Net income							35,874	35,874
Unrealized net investment losses				(29)				(29)
Unrealized net gains on derivative financial instruments				20				20
Cumulative translation adjustments				153				153
Recognition of actuarial net gains from pension and other post-retirement plan				1,937				1,937
Issuance of common stock pursuant to vesting of restricted stock units	1,728,994	2						2
Stock-based compensation expense for restricted stock units granted to employees			53,421					53,421
Issuance of common stock under employee stock purchase plan	498,415		14,582					14,582
Repurchase of treasury stock					1,876,731	(51,344)		(51,344)
Balance, March 31, 2022	126,425,383	$126	$3,023,403	$141	52,323,090	$(1,373,840)	$410,565	$2,060,395
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$35,874	$19,352	$(2,754)
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	95,784	105,828	116,104
Loss on extinguishment of debt	596	—	—
Operating lease right-of-use assets	10,292	10,004	10,504
Loss on disposal of fixed assets	5	236	16
Share-based compensation expense associated with equity awards	56,074	51,892	50,861
Net change in fair value of contingent and contractual liabilities	(837)	—	798
Accretion of contingent consideration	—	—	(36)
Deferred income taxes	(12,681)	(23,804)	(9,821)
Other gains	(11)	(196)	(152)
Changes in assets and liabilities
Accounts receivable and unbilled costs	49,322	16,878	21,472
Inventories	(7,996)	(2,043)	1,501
Prepaid expenses and other assets	(13,001)	11,483	13,839
Accounts payable	4,211	(1,734)	(4,288)
Accrued compensation and other expenses	2,391	31,955	32,812
Operating lease liabilities	(12,060)	(10,307)	(13,077)
Income taxes payable	(3,087)	6,684	(919)
Deferred revenue	91,137	(2,307)	8,163
Net cash provided by operating activities	296,013	213,921	225,023
Cash flows from investing activities:
Purchase of marketable securities	(78,367)	(15,673)	(117,383)
Proceeds from maturity of marketable securities	20,569	56,806	144,322
Purchase of fixed assets	(10,350)	(11,986)	(19,922)
Purchase of intangible assets	(50)	(4,537)	—
Acquisition of businesses, net of cash acquired	—	—	(11,347)
(Increase) decrease in deposits	(155)	88	(31)
Collection of contingent consideration	—	—	52
Net cash (used in) provided by investing activities	(68,353)	24,698	(4,309)
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2	2
Payment of contingent consideration	—	(1,748)	—
Treasury stock repurchases	(35,653)	(3,275)	(175,000)
Tax withholding on restricted stock units	(15,691)	(13,286)	(11,872)
Payment of debt issuance costs	(3,660)	—	—
Repayment of long-term debt	(350,000)	(100,000)	(100,000)
Proceeds from issuance of long-term debt	350,000	—	—
Collection of contingent consideration	837	—	—
Net cash used in financing activities	$(54,165)	$(118,307)	$(286,870)
Effect of exchange rate changes on cash and cash equivalents	(4,510)	6,627	(3,427)
Net increase (decrease) in cash and cash equivalents	168,985	126,939	(69,583)
Cash and cash equivalents and restricted cash, beginning of year	467,176	340,237	409,820
Cash and cash equivalents and restricted cash, end of year	$636,161	$467,176	$340,237
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,962	$7,685	$17,644
Cash paid for income taxes	$31,702	$11,472	$13,061
Non-cash transactions:
Transfers of inventory to fixed assets	$2,657	$1,530	$2,290
Additions to property, plant and equipment included in accounts payable	$197	$333	$255
Issuance of common stock under employee stock purchase plans	$14,582	$14,429	$14,227
Contingent consideration related to acquisition, included in accrued other	$—	$—	$1,800
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
The Company considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates within the financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
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
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has and continues to take precautionary actions to manage costs and spending across the organization. This includes managing discretionary spending and hiring activities. In addition, based on covenant levels, the Company had as of March 31, 2022 an incremental $450 million available under the revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has elected to defer the employer-paid portion of social security taxes. As of March 31, 2022, the Company had deferred $4.5 million of employer payroll taxes, which is required to be deposited by December 2022. The balance of $4.5 million was included as accrued other in the Company's consolidated balance sheet at March 31, 2022.
The Company expects net cash provided by operations combined with cash, cash equivalents, and marketable securities and borrowing availability under the revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.
Cash and Cash Equivalents and Marketable Securities
Under authoritative guidance, NetScout has classified its investments as "available-for-sale" which are carried at fair value associated unrealized gains or losses are recorded as a separate component of stockholders’ equity until realized. NetScout considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities.
At March 31, 2022 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions which the Company believes are those institutions with an investment grade rating for deposits.
Revenue Recognition
The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). For further discussion of the Company's accounting policies related to revenue see Note 3, "Revenue Recognition."
Commission Expense
Sales commissions are recorded as an asset when the initial contract's duration is longer than 12 months and amortized to expense ratably over the remaining performance periods of the related contracts.
Uncollected Deferred Revenue
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $9.4 million and $7.1 million at March 31, 2022 and 2021, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. NetScout's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At March 31, 2022, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance. At March 31, 2021, the Company had one direct customer who accounted for more than 10% of the accounts receivable balance, while no indirect channel partners accounted for more than 10% of the accounts receivable balance.
During the fiscal years ended March 31, 2022, 2021 and 2020 respectively, no direct customers or indirect channel partners accounted for more than 10% of total revenue.
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
To test impairment, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on the Company's qualitative assessment it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. The Company performed its annual impairment analysis for goodwill as of January 31, 2022, using the qualitative (Step 0) assessment, and the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
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
The Company completed two acquisitions during the three-year period ended March 31, 2022. The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets, the Company uses either an income, market or cost method approach. The contingent purchase consideration related to the two acquisitions represent amounts deposited into escrow accounts, which were

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The contingent purchase consideration of $0.7 million related to the Gigavation Incorporated (Gigavation) acquisition was paid to the seller in February 2021. The contingent purchase consideration of $1.0 million related to the Eastwind Networks, Inc. (Eastwind) acquisition was paid to the seller in April 2020.
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
Amortization included as cost of product revenue was $37 thousand, $0.1 million, and $0.5 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. The Company did not capitalize software development costs in the fiscal years ended March 31, 2022 or 2021.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Company had foreign currency losses of $0.2 million, $5.5 million and $0.7 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively. These amounts are included in other income (expense), net in the Company's consolidated statements of operations.
Advertising Expense
NetScout recognizes advertising expense as incurred. Advertising expense was $11.4 million, $8.7 million and $8.3 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

NOTE 3 - REVENUE RECOGNITION
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
Bundled arrangements are concurrent customer purchases of a combination of the Company's product and service offerings that may be delivered at various points in time. The Company allocates the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. The Company uses a range of amounts to estimate SSP when it sells each of the products and services separately based primarily on the performance obligation's historical pricing. The Company also considers its overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, the Company has established SSP for a majority of its service performance obligations based on historical standalone sales. In certain instances, the Company has established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. SSP has primarily been established for product performance obligations as the average or median selling price the performance obligation was recently sold for, whether sold alone or sold as part of a bundle transaction. The Company reviews sales of the product performance obligations on a quarterly basis and updates, when appropriate, its SSP for such performance obligations to ensure that it reflects recent pricing experience. The Company's products are distributed through its direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control of the product transfers to the reseller or distributor. The Company records consideration given to a customer as a reduction of revenue to the extent they have recorded revenue from the customer. With limited exceptions, the Company's return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, the Company has a history of successfully collecting receivables from its resellers and distributors.
During the fiscal year ended March 31, 2022, the Company recognized revenue of $269.1 million related to the Company's deferred revenue balance reported at March 31, 2021.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at March 31, 2022.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

At March 31, 2022, the Company had total deferred revenue of $463.7 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $330.6 million, or 71%, of this revenue during the next 12 months, and expects to recognize the remaining $133.1 million, or 29%, of this revenue thereafter.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the twelve months ended March 31, 2022.
Contract Balances
The Company may receive payments from customers based on billing schedules as established by the Company's contracts. Contract assets relate to performance obligations where control has transferred to the customer in advance of scheduled billings. The Company records unbilled accounts receivable representing the right to consideration in exchange for goods or services that have been transferred to a customer conditional on the passage of time. Deferred revenue relates to scenarios where billings with an unconditional right to payment occur before all performance obligations are delivered or payments are received in advance of performance under the contract.
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
At March 31, 2022, the consolidated balance sheet included $8.8 million in assets related to sales commissions to be expensed in future periods. A balance of $4.6 million was included in prepaid expenses and other current assets, and a balance of $4.2 million was included as other assets in the Company's consolidated balance sheet at March 31, 2022. At March 31, 2021, the consolidated balance sheet included $7.4 million in assets related to sales commissions to be expensed in future periods. A balance of $4.1 million was included in prepaid expenses and other current assets, and a balance of $3.3 million was included in other assets in the Company's consolidated balance sheet at March 31, 2021.
During each of the twelve months ended March 31, 2022 and 2021, the Company recognized $6.3 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2021	$416
Provision for allowance for credit losses	1,963
Recoveries and other adjustments	(25)
Write off charged against the allowance for credit losses	(705)
Balance at March 31, 2022	$1,649

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents mainly consisted of U.S government and municipal obligations, commercial paper, corporate bonds, certificate of deposits, money market instruments and cash maintained with various financial institutions at March 31, 2022 and 2021.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2022	March 31, 2021	March 31, 2020	March 31, 2019
Cash and cash equivalents	$636,161	$467,176	$338,489	$409,632
Restricted cash	—	—	1,748	188
Total cash, cash equivalents and restricted cash	$636,161	$467,176	$340,237	$409,820
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.
Marketable Securities
The following is a summary of marketable securities held by NetScout at March 31, 2022 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$40,895	$(32)	$40,863
Commercial paper	23,353	—	23,353
Corporate bonds	823	(2)	821
Certificate of deposits	2,000	—	2,000
Total short-term marketable securities	67,071	(34)	67,037
Total long-term marketable securities	—	—	—
Total marketable securities	$67,071	$(34)	$67,037

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following is a summary of marketable securities held by NetScout at March 31, 2021, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$3,571	$7	$3,578
Commercial paper	5,699	—	5,699
Total short-term marketable securities	9,270	7	9,277
Total long-term marketable securities	—	—	—
Total marketable securities	$9,270	$7	$9,277
Contractual maturities of the Company's marketable securities held at March 31, 2022 and 2021 (in thousands) were as follows:

	March 31, 2022	March 31, 2021
Available-for-sale securities:
Due in 1 year or less	$67,037	$9,277
Due after 1 year through 5 years	—	—
	$67,037	$9,277

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at March 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at
	March 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$617,734	$18,427	$—	$636,161
U.S. government and municipal obligations	40,863	—	—	40,863
Commercial paper	—	23,353	—	23,353
Corporate bonds	821	—	—	821
Certificate of deposits	—	2,000	—	2,000
Derivative financial instruments	—	20	—	20
	$659,418	$43,800	$—	$703,218
LIABILITIES:
Derivative financial instruments	$—	$(78)	$—	$(78)
	$—	$(78)	$—	$(78)

	Fair Value Measurements at
	March 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$467,176	$—	$—	$467,176
U.S. government and municipal obligations	2,539	1,039	—	3,578
Commercial paper	—	5,699	—	5,699
Derivative financial instruments	—	57	—	57
	$469,715	$6,795	$—	$476,510
LIABILITIES:
Derivative financial instruments	$—	$(191)	$—	$(191)
	$—	$(191)	$—	$(191)

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
The Company's Level 2 investments are classified as such because they are valued using observable inputs other than Level 1 quoted prices that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets in markets that are not active.
The Company's Level 3 liabilities consisted of contingent purchase consideration related to the two acquisitions that occurred during the fiscal year 2020. The contingent purchase consideration related to the two acquisitions represented amounts deposited into escrow accounts, which were established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The $0.7 million of purchase consideration related to the Gigavation acquisition was paid to the
19

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

seller in February 2021. The $1.0 million contingent purchase consideration related to the Eastwind acquisition was paid to the seller in April 2020.
The Company's Level 3 assets consisted of contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018. The contingent consideration represented potential future earnout payments to the Company of up to $4.0 million over two years that were contingent on the HNT tools business achieving certain milestones. During the fiscal years ended March 31, 2022 and 2020, the Company recorded an $0.8 million change in the fair value of the contingent consideration, which is included in other income (expense), net within the Company's consolidated statement of operations. The $0.8 million of contingent consideration was paid to the Company as the final earnout during the fiscal year ended March 31, 2022.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the fiscal year ended March 31, 2022 (in thousands):

Contingent Consideration
Balance at March 31, 2021	$—
Change in fair value of contingent consideration	837
Collection of contingent consideration	(837)
Balance at March 31, 2022	$—
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the fiscal year ended March 31, 2021 (in thousands):

Contingent Purchase Consideration
Balance at March 31, 2020	$(1,748)
Payments made	1,748
Balance at March 31, 2021	$—

NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consisted of the following (in thousands):

	March 31,
	2022	2021
Raw materials	$14,779	$13,189
Work in process	695	16
Finished goods	5,761	6,168
Deferred costs	6,985	3,440
	$28,220	$22,813

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – FIXED ASSETS
Fixed assets consisted of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2022	2021
Furniture and fixtures	3-7	$9,757	$9,742
Computer equipment and internal use software	3-5	185,177	177,098
Leasehold improvements (1)	up to 12	54,442	53,980
Demonstration and spare part units	2-5	18,254	17,968
		267,630	258,788
Less – accumulated depreciation		(226,293)	(210,314)
		$41,337	$48,474
(1) Leasehold improvements are depreciated over the shorter of the lease term or anticipated useful life of the improvement.
Depreciation expense was $20.1 million, $22.4 million and $23.4 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

NOTE 8 – ACQUISITIONS
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

NOTE 9 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has one reporting unit. Goodwill is tested for impairment at a reporting unit level at least annually, as of January 31, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. At March 31, 2022 and 2021, the carrying amount of goodwill was $1.7 billion.
During fiscal years 2022 and 2021, the Company's annual impairment tests indicated that goodwill was not impaired. The Company completed its annual goodwill impairment test at January 31, 2022, using the qualitative (Step 0) assessment, and the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
The change in the carrying amount of goodwill for the fiscal year ended March 31, 2022 is due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2022 and 2021 are as follows (in thousands):

Balance at March 31, 2020	$1,725,680
Foreign currency translation impact	(8,126)
Balance at March 31, 2021	$1,717,554
Foreign currency translation impact	5,602
Balance at March 31, 2022	$1,723,156
Intangible Assets
The net carrying amounts of intangible assets were $433.4 million and $511.9 million at March 31, 2022 and 2021, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives. During the first quarter of fiscal year 2022, in conjunction with the renewal process of an acquired indefinite-lived trade name and the Company's focus on advancing new product lines, the Company reassessed the estimated economic life of the acquired indefinite-lived trade name. As a result, the Company began amortizing the acquired trade name over 8 years. Prior to reclassifying the acquired trade name to a finite-lived intangible asset, the Company tested the acquired trade name for impairment and determined the fair value of the asset exceeded the carrying value. This change in estimate does not materially impact the Company's income statement.
During the fiscal years ended March 31, 2022 and 2021, the Company acquired $50 thousand and $4.5 million of technology licenses, respectively. These amounts are included within distributor relationships and are being amortizing using the economic benefit method over useful lives of between one and four years. The Company did not acquire any technology licenses during the fiscal year ended March 31, 2020.
Intangible assets include the following amortizable intangible assets at March 31, 2022 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$250,247	$(224,426)	$25,821
Customer relationships	8 - 18 years	769,404	(384,347)	385,057
Distributor relationships and technology licenses	1 - 6 years	11,408	(8,896)	2,512
Definite-lived trademark and trade name (a)	2 - 9 years	57,748	(37,944)	19,804
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(983)	225
		$1,100,816	$(667,397)	$433,419
(a) The Company's $18.6 million acquired trade name changed from indefinite-lived during the first quarter of fiscal year 2022.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Intangible assets include the indefinite lived trade name with a carrying value of $18.6 million and the following amortizable intangible assets at March 31, 2021 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$252,071	$(212,688)	$39,383
Customer relationships	8 - 18 years	775,898	(333,903)	441,995
Distributor relationships and technology licenses	1 - 6 years	11,469	(7,829)	3,640
Definite-lived trademark and trade name	2 - 9 years	39,434	(31,467)	7,967
Core technology	10 years	7,192	(7,192)	—
Net beneficial leases	3 - 4 years	336	(336)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,281)	36
Other	1 - 20 years	1,208	(963)	245
		$1,091,217	$(597,951)	$493,266
Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense during the fiscal years ended March 31, 2022, 2021, and 2020 (in thousands).

	Years Ended March 31,
	2022	2021	2020
Amortization of intangible assets included as:
Cost of product revenue	14,600	20,457	26,664
Operating expense	59,761	61,151	64,525
	$74,361	$81,608	$91,189
The following is the expected future amortization expense at March 31, 2022 for the fiscal years ended March 31 (in thousands):

2023	$66,252
2024	58,019
2025	50,841
2026	46,517
2027	43,634
Thereafter	168,156
Total	$433,419

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

All of the Company's derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes. These contracts will mature over the next twelve months and are expected to impact earnings on or before maturity.
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at March 31, 2022 and 2021 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Derivatives Designated as Hedging Instruments:
Forward contracts	$5,578	$11,037	$20	$57	$78	$152
Derivatives Not Designated as Hedging Instruments:
Forward contracts	—	6,373	—	—	—	39
			$20	$57	$78	$191
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations during the fiscal years ended March 31, 2022 and 2021 (in thousands):

	Gain Recognized in OCI on Derivative (a)			Loss Reclassified from Accumulated OCI into Income (b)
	March 31,	March 31,		March 31,	March 31,
	2022	2021	Location	2022	2021
Forward contracts	$82	$274	Research and development	$(26)	$(57)
			Sales and marketing	(30)	(252)
	$82	$274		$(56)	$(309)

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations during the fiscal years ended March 31, 2022 and 2021 (in thousands):

		Gain Recognized in Income (a)
		March 31,	March 31,
	Location	2022	2021
Forward contracts	General and administrative	$141	$115
		$141	$115

(a) The amount represents the change in fair value of derivative contracts due to changes in spot rates.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 11 – RESTRUCTURING CHARGES
During the fiscal year ended March 31, 2019, the Company implemented a voluntary separation program (VSP) for employees who met certain requirements to reduce overall headcount. As a result of the related workforce reduction, the Company recorded restructuring charges totaling $17.2 million related to one-time termination benefits for employees who voluntarily terminated their employment with the Company during fiscal year 2019. Additional one-time employee-related termination benefit charges of $0.1 million were recorded and paid in full in the fiscal year ended March 31, 2020.
During the fiscal year ended March 31, 2020, the Company approved two restructuring plans to restructure certain departments to better align functions. During the second quarter of the fiscal year ended March 31, 2020, as a result of the first workforce reduction, the Company recorded a restructuring charge totaling $0.5 million during the fiscal year ended March 31, 2020. During the fourth quarter of the fiscal year ended March 31, 2020, as a result of the second workforce reduction, the Company recorded a restructuring charge totaling $2.1 million during the fiscal year ended March 31, 2020 and an additional $0.1 million during the fiscal year ended March 31, 2021. The one-time employee-related termination benefits for the two approved restructuring plans were paid in full during the fiscal year ended March 31, 2021.
The Company did not approve any restructuring plans during the fiscal year ended March 31, 2022.
The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	VSP	Q2 FY20 Plan	Q4 FY20 Plan	Total
Balance at March 31, 2019	$—	$—	$—	$—
Restructuring charges to operations	123	465	2,069	2,657
Cash payments	(123)	(434)	(339)	(896)
Other adjustments	—	(28)	(13)	(41)
Balance at March 31, 2020	$—	$3	$1,717	$1,720
Restructuring charges to operations	—	—	62	62
Cash payments	—	(3)	(1,860)	(1,863)
Other adjustments	—	—	81	81
Balance at March 31, 2021	$—	$—	$—	$—

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
In connection with the Second Amended and Restated Credit Agreement, the Company paid off the outstanding balance of $350 million under the Amended Credit Agreement on July 27, 2021 by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, the Company recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

consolidated statements of operations for the fiscal year ended March 31, 2022. At March 31, 2022, $350 million was outstanding under the Second Amended and Restated Credit Agreement.
At the Company's election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50%, or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by the Company, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2021, until the Company has delivered financial statements for the quarter ended March 31, 2022, the applicable margin will be 1.25% per annum for Term Benchmark Revolving loans and 0.25% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
The Company's consolidated gross leverage ratio is the ratio of its total funded debt compared to its consolidated EBITDA as defined in the Second Amended and Restated Credit Agreement (adjusted consolidated EBITDA). Adjusted consolidated EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the Second Amended and Restated Credit Agreement. The Company's secured net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company’s maximum secured net leverage ratio is 4.00 to 1.00
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2021, until the Company has delivered financial statements for the quarter ended March 31, 2022, the commitment fee will be 0.20% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Amended Credit Agreement

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

that the Company maintain a minimum consolidated interest coverage ratio. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of March 31, 2022, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
The Second Amended and Restated Credit Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the Second Amended and Restated Credit Agreement and related documents including a failure to meet the maximum total secured net leverage ratio covenant, defaults under certain other indebtedness, certain insolvency events, certain events arising under ERISA, a change of control and certain other events. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Second Amended and Restated Credit Agreement and the other loan documents.
The Company had unamortized capitalized debt issuance costs, net of $4.8 million at March 31, 2022, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $3.7 million was included as other assets in the Company's consolidated balance sheet at March 31, 2022.

NOTE 13 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Fiscal Year Ended March 31,
	2022	2021	2020
Numerator:
Net income (loss)	$35,874	$19,352	$(2,754)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	74,019	73,103	75,162
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	1,065	719	—
Denominator for diluted net income (loss) per share - weighted average shares outstanding	75,084	73,822	75,162
Net income (loss) per share:
Basic net income (loss) per share	$0.48	$0.26	$(0.04)
Diluted net income (loss) per share	$0.48	$0.26	$(0.04)

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Restricted stock units	1,222	2,864	675
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of unrecognized compensation expense. As the Company incurred a net loss in the fiscal year ended March 31, 2020, all outstanding restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average share outstanding.

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
The Company repurchased 1,330,678 shares for $35.6 million, 154,271 shares for $3.3 million, and 7,116,159 shares for $175.0 million of its common stock under the twenty-five million share repurchase program during the fiscal years ended March 31, 2022, 2021 and 2020, respectively. At March 31, 2022, 5,758,482 shares of common stock remained available to be purchased under the current repurchase program.
In connection with the vesting and release of the restriction on previously vested shares of restricted stock, the Company repurchased 546,053 shares for $15.7 million, 506,917 shares for $13.3 million and 519,241 shares for $11.9 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2022, 2021 and 2020, respectively. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under those programs.

NOTE 15 – STOCK PLANS
2011 Employee Stock Purchase Plan
On September 7, 2011, the Company's stockholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company's common stock have been reserved for issuance. On November 8, 2018, the Company increased the number of shares available under the ESPP by an additional 3,000,000 shares. The Company implemented the ESPP on March 1, 2012. Eligible employees may purchase shares of the Company's common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company's common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 if the contribution period is within any calendar year. However, if contribution periods overlap calendar years, an individual participant is eligible to utilize the unused portion of the $25,000 limit from the subsequent purchase in the current purchase up to $50,000. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through the last day of February of each year. During the fiscal year ended March 31, 2022, employees purchased 498,415 shares under the ESPP with a weighted average purchase price per share of $29.26. At March 31, 2022, 1,253,398 shares were available for future issuance under the ESPP.
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
The aggregate number of shares available for issuance under the 2019 Amended Plan will increase by 1.00 share for each share of common stock returned to the 2019 Amended Plan pursuant to a stock option or stock appreciation right and increase for each share: (i) subject to an award granted under the Amended 2007 Plan or 2019 Amended Plan that are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) any shares subject to an award under the Amended 2007 Plan or 2019 Amended Plan that are not issued because such award is settled in cash; (iii) any shares issued pursuant to an award granted under the Amended 2007 Plan or 2019 Amended Plan that are forfeited back to or repurchased by the Company because of failure to vest; and (iv) any shares that are reacquired or withheld by the Company to satisfy tax withholding obligations in connection with common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the Amended 2007 Plan and 2019 Amended Plan by 2.76 for awards that are returned to the 2019 Amended Plan prior to September 10, 2020 and by 2.32 shares

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

for awards that are returned to the 2019 Amended Plan on or after September 10, 2020. Furthermore, the share reserve under the 2019 Amended Plan is reduced by one share for each share of common stock issued pursuant to a stock option or stock appreciation right, 2.76 shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards granted under the 2019 Amended Plan on or after September 12, 2019 but prior to September 10, 2020 and 2.32 shares for each share of common stock issued pursuant to restricted stock, restricted stock units, performance stock awards, or other stock awards after September 10, 2020. At March 31, 2022, an aggregate of 4,627,934 shares of unvested equity awards were outstanding under the 2019 Amended Plan.
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
Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its independent directors, approximately 2% for awards granted to its senior executives, and approximately 5% granted to all remaining employees during the fiscal years ended March 31, 2022, 2021 and 2020.
Periodically, the Company grants share-based awards to employees, officers, and directors of the Company and its subsidiaries. During the fiscal year ended March 31, 2022, the Company granted performance-based restricted stock units to certain executive officers that vest based upon the Company's total shareholder return as compared to the Russell 2000 Index over a three-year period. The performance-based restricted stock units were valued using the Monte Carlo Simulation model. The measurement and recognition of compensation expense is based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period.
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

	Fiscal Year Ended March 31,
	2022	2021	2020
Cost of product revenue	$1,022	$1,038	$1,069
Cost of service revenue	6,020	5,823	5,774
Research and development	15,505	16,138	15,511
Sales and marketing	19,684	17,328	17,085
General and administrative	13,843	11,565	11,422
	$56,074	$51,892	$50,861

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Transactions under the Amended 2007, 2019 Plan and 2019 Amended Plan during the fiscal years ended March 31, 2022, 2021 and 2020 are summarized in the table below.

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2019	4,210,655	$30.84
Granted	2,062,110	26.32
Vested	(1,651,284)	31.03
Canceled	(347,008)	29.74
Outstanding – March 31, 2020	4,274,473	$28.68
Granted	2,038,681	27.42
Vested	(1,630,228)	28.63
Canceled	(187,313)	28.28
Outstanding – March 31, 2021	4,495,613	$28.14
Granted	2,121,937	29.06
Vested	(1,728,994)	29.04
Canceled	(260,622)	28.07
Outstanding – March 31, 2022	4,627,934	$28.23

At March 31, 2022, there were 4,779,939 shares of common stock available for grant under the 2019 Amended Plan.
The Company does not currently expect to repurchase shares from any source to satisfy its obligations under the 2019 Amended Plan.
The aggregate intrinsic value of stock options exercised and the fair value of restricted stock units vested at March 31, 2022, 2021 and 2020 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Total fair value of restricted stock unit awards vested	$49,593	$42,510	$37,783
At March 31, 2022, the total unrecognized compensation cost related to restricted stock unit awards was $95.9 million, which is expected to be amortized over a weighted-average period of 1.3 years.

NOTE 16 – PENSION BENEFIT PLANS
401(k) Plan
The Company has a defined contribution program for certain employees that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 50% of the employee's contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $7.1 million, $6.7 million and $6.7 million to the plan for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The components of the change in benefit obligation of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2022	2021
Benefit obligation, at beginning of year	$37,586	$32,805
Service cost	331	333
Interest cost	560	667
Benefits paid and other	(422)	(400)
Actuarial (gain) loss	(2,761)	2,205
Foreign exchange rate impact	(2,445)	1,976
Benefit obligation, at end of year	$32,849	$37,586
The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2022	2021
Fair value of plan assets, at beginning of year	$—	$—
Employer direct benefit payments	422	400
Benefits paid and other	(422)	(400)
Fair value of plan assets, at end of year	$—	$—
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the fiscal years ended March 31, 2022, 2021, and 2020 (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Service cost	$331	$333	$341
Interest cost	560	667	603
Net periodic pension cost	$891	$1,000	$944

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	March 31,	March 31,	March 31,
	2022	2021	2020
Discount rate	2.20%	1.60%	1.90%
Rate of compensation increase	3.00%	3.00%	3.00%
As of March 31, 2022, unrecognized actuarial gain of $2.8 million ($1.9 million, net of tax) which have not yet been recognized in net periodic pension cost are included in accumulated other comprehensive income (loss). The unrecognized actuarial gains and losses are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs. None of this amount is expected to be recognized in net periodic pension costs during the fiscal year ending March 31, 2022. No plan assets are expected to be returned to the Company during the fiscal year ending March 31, 2022.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Expected Contributions
During the fiscal year ended March 31, 2022, the Company contributed $422 thousand to its defined benefit pension plan. The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plan in the periods indicated (in thousands):

2023	$520
2024	$570
2025	$677
2026	$776
2027	$882
2028 - 2032	$5,842

NOTE 17 – INCOME TAXES
Income before income tax expense consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Domestic	$27,690	$4,985	$(1,502)
Foreign	15,202	17,319	3,426
	$42,892	$22,304	$1,924
The components of the income tax expense (benefit) are as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Current income tax expense:
Federal	$7,240	$14,701	$2,817
State	2,897	2,426	1,850
Foreign	9,343	9,902	9,712
	19,480	27,029	14,379
Deferred income tax benefit:
Federal	(7,240)	(18,190)	(5,287)
State	(3,406)	(3,404)	(2,897)
Foreign	(1,816)	(2,483)	(1,517)
	(12,462)	(24,077)	(9,701)
	$7,018	$2,952	$4,678

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The income tax expense (benefit) computed using the U.S. statutory federal income tax rate differs from NetScout's effective tax rate primarily due to the following:

	Fiscal Year Ended March 31,
	2022	2021	2020
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	1.1	2.4	(52.9)
U.S. federal and state research and development tax credits	(11.9)	(23.7)	(226.4)
Effect of foreign operations	6.3	(4.5)	46.8
Meals and entertainment	0.2	0.8	44.6
Change in valuation allowance	5.1	24.0	250.0
Internal restructuring charges	—	—	196.5
Stock compensation	2.0	5.1	172.7
Global intangible low taxed income	(0.1)	0.8	8.4
Foreign derived intangible income	(12.6)	(24.5)	(144.3)
Base erosion and anti-abuse act	—	—	(322.8)
Foreign withholding	5.2	13.8	222.5
Other permanent differences	0.1	(2.0)	27.0
	16.4%	13.2%	243.1%
Certain amounts in the table above for the fiscal years ended March 31, 2021 and 2020 have been reclassified to conform to the current period presentation.

The components of net deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$8,721	$8,480
Deferred revenue	17,267	17,648
Reserves	3,106	2,898
Pension and other retiree benefits	4,903	6,160
Net operating loss carryforwards	11,611	11,526
Tax credit carryforwards	21,132	19,432
Share-based compensation	6,172	5,397
Operating lease liability	15,639	17,333
Other deferred tax assets	658	2,116
Total gross deferred tax assets	89,209	90,990
Valuation allowance	(13,160)	(11,406)
Net deferred tax assets	76,049	79,584
Deferred tax liabilities:
Intangible assets	(117,839)	(132,635)
Operating lease right-of-use asset	(13,189)	(14,474)
Depreciation	(6,612)	(7,818)
Other deferred tax liabilities	(10,425)	(8,848)
Total deferred tax liabilities	$(72,016)	$(84,191)

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets by considering all positive and negative evidence. The Company weighs objective and verifiable evidence more heavily in this analysis. In situations where the Company concludes that it does not have sufficient objective and verifiable evidence to support the realizability of the asset it creates a valuation allowance against it. As a result, the Company established a valuation allowance of $11.4 million as of March 31, 2021 and $13.2 million as of March 31, 2022, representing an increase of $1.8 million. The increase in the valuation allowance as of March 31, 2022, as compared to March 31, 2021, is primarily due to deferred tax assets related to U.S. foreign tax credits that the Company believes are not more likely than not to be realized. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets as a tax benefit recorded in the period such determination is made.
At March 31, 2022, the Company had U.S. federal net operating loss carry forwards of $7 million and state net operating loss carryforwards of $54 million that are subject to expire at various dates beginning in 2025 and 2028, respectively. At March 31, 2022, the Company also had U.S. foreign tax credit carryforwards and state tax credits of $5 million and $9 million that are subject to expire at various dates beginning 2029 and 2030, respectively. At March 31, 2022, the Company had foreign net operating loss carryforwards of $42 million and foreign tax credit carryforwards of $7 million, respectively. The majority of foreign net operating losses and foreign tax credits have no expiration dates. As of March 31, 2022, the Company does not expect any U.S. federal and state net operating losses or research and development tax credits to go unutilized.
The Company files U.S. federal tax returns and files returns in various state, local and foreign jurisdictions. With respect to the U.S. federal and primary jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2017, although carryforward attributes that were generated prior to 2017 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions during the year, and some of those inquiries may include an audit of tax returns previously filed. In the normal course of business, NetScout and its subsidiaries are examined by various taxing authorities, including the IRS in the United States.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2022, 2021 and 2020 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
Balance at April 1,	$913	$1,151	$1,314
Additions based on tax positions related to the current year	28	48	49
Reductions of prior years tax positions due to lapse of statute of limitations	(303)	(286)	(212)
Balance at March 31,	$638	$913	$1,151
The Company is unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain. All of the unrecognized tax benefits would affect the effective tax rate if recognized.
The Company includes interest and penalties accrued in the consolidated financial statements as a component of the tax provision. The interest and penalties are immaterial to the provision.
Over the next twelve months, previously unrecognized tax benefits primarily due to the lapse of statute of limitations will be immaterial.
The Company continues to assert that certain historical book over tax outside basis differences primarily related to unremitted foreign earnings are permanently reinvested. The Company's intent is to only make distributions from its foreign subsidiaries in the future when they can be made at no or an immaterial net tax cost. Unremitted foreign earnings total approximately $141 million. The Company does not expect taxes related to the unremitted foreign earnings to be material if they were distributed which would primarily consist of foreign withholding taxes.

NOTE 18 – LEASES
The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company's contractual obligation to make lease payments over the lease term. The Company's policy is to combine lease and non-lease components

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

and to not recognize ROU assets and lease liabilities for short-term leases. Leases with an initial term of twelve months or less are classified as short-term leases. ROU assets are recorded and recognized at commencement for the lease liability amount, plus initial direct costs incurred less lease incentives received. Lease liabilities are recorded at the present value of future lease payments over the lease term at commencement. The discount rate used is generally the Company's estimated incremental borrowing rate unless the lessor's implicit rate is readily determinable. Incremental borrowing rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value over a similar term. Lease expenses relating to operating leases are recognized on a straight-line basis over the lease term.
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
The Company has an obligation to return certain leased facilities to their original condition at the end of the respective lease term. These obligations were not material to the Company's financial statements for all years presented.
Most of the Company's lease agreements contain variable payments, primarily for common area maintenance (CAM), which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the fiscal years ended March 31, 2022 and 2021 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Lease cost under long-term operating leases	$12,817	$13,092
Lease cost under short-term operating leases	4,127	3,678
Variable lease cost under short-term and long-term operating leases	3,523	3,800
Total operating lease cost	$20,467	$20,570

The table below presents supplemental cash flow information related to leases during the fiscal years ended March 31, 2022 and 2021 (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,002	$2,492

At March 31, 2022 and 2021, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	March 31, 2022	March 31, 2021
Weighted average remaining lease term in years - operating leases	6.98	7.70

Weighted average discount rate - operating leases	4.0%	4.1%

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Future minimum payments under non-cancellable leases at March 31, 2022 are as follows (in thousands):

Year Ending March 31,
2023	$12,789
2024	11,635
2025	11,038
2026	9,666
2027	7,408
Thereafter	22,406
Total lease payments	$74,942
Less imputed interest	(9,604)
Present value of lease liabilities	$65,338

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Legal
From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties' claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. The jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awarded pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, NetScout appealed, and in July 2020, the Court of Appeals for the Federal Circuit (Federal Circuit) issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. In March 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. In addition, on September 8 and 9, 2021, in proceedings initiated by third parties that did not involve NetScout, the Patent Trial and Appeal Board (PTAB) invalidated all the patent claims that were also asserted against NetScout in this case. After the PTAB decisions were issued, NetScout moved, among other things, to dismiss the case and enter judgment in its favor on the grounds that the PTAB decisions invalidating the asserted claims precluded Plaintiff from continuing to assert its patent infringement causes of action and from seeking damages from NetScout. The District Court recently denied NetScout’s motion with respect to its request to dismiss the case and enter judgment in its favor, but in response to alternative requests for relief requested by NetScout, vacated $1.7 million of the "enhanced" jury verdict amount of $2.8 million and also lowered the ongoing royalty rate on the G10 and GeoBlade products. The District Court entered an amended final judgment awarding Plaintiff $2.25 million in post-suit damages, $1.1 million in enhanced damages, pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last expiration date being June 2022. NetScout has time remaining with respect to its right to appeal from the entry of the amended final judgment. In view of the current circumstances, and if the post-suit and enhanced damages award along with the associated interest and royalties survives the recent PTAB invalidation decisions and any appeal NetScout may take, NetScout has concluded that the risk of

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

loss associated with such damages award remains "probable" in accounting terms, and that the risk of loss associated with pre-suit damages is remote.
Unconditional Purchase Obligations
At March 31, 2022, the Company had unconditional purchase obligations of $74.1 million, which represent estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

NOTE 20 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and export controls. The Company reports revenues and income under one reportable segment.
Total revenue by geography is as follows (in thousands):

	Fiscal Year Ended March 31,
	2022	2021	2020
United States	$501,043	$484,129	$545,620
Europe	165,190	160,372	154,510
Asia	64,968	56,562	59,939
Rest of the world	124,374	130,219	131,751
	$855,575	$831,282	$891,820
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

NOTE 21 – SUBSEQUENT EVENTS
On May 3, 2022, the Company’s Board of Directors approved a new share repurchase program that will enable the Company to repurchase up to twenty-five million shares of its common stock. This new program will become effective once the Company’s existing twenty-five million share repurchase program that was approved October 24, 2017 is completed. As of March 31, 2022, there were 5,758,482 shares available for repurchase under the existing program. The Company plans to acquire shares in open market transactions that may use a 10b5-1 plan, and may also repurchase shares via accelerated share repurchase program (ASR), tender offers, privately negotiated transactions or by other means. Repurchases under this new program will be funded from one or a combination of existing cash balances, future free cash flow and indebtedness. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of its new share repurchase program. The timing and amount of future repurchase activity under the new program will depend on market conditions, corporate considerations, debt agreements, and regulatory requirements. The new program may be modified, suspended or terminated at any time by the Board.
On May 3, 2022, the Company's Board of Directors authorized an accelerated share repurchase program (ASR Program) to repurchase an aggregate of up to $150 million of the Company's common stock under the Company's existing twenty-five million share repurchase program approved on October 24, 2017 (until such program was completed) and the new twenty-five million share repurchase program approved on May 3, 2022. On May 9, 2022, the Company announced that it entered into agreements with Mizuho Markets Americas LLC and Wells Fargo Bank, National Association (the Dealers) to repurchase an aggregate of $150 million of the Company's common stock via the ASR Program.
On May 9, 2022, the Company repaid $150.0 million of borrowings under the Second Amended and Restated Credit Agreement.
In May of 2022, the Company received the District Court's ruling regarding enhanced damages for the Packet Intelligence matter. The Company accrued an additional $1.1 million related to that ruling after the issuance of its earnings release on May 5, 2022 as the amount became probable and estimable.

NetScout Systems, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Fiscal Year	Additions Resulting in Charges to Operations	Charges to Other Accounts	Deductions Due to Write-Offs	Balance at End of Fiscal Year
Fiscal year ended March 31, 2020
Allowance for credit losses	$1,583	$1,450	$(1,202)	$(481)	$1,350
Deferred tax asset valuation allowance	$835	$4,806	$—	$—	$5,641
Fiscal year ended March 31, 2021
Allowance for credit losses	$1,350	$48	$(733)	$(249)	$416
Deferred tax asset valuation allowance	$5,641	$5,765	$—	$—	$11,406
Fiscal year ended March 31, 2022
Allowance for credit losses	$416	$1,963	$(25)	$(705)	$1,649
Deferred tax asset valuation allowance	$11,406	$1,720	$—	$—	$13,126

S-1