Form 10-Q
period 2022-06-30
NETSCOUT SYSTEMS INC
filed 2022-08-04
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 27, 2022 was 71,484,137.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2022	March 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$332,502	$636,161
Marketable securities	42,144	67,037
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,614 and $1,649 at June 30, 2022 and March 31, 2022, respectively	112,889	148,245
Inventories and deferred costs	22,840	28,220
Prepaid income taxes	21,271	9,349
Prepaid expenses and other current assets	31,749	32,927
Total current assets	563,395	921,939
Fixed assets, net	40,328	41,337
Operating lease right-of-use assets	52,473	54,996
Goodwill	1,726,200	1,723,156
Intangible assets, net	414,950	433,419
Deferred income taxes	6,646	6,883
Other assets	12,643	12,979
Total assets	$2,816,635	$3,194,709
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,848	$21,959
Accrued compensation	51,000	75,788
Accrued other	33,194	32,064
Income taxes payable	2,924	4,353
Deferred revenue and customer deposits	297,243	330,585
Current portion of operating lease liabilities	10,985	11,411
Total current liabilities	415,194	476,160
Other long-term liabilities	7,642	7,470
Deferred tax liability	75,192	78,899
Accrued long-term retirement benefits	33,688	34,737
Long-term deferred revenue and customer deposits	126,621	133,121
Operating lease liabilities, net of current portion	51,409	53,927
Long-term debt	200,000	350,000
Total liabilities	909,746	1,134,314
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2022 and March 31, 2022	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 127,371,813 and 126,425,383 shares issued and 71,483,821 and 74,102,293 shares outstanding at June 30, 2022 and March 31, 2022, respectively	127	126
Additional paid-in capital	2,993,163	3,023,403
Accumulated other comprehensive income (loss)	(147)	141
Treasury stock at cost, 55,887,992 and 52,323,090 shares at June 30, 2022 and March 31, 2022, respectively	(1,489,687)	(1,373,840)
Retained earnings	403,433	410,565
Total stockholders' equity	1,906,889	2,060,395
Total liabilities and stockholders' equity	$2,816,635	$3,194,709
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2022	2021
Revenue:
Product	$98,251	$81,950
Service	110,561	108,322
Total revenue	208,812	190,272
Cost of revenue:
Product	26,805	23,165
Service	30,909	31,245
Total cost of revenue	57,714	54,410
Gross profit	151,098	135,862
Operating expenses:
Research and development	43,457	42,820
Sales and marketing	76,323	65,958
General and administrative	24,790	22,745
Amortization of acquired intangible assets	13,881	15,006
Restructuring charges	1,774	—
Total operating expenses	160,225	146,529
Loss from operations	(9,127)	(10,667)
Interest and other expense, net:
Interest income	276	63
Interest expense	(1,864)	(2,154)
Other income (expense), net	230	(329)
Total interest and other expense, net	(1,358)	(2,420)
Loss before income tax benefit	(10,485)	(13,087)
Income tax benefit	(3,353)	(1,746)
Net loss	$(7,132)	$(11,341)
Basic net loss per share	$(0.10)	$(0.15)
Diluted net loss per share	$(0.10)	$(0.15)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	72,452	73,859
Net loss per share - diluted	72,452	73,859
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2022	2021
Net loss	$(7,132)	$(11,341)
Other comprehensive income (loss):
Cumulative translation adjustments	(251)	19
Changes in market value of investments:
Changes in unrealized losses, net of tax benefit of ($3), and ($1), respectively	(11)	(5)
Total net change in market value of investments	(11)	(5)
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefit) taxes of ($46), and $40, respectively	(148)	129
Reclassification adjustment for net gains (losses) included in net loss, net of taxes (benefit) of $38, and ($25), respectively	122	(80)
Total net change in market value of derivatives	(26)	49
Other comprehensive income (loss)	(288)	63
Total comprehensive loss	$(7,420)	$(11,278)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2022	126,425,383	$126	$3,023,403	$141	52,323,090	$(1,373,840)	$410,565	$2,060,395
Net loss							(7,132)	(7,132)
Unrealized net investment losses				(11)				(11)
Unrealized net loss on derivative financial instruments				(26)				(26)
Cumulative translation adjustments				(251)				(251)
Issuance of common stock pursuant to vesting of restricted stock units	946,430	1						1
Stock-based compensation expense for restricted stock units granted to employees			14,760					14,760
Repurchase of treasury stock			(45,000)		3,564,902	(115,847)		(160,847)
Balance, June 30, 2022	127,371,813	$127	$2,993,163	$(147)	55,887,992	$(1,489,687)	$403,433	$1,906,889

	Three Months Ended June 30, 2021
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2021	124,197,974	$124	$2,955,400	$(1,940)	50,446,359	$(1,322,496)	$374,691	$2,005,779
Net loss							(11,341)	(11,341)
Unrealized net investment losses				(5)				(5)
Unrealized net gains on derivative financial instruments				49				49
Cumulative translation adjustments				19				19
Issuance of common stock pursuant to vesting of restricted stock units	496,763	—						—
Stock-based compensation expense for restricted stock units granted to employees			13,231					13,231
Repurchase of treasury stock					164,133	(4,777)		(4,777)
Balance, June 30, 2021	124,694,737	$124	$2,968,631	$(1,877)	50,610,492	$(1,327,273)	$363,350	$2,002,955

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,132)	$(11,341)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	21,585	24,237
Operating lease right-of-use assets	2,663	2,679
Loss on disposal of fixed assets	—	1
Share-based compensation expense	15,581	13,965
Deferred income taxes	(3,290)	(2,896)
Other losses	—	217
Changes in assets and liabilities
Accounts receivable and unbilled costs	35,266	51,773
Inventories	4,156	1,132
Prepaid expenses and other assets	(10,793)	(7,416)
Accounts payable	(2,483)	(1,084)
Accrued compensation and other expenses	(23,772)	(29,432)
Operating lease liabilities	(3,085)	(2,984)
Income taxes payable	(1,607)	(1,461)
Deferred revenue	(39,610)	(13,334)
Net cash (used in) provided by operating activities	(12,521)	24,056
Cash flows from investing activities:
Purchase of marketable securities	(27,691)	(5,696)
Proceeds from sales and maturity of marketable securities	52,570	8,230
Purchase of fixed assets	(2,201)	(2,578)
Purchase of intangible assets	(161)	—
Decrease in deposits	5	12
Net cash provided by (used in) investing activities	22,522	(32)
Cash flows from financing activities:
Issuance of common stock under stock plans	1	—
Treasury stock repurchases, including accelerated share repurchases	(150,039)	—
Tax withholding on restricted stock units	(10,808)	(4,777)
Repayment of long-term debt	(150,000)	—
Net cash used in financing activities	(310,846)	(4,777)
Effect of exchange rate changes on cash and cash equivalents	(2,814)	745
Net (decrease) increase in cash and cash equivalents	(303,659)	19,992
Cash and cash equivalents, beginning of period	636,161	467,176
Cash and cash equivalents, end of period	$332,502	$487,168
Supplemental disclosures:
Cash paid for interest	$1,310	$1,393
Cash paid for income taxes	$13,179	$12,730
Non-cash transactions:
Transfers of inventory to fixed assets	$1,212	$949
Additions to property, plant and equipment included in accounts payable	$382	$76
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the Securities and Exchange Commission on May 19, 2022.
COVID-19 Risks and Uncertainties
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. The future impacts of the pandemic and any resulting economic impact on the Company's operations are evolving. It is possible that the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company's future results of operations, cash flows and financial position as well as its customers.
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has taken and continues to take precautionary actions to manage costs and spending across the organization. This includes managing discretionary spending and hiring activities. In addition, based on covenant levels, the Company had, as of June 30, 2022, an incremental $600 million available under its revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company had elected to defer the employer-paid portion of social security taxes. As of June 30, 2022, the Company had deferred $4.5 million of employer payroll taxes, which is required to be deposited by December 2022. The balance of $4.5 million was included as accrued other in the Company's consolidated balance sheet at June 30, 2022.
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
During the three months ended June 30, 2022, the Company recognized revenue of $114.1 million related to the Company's deferred revenue balance reported at March 31, 2022.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at June 30, 2022.
At June 30, 2022, the Company had total deferred revenue of $423.9 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $297.3 million, or 70%, of this revenue during the next 12 months, and expects to recognize the remaining $126.6 million, or 30%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $5.5 million and $9.4 million at June 30, 2022 and March 31, 2022, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the three months ended June 30, 2022.
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

At June 30, 2022, the consolidated balance sheet included $9.6 million in assets related to sales commissions to be expensed in future periods. A balance of $5.2 million was included in prepaid expenses and other current assets, and a balance of $4.4 million was included in other assets in the Company's consolidated balance sheet at June 30, 2022. At March 31, 2022, the consolidated balance sheet included $8.8 million in assets related to sales commissions to be expensed in future periods. A balance of $4.6 million was included in prepaid expenses and other current assets, and a balance of $4.2 million was included in other assets in the Company's consolidated balance sheet at March 31, 2022.
During the three months ended June 30, 2022 and 2021, respectively, the Company recognized $1.7 million and $1.6 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2022	$1,649
Provision for allowance for credit losses	(130)
Recoveries and other adjustments	136
Write off charged against the allowance for credit losses	(41)
Balance at June 30, 2022	$1,614

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At June 30, 2022, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partners accounted for more than 10% of the accounts receivable balance. At March 31, 2022, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three months ended June 30, 2022, two direct customers, AT&T and Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of total revenue. During the three months ended June 30, 2021, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue.
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
On September 10, 2020, the Company's stockholders approved an amendment and restatement of the 2019 Plan (2019 Amended Plan) to increase the number of shares reserved for issuance by 4,700,000 shares, established a one-year minimum vesting requirement for awards granted on or after September 10, 2020, and changed the factor used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Amended Plan.

Periodically, the Company grants share-based awards to employees, officers, and directors of the Company and its subsidiaries. During the fiscal year ended March 31, 2022, the Company granted performance-based restricted stock units to certain executive officers that vest based upon the Company's total shareholder return as compared to the Russell 2000 Index over a three-year period ending in June 2024. The performance-based restricted stock units were valued using the Monte Carlo Simulation model. The measurement and recognition of compensation expense is based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period.
The following is a summary of share-based compensation expense including restricted stock units and performance-based restricted stock units granted pursuant to the Company's Amended 2007 Plan, the 2019 Plan, and the 2019 Amended Plan and employee stock purchases made under the Company's 2011 Employee Stock Purchase Plan, as amended (ESPP), based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended
	June 30,
	2022	2021
Cost of product revenue	$292	$274
Cost of service revenue	1,745	1,613
Research and development	4,431	4,091
Sales and marketing	5,750	4,814
General and administrative	3,363	3,173
	$15,581	$13,965
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2022. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year.
NOTE 5 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, certificate of deposits, money market instruments and cash maintained with various financial institutions at June 30, 2022 and March 31, 2022.
Marketable Securities
The following is a summary of marketable securities held by NetScout at June 30, 2022, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$14,981	$(43)	$14,938
Commercial paper	21,035	—	21,035
Corporate bonds	827	(3)	824
Certificates of deposit	5,347	—	5,347
Total short-term marketable securities	42,190	(46)	42,144
Total long-term marketable securities	—	—	—
Total marketable securities	$42,190	$(46)	$42,144

The following is a summary of marketable securities held by NetScout at March 31, 2022, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$40,895	$(32)	$40,863
Commercial paper	23,353	—	23,353
Corporate bonds	823	(2)	821
Certificates of deposit	2,000	—	2,000
Total short-term marketable securities	67,071	(34)	67,037
Total long-term marketable securities	—	—	—
Total marketable securities	$67,071	$(34)	$67,037
Contractual maturities of the Company's marketable securities held at June 30, 2022 and March 31, 2022 were as follows (in thousands):

	June 30, 2022	March 31, 2022
Available-for-sale securities:
Due in 1 year or less	$42,144	$67,037
Due after 1 year through 5 years	—	—
	$42,144	$67,037
NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at June 30, 2022 and March 31, 2022 (in thousands):

	Fair Value Measurements at
	June 30, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$291,084	$41,418	$—	$332,502
U.S. government and municipal obligations	12,933	2,005	—	14,938
Commercial paper	—	21,035	—	21,035
Corporate bonds	824	—	—	824
Certificate of deposits	—	5,347	—	5,347
	$304,841	$69,805	$—	$374,646
LIABILITIES:
Derivative financial instruments	$—	$(91)	$—	$(91)
	$—	$(91)	$—	$(91)

	Fair Value Measurements at
	March 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$617,734	$18,427	$—	$636,161
U.S. government and municipal obligations	40,863	—	—	40,863
Commercial paper	—	23,353	—	23,353
Corporate bonds	821	—	—	821
Certificate of deposits	—	2,000	—	2,000
Derivative financial instruments	—	20	—	20
	$659,418	$43,800	$—	$703,218
LIABILITIES:
Derivative financial instruments	$—	$(78)	$—	$(78)
	$—	$(78)	$—	$(78)
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
NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2022	March 31, 2022
Raw materials	$16,181	$14,779
Work in process	324	695
Finished goods	5,930	5,761
Deferred costs	405	6,985
	$22,840	$28,220
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has one reporting unit. The Company assesses goodwill for impairment at the reporting unit level at least annually, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment test on January 31, 2022 using the qualitative assessment as the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
At June 30, 2022 and March 31, 2022, the carrying amount of goodwill was $1.7 billion. The change in the carrying amount of goodwill for the three months ended June 30, 2022 was due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.

The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2022 as follows (in thousands):

Balance at March 31, 2022	$1,723,156
Foreign currency translation impact	3,044
Balance at June 30, 2022	$1,726,200
Intangible Assets
The net carrying amounts of intangible assets were $415.0 million and $433.4 million at June 30, 2022 and March 31, 2022, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
Intangible assets include the following amortizable intangible assets at June 30, 2022 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$249,305	$(225,894)	$23,411
Customer relationships	8 - 18 years	766,048	(395,470)	370,578
Distributor relationships and technology licenses	1 - 6 years	11,511	(9,164)	2,347
Definite-lived trademark and trade name	2 - 9 years	57,601	(39,207)	18,394
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(988)	220
		$1,096,474	$(681,524)	$414,950

Intangible assets include the following amortizable intangible assets at March 31, 2022 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$250,247	$(224,426)	$25,821
Customer relationships	8 - 18 years	769,404	(384,347)	385,057
Distributor relationships and technology licenses	1 - 6 years	11,408	(8,896)	2,512
Definite-lived trademark and trade name	2 - 9 years	57,748	(37,944)	19,804
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(983)	225
		$1,100,816	$(667,397)	$433,419

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended
	June 30,
	2022	2021
Amortization of intangible assets included as:
Cost of product revenue	$2,653	$3,662
Operating expense	13,886	15,011
	$16,539	$18,673
The following is the expected future amortization expense at June 30, 2022 for the fiscal years ending March 31 (in thousands):

2023 (remaining nine months)	$49,531
2024	57,837
2025	50,676
2026	46,323
2027	43,447
Thereafter	167,136
$414,950

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at June 30, 2022 and March 31, 2022 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022
Derivatives Designated as Hedging Instruments:
Forward contracts	$1,997	$5,578	$—	$20	$91	$78
			$—	$20	$91	$78
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	June 30, 2022	June 30, 2021	Location	June 30, 2022	June 30, 2021
Forward contracts	$(194)	$169	Research and development	$2	$(8)
			Sales and marketing	158	(97)
	$(194)	$169		$160	$(105)
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Loss Recognized in Income (a)
	Location	June 30, 2022	June 30, 2021
Forward contracts	General and administrative	$—	$(248)
		$—	$(248)
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
In connection with the Second Amended and Restated Credit Agreement, during the fiscal year ended March 31, 2022, the Company paid off the outstanding balance of $350 million under the Amended Credit Agreement by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, the Company recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2022. On May 9, 2022, the Company repaid $150.0 million of borrowings under the Second Amended and Restated Credit Agreement. At June 30, 2022, $200 million was outstanding under the Second Amended and Restated Credit Agreement.
At the Company's election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50%, or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by the Company, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2022, until the Company has delivered financial statements for the quarter ended June 30, 2022, the applicable margin will be 1.25% per annum for Term Benchmark Revolving loans and 0.25% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.

The Company's consolidated gross leverage ratio is the ratio of its consolidated total debt compared to its consolidated EBITDA as defined in the Second Amended and Restated Credit Agreement (adjusted consolidated EBITDA). Adjusted consolidated EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the Second Amended and Restated Credit Agreement.
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2022, until the Company has delivered financial statements for the quarter ended June 30, 2022, the commitment fee will be 0.20% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Amended Credit Agreement that the Company maintain a minimum consolidated interest coverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company’s maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of June 30, 2022, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
The Company had unamortized capitalized debt issuance costs, net of $4.6 million at June 30, 2022, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $3.5 million was included as other assets in the Company's consolidated balance sheet.

NOTE 11 – RESTRUCTURING CHARGES
During the three months ended June 30, 2022, the Company restructured certain departments to better align functions resulting in the termination of eighteen employees. As a result of the workforce reduction, during the three months ended June 30, 2022, the Company recorded a restructuring charge totaling $1.8 million related to one-time employee-related termination benefits for the employees that were notified of their termination during the period. The one-time termination benefits will be paid in full during the fiscal year ending March 31, 2023.
The following table provides a summary of the activity related to the restructuring plan and the restructuring liability (in thousands):

Q1FY23 Plan
Balance at March 31, 2022	$—
Restructuring charges to operations	1,771
Cash payments	(218)
Balance at June 30, 2022	$1,553

NOTE 12 - LEASES
The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company's contractual obligation to make lease payments over the lease term. The Company's policy is to combine lease and non-lease components and to not recognize ROU assets and lease liabilities for short-term leases. Leases with an initial term of twelve months or less are classified as short-term leases. ROU assets are recorded and recognized at commencement for the lease liability amount, plus initial direct costs incurred less lease incentives received. Lease liabilities are recorded at the present value of future lease payments over the lease term at commencement. The discount rate used is generally the Company's estimated incremental borrowing rate unless the lessor's implicit rate is readily determinable. Incremental borrowing rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value over a similar term. Lease expenses relating to operating leases are recognized on a straight-line basis over the lease term.
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
The Company has an obligation to return certain leased facilities to their original condition at the end of the respective lease term. These obligations were not material to the Company's financial statements for all periods presented.
Most of the Company's lease agreements contain variable payments, primarily for common area maintenance (CAM), which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the three months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended
	June 30,
	2022	2021
Lease cost under long-term operating leases	$3,122	$3,275
Lease cost under short-term operating leases	775	560
Variable lease cost under short-term and long-term operating leases	983	833
Total operating lease cost	$4,880	$4,668

The table below presents supplemental cash flow information related to leases during the three months ended June 30, 2022 and 2021 (in thousands):

	June 30, 2022	June 30, 2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$273	$—

At June 30, 2022 and March 31, 2022, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	June 30, 2022	March 31, 2022
Weighted average remaining lease term in years - operating leases	6.82	6.98

Weighted average discount rate - operating leases	4.0%	4.0%
Future minimum payments under non-cancellable leases at June 30, 2022 are as follows (in thousands):

Year ending March 31:
2023 (remaining nine months)	$9,290
2024	11,645
2025	10,997
2026	9,642
2027	7,393
Thereafter	22,396
Total lease payments	$71,363
Less imputed interest	(8,969)
Present value of lease liabilities	$62,394
NOTE 13 – COMMITMENTS AND CONTINGENCIES
From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties' claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. In October 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awarded pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, NetScout appealed, and in July 2020, the Court of Appeals for the Federal Circuit (Federal Circuit) issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. In March 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. In addition, on September 8 and 9, 2021, in proceedings initiated by third parties that did not involve NetScout, the Patent Trial and Appeal Board (PTAB) invalidated all the patent claims that were also asserted against NetScout in this case. After the PTAB decisions were issued, NetScout moved, among other things, to dismiss the case and enter judgment in its favor on the grounds that the PTAB decisions invalidating the asserted claims precluded Plaintiff from continuing to assert its patent infringement causes of action and from seeking damages from NetScout. The District Court denied NetScout’s motion with respect to its request to dismiss the case and enter judgment in its favor, but in response to alternative requests for relief requested by NetScout, vacated $1.7 million of the "enhanced" jury verdict amount of $2.8 million and also lowered the ongoing royalty rate on the G10 and GeoBlade products. The District Court entered an amended final judgment awarding

Plaintiff $2.25 million in post-suit damages, $1.1 million in enhanced damages, pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last expiration date being June 2022. On July 20, 2022, NetScout filed a notice of appeal to the Court of Appeals for the Federal Circuit from, among other things, the amended final judgment. In view of the current circumstances, and if the post-suit and enhanced damages award along with the associated interest and royalties survives the recent PTAB invalidation decisions and NetScout's appeal, NetScout has concluded that the risk of loss associated with such damages award remains "probable" in accounting terms, and that the risk of loss associated with pre-suit damages is remote.
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022	2021
Service cost	$45	$45
Interest cost	92	91
Net periodic pension cost	$137	$136

Expected Contributions
During the three months ended June 30, 2022, the Company made contributions of $0.1 million to its defined benefit pension plans. During the fiscal year ending March 31, 2023, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 15 – TREASURY STOCK
On October 24, 2017, the Company's Board of Directors approved a share repurchase program that enabled the Company to repurchase up to twenty-five million shares of its common stock (2017 Share Repurchase Program). This program became effective when the Company's previously disclosed twenty million share repurchase program was completed. The Company was not obligated to acquire any specific amount of common stock within any particular timeframe as a result of this share repurchase program. Through June 30, 2022, the Company repurchased a total of 22,497,332 shares for $612.6 million in the open market under the 2017 Share Repurchase Program, and at June 30, 2022, 2,502,668 shares of common stock remained available to be purchased under the 2017 Share Repurchase Program.
On May 3, 2022, the Company's Board of Directors approved a new share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). This new program will become effective once the Company's 2017 Share Repurchase Program is completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of its new share repurchase program.
On May 9, 2022, the Company entered into accelerated share repurchase (ASR) agreements with Mizuho Markets Americas LLC and Wells Fargo Bank, National Association (the Dealers) to repurchase an aggregate of $150 million of the Company's common stock via accelerated stock repurchase transactions under the 2017 Share Repurchase Program. Under the terms of the ASR, the Company made a $75 million payment to each of the Dealers on May 10, 2022, and received an initial delivery of 1,627,907 shares from each of the Dealers, or 3,255,814 shares in the aggregate, which is approximately 70 percent of the total number of shares of the Company's common stock expected to be repurchased under the ASR. These shares were deducted under the 2017 Share Repurchase Program. The final number of shares repurchased under the ASR is dependent upon the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The delivery of additional shares of common stock to the Company or an additional delivery of shares of common stock or a cash payment, at NetScout's election, by the Company to the Dealers may be required. The final settlement of each of the ASR transactions is expected to occur no later than the end of the third quarter of the fiscal year ending March 31, 2023.

In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 309,088 shares and 164,133 shares at a cost of $10.8 million and $4.8 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2022 and 2021, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.
NOTE 16 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2022	2021
Numerator:
Net loss	$(7,132)	$(11,341)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	72,452	73,859
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	72,452	73,859
Net loss per share:
Basic net loss per share	$(0.10)	$(0.15)
Diluted net loss per share	$(0.10)	$(0.15)
The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2022	2021
Restricted stock units	1,735	1,353
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the three months ended June 30, 2022 and 2021, all outstanding restricted stock units and performance-based restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
The delivery of approximately 3.3 million shares under the Company's ASR agreements reduced the Company's outstanding shares used to determine the weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended June 30, 2022. See Note 15 for additional information.
NOTE 17 – INCOME TAXES
Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes, valuation allowances, and U.S. taxation on foreign earnings, partially offset by research and development tax credits, foreign tax credits, stock related compensation and the foreign derived intangible income deduction.
The Company's effective tax rates of 32.0% and 13.3% represented an income tax benefit for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three months ended June 30, 2022 differed from the effective tax rate for the three months ended June 30, 2021 primarily due to the impact of research and development tax credits, U.S. taxation of foreign earnings and the foreign derived intangible income deduction relative to forecasted profits, which were partially offset by a discrete benefit from stock compensation during the three months ended June 30, 2022.

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2022	2021
United States	$134,801	$102,893
Europe	33,765	38,556
Asia	13,675	17,316
Rest of the world	26,571	31,507
	$208,812	$190,272
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this Quarterly Report (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.
Overview
We are an industry leader with over three decades of experience in providing service assurance and cybersecurity solutions that are based on our pioneering deep packet inspection technology at scale, which is used by customers worldwide to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments, the rapidly evolving cybersecurity threat landscape, business intelligence and analytics advancements, and the 5G evolution in both the service provider and enterprise customer verticals.
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
In response to the Russian military operations in Ukraine, we have ceased business operations in Russia, including sales, support on existing contracts and professional services. The United States and other countries have imposed sanctions on Russia that could impact our future revenue streams. These events did not have a material impact on our financial statements for the three months ended June 30, 2022. We will continue to monitor the impact of these events on all aspects of our business.

COVID-19 Impact
We continue to closely monitor the impact of the corona-virus (COVID-19) pandemic on all aspects of our business, including how it has impacted and could continue to impact our customers, employees, supply chain, and distribution network. For fiscal year 2022, as people in the world began to get immunized and started to adapt to a "new normal", we observed that technology and project spending resumed and we focused on advancing our products, growing revenue, enhancing earnings per share, and generating free cash flow.
We believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business as the pandemic continues and as a recovery slowly occurs. We expect net cash provided by operations combined with cash, cash equivalents and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company but will invest in areas that advance our business for the future, as necessary. In addition to our cash equivalents, based on covenant levels at June 30, 2022, we had, as of June 30, 2022, an incremental $600 million available to us under our revolving credit facility.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We have elected to defer the employer-paid portion of social security taxes. As of June 30, 2022, we had deferred $4.5 million of employer payroll taxes which is required to be deposited by December 2022.
Results Overview
Total revenue increased $18.5 million for the three months ended June 30, 2022 as compared to total revenue for the three months ended June 30, 2021 primarily due to an increase in revenue from the product portion of our service assurance offerings from service provider customers, as well as an increase in revenue from security offerings.
Our gross profit percentage increased by one percentage point to 72% during the three months ended June 30, 2022 as compared with the three months ended June 30, 2021.
Net loss for the three months ended June 30, 2022 was $7.1 million, as compared with net loss for the three months ended June 30, 2021 of $11.3 million, a decrease of $4.2 million. The decrease in net loss was primarily due to an $18.5 million increase in revenue, a $4.4 million decrease in employee-related costs, a $3.5 million decrease in direct material costs, a $2.1 million decrease in amortization of intangible assets, a $1.6 million decrease in income tax expense, a $1.1 million decrease in inventory obsolescence charges, and a $1.0 million decrease in cost of materials used to support customers under service contracts. These decreases in net loss were partially offset by a $9.3 million increase in costs to deliver radio frequency propagation modeling projects, a $5.9 million increase in expenses related to trade shows, user conferences and other events, a $4.6 million increase in commissions expense, a $3.4 million increase in travel expense attributable to the lifting of some COVID-19 related restrictions, a $1.8 million increase in restructuring expense, and a $1.7 million increase in advertising and other marketing related costs.
At June 30, 2022, we had cash, cash equivalents and marketable securities of $374.6 million. This represents a decrease of $328.6 million from $703.2 million at March 31, 2022. This decrease was primarily due to $150.0 million used in treasury stock repurchases under an ASR program, $150.0 million used to repay long-term debt, $10.8 million used for tax withholdings on restricted stock units, $12.5 million used in operations, and $2.2 million used for capital expenditures during the three months ended June 30, 2022.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations includes the aforementioned adjustments and also removes business development and integration expense, compensation for post-combination services, restructuring charges, and transitional service agreement expenses. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, net of related income tax effects. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
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
The following table reconciles revenue, gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three months ended June 30, 2022 and 2021 (in thousands, except for per share amounts):

	Three Months Ended
	June 30,
	2022	2021
Revenue (GAAP and non-GAAP)	$208,812	$190,272

GAAP gross profit	$151,098	$135,862
Share-based compensation expense	2,037	1,887
Amortization of acquired intangible assets	2,328	3,360
Acquisition related depreciation expense	7	5
Non-GAAP gross profit	$155,470	$141,114

GAAP loss from operations	$(9,127)	$(10,667)
Share-based compensation expense	15,581	13,965
Amortization of acquired intangible assets	16,209	18,366
Business development and integration expense	—	(5)
Compensation for post-combination services	—	2
Restructuring charges	1,774	—
Acquisition related depreciation expense	65	60
Transitional service agreement expense	—	58
Non-GAAP income from operations	$24,502	$21,779

GAAP net loss	$(7,132)	$(11,341)
Share-based compensation expense	15,581	13,965
Amortization of acquired intangible assets	16,209	18,366
Business development and integration expense	—	(5)
Compensation for post-combination services	—	2
Restructuring charges	1,774	—
Acquisition-related depreciation expense	65	60
Income tax adjustments	(8,445)	(6,089)
Non-GAAP net income	$18,052	$14,958

GAAP diluted net loss per share	$(0.10)	$(0.15)
Per share impact of non-GAAP adjustments identified above	0.34	0.35
Non-GAAP diluted net income per share	$0.24	$0.20

GAAP loss from operations	$(9,127)	$(10,667)
Previous adjustments to determine non-GAAP income from operations	33,629	32,446
Non-GAAP income from operations	24,502	21,779
Depreciation excluding acquisition related	5,311	5,811
Non-GAAP EBITDA from operations	$29,813	$27,590

Critical Accounting Policies and Estimates
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
While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management's most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:
•revenue recognition; and
•valuation of goodwill, intangible assets and other acquisition accounting items.
Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission (SEC) on May 19, 2022, for a description of all of our critical accounting policies and estimates.
Three Months Ended June 30, 2022 and 2021
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the three months ended June 30, 2022, two direct customers, AT&T and Verizon, accounted for more than 10% of our total revenue, while no indirect channel partners accounted for more than 10% of our total revenue. During the three months ended June 30, 2021, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$98,251	47%	$81,950	43%	$16,301	20%
Service	110,561	53	108,322	57	2,239	2%
Total revenue	$208,812	100%	$190,272	100%	$18,540	10%

Product. The 20%, or $16.3 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from service assurance offerings for service provider customers, as well as an increase in revenue from security offerings.
Service. The 2%, or $2.2 million, increase in service revenue compared to the same period last year was primarily due to an increase in revenue from new maintenance contracts.

Total revenue by geography was as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
United States	$134,801	65%	$102,893	54%	$31,908	31%
International:
Europe	33,765	16	38,556	20	(4,791)	(12)%
Asia	13,675	6	17,316	9	(3,641)	(21)%
Rest of the world	26,571	13	31,507	17	(4,936)	(16)%
Subtotal international	74,011	35	87,379	46	(13,368)	(15)%
Total revenue	$208,812	100%	$190,272	100%	$18,540	10%
United States revenue increased 31%, or $31.9 million, primarily due to an increase in revenue from service provider customers from both service assurance offerings as well as security offerings. The 15%, or $13.4 million, decrease in international revenue compared with the same period last year was primarily driven by lower revenue from service assurance offerings for service provider customers.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$26,805	13%	$23,165	12%	$3,640	16%
Service	30,909	15	31,245	16	(336)	(1)%
Total cost of revenue	$57,714	28%	$54,410	28%	$3,304	6%
Gross profit:
Product $	$71,446	34%	$58,785	31%	$12,661	22%
Product gross profit %	73%		72%
Service $	$79,652	38%	$77,077	41%	$2,575	3%
Service gross profit %	72%		71%
Total gross profit $	$151,098		$135,862		$15,236	11%
Total gross profit %	72%		71%
Product. The 16%, or $3.6 million, increase in cost of product revenue for the three months ended June 30, 2022 compared to the same period last year was primarily due to a $9.3 million increase in costs related to the delivery of radio frequency propagation modeling projects. This increase was partially offset by $3.5 million decrease in direct material costs, a $1.1 million decrease in inventory obsolescence charges, and a $1.0 million decrease in the amortization of intangible assets. The product gross profit percentage increased by one percentage point to 73% during the three months ended June 30, 2022 as compared with the three months ended June 30, 2021. The 22%, or $12.7 million, increase in product gross profit is attributable to the 20%, or $16.3 million, increase in product revenue, partially offset by the 16%, or $3.6 million, increase in cost of product revenue.
Service. The service gross profit percentage increased by one percentage point to 72% during the three months ended June 30, 2022 as compared with the three months ended June 30, 2021. The 3%, or $2.6 million increase in service gross profit is attributable to the 2%, or $2.2 million, increase in service revenue, and the 1%, or $0.3 million, decrease in cost of service revenue.
Gross profit. Our gross profit increased 11%, or $15.2 million, during the three months ended June 30, 2022 when compared with the three months ended June 30, 2021. This increase is attributable to the increase in revenue of 10%, or $18.5 million, partially offset by the 6%, or $3.3 million, increase in cost of revenue. The gross profit percentage increased by one percentage point to 72% for the three months ended June 30, 2022 as compared with the three months ended June 30, 2021.
Operating Expenses

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Research and development	$43,457	21%	$42,820	23%	$637	1%
Sales and marketing	76,323	37	65,958	35	10,365	16%
General and administrative	24,790	12	22,745	12	2,045	9%
Amortization of acquired intangible assets	13,881	7	15,006	8	(1,125)	(7)%
Restructuring charges	1,774	1	—	—	1,774	100%
Total operating expenses	$160,225	78%	$146,529	78%	$13,696	9%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 1%, or $0.6 million, increase in research and development expenses for the three months ended June 30, 2022 compared to the same period last year was primarily due to a $0.5 million increase in travel expense.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 16%, or $10.4 million, increase in total sales and marketing expenses for the three months ended June 30, 2022 compared to the same period last year was primarily due to a $6.1 million increase related to trade shows, user conferences and other events, a $4.6 million increase in commissions expense, a $2.4 million increase in travel expenses primarily attributable to the lifting of COVID-19 related restrictions, and a $1.7 million increase in advertising and other marketing related expenses. These increases were partially offset by a $5.1 million decrease in employee-related expenses associated with a decrease in variable incentive compensation.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 9%, or $2.0 million, increase in general and administrative expenses for the three months ended June 30, 2022 compared to the same period last year was primarily due to a $0.7 million increase in employee-related expenses associated with an increase in variable incentive compensation, and a $0.6 million increase in legal-related expenses.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and trade names, and leasehold interests related to our acquisitions of Danaher Corporation's communications business (Comms Transaction), Simena, LLC, Network General Corporation, Avvasi Inc. and Efflux Systems, Inc.
The 7%, or $1.1 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction.
Restructuring. During the quarter ended June 30, 2022, the Company restructured certain departments to better align functions. As a result of the restructuring program, we recorded $1.8 million of restructuring charges related to one-time employee-related termination benefits for the employees that were notified of their termination during the period. The one-time termination benefits will be paid in full during the fiscal year ending March 31, 2023.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(1,358)	(1)%	$(2,420)	(1)%	$1,062	44%
The 44%, or $1.1 million, increase in interest and other expense, net was primarily due to a $0.7 million decrease in foreign exchange expense.
Income Taxes. The effective tax rates of 32.0% and 13.3% represented an income tax benefit for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three months ended June 30, 2022 differed from the effective income tax rate for the three months ended June 30, 2021, primarily due to the impact of research and development tax credits, U.S. taxation of foreign earnings and the foreign derived intangible income deduction relative to forecasted profits, which were partially offset by a discrete benefit from stock compensation during the three months ended June 30, 2022.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(3,353)	(2)%	$(1,746)	(1)%	$(1,607)	(92)%
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. We believe that our backlog at any particular time is generally not meaningful because it is not necessarily indicative of future sales levels. Our combined product backlog at June 30, 2022 was $64.5 million compared to $92.8 million at March 31, 2022. A majority of the backlog relates to orders that were received late in the quarter and radio frequency propagation modeling projects. In some cases, we have begun these projects but have not yet hit billable milestones. A radio frequency propagation modeling project order received in the third quarter of fiscal year 2022 allowed NetScout to bill for the entire project based upon partial delivery. At June 30, 2022 and March 31, 2022, deferred revenue included a gross balance of $19.9 million related to this radio frequency propagation modeling project. A majority of revenue for these projects is expected to be recognized into revenue throughout the fiscal year ending March 31, 2023.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Cash and cash equivalents	$332,502	$636,161
Short-term marketable securities	42,144	67,037
Cash, cash equivalents and marketable securities	$374,646	$703,198
Cash, cash equivalents and marketable securities
At June 30, 2022, cash, cash equivalents and marketable securities totaled $374.6 million, a $328.6 million decrease from $703.2 million at March 31, 2022. This decrease was primarily due to $150.0 million used in treasury stock repurchases under an ASR program, $150.0 million used to repay long-term debt, $10.8 million used for tax withholdings on restricted stock units, $12.5 million used in operations, and $2.2 million used for capital expenditures during the three months ended June 30, 2022. Cash held outside the United States was approximately $165.7 million.

Cash and cash equivalents were impacted by the following:

	Three Months Ended
	June 30,
	(in thousands)
	2022	2021
Net cash (used in) provided by operating activities	$(12,521)	$24,056
Net cash provided by (used in) investing activities	$22,522	$(32)
Net cash used in financing activities	$(310,846)	$(4,777)
Net cash from operating activities
Cash used in operating activities was $12.5 million during the three months ended June 30, 2022, compared with $24.1 million of cash provided by operating activities during the three months ended June 30, 2021. The $36.6 million decrease was due in part to a $26.3 million decrease in deferred revenue, a $16.5 million decrease from accounts receivable, a $3.4 million decrease from prepaid expenses and other assets, a $2.7 million decrease from depreciation and amortization, and a $1.4 million decrease from accounts payable. These decreases were partially offset by a $5.7 million increase from accrued compensation and other expenses, a $4.2 million increase from the change in net loss, a $3.0 million increase from inventories, and a $1.6 million increase from share-based compensation during the three months ended June 30, 2022 as compared with the three months ended June 30, 2021.
Net cash from investing activities

	Three Months Ended
	June 30,
	(in thousands)
	2022	2021
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities	$(27,691)	$(5,696)
Proceeds from sales and maturity of marketable securities	52,570	8,230
Purchase of fixed assets	(2,201)	(2,578)
Purchase of intangible assets	(161)	—
Decrease in deposits	5	12
	$22,522	$(32)
Cash provided by investing activities was $22.5 million during the three months ended June 30, 2022, compared with $32 thousand of cash used in investing activities during the three months ended June 30, 2021. The $22.6 million increase in cash provided by (used in) investing activities was due in part to a $22.3 million increase in cash inflow from marketable securities related to an increase of $44.3 million in proceeds from the sales and maturity of marketable securities, offset by a $22.0 million increase related to the purchase of marketable securities during the three months ended June 30, 2022 when compared with the three months ended June 30, 2021. This decrease was partially offset by a $0.2 million cash outflow related to agreements to acquire technology licenses during the three months ended June 30, 2022.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2023.

Net cash from financing activities

	Three Months Ended
	June 30,
	(in thousands)
	2022	2021
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$1	$—
Treasury stock repurchases, including accelerated share repurchases	(150,039)	—
Tax withholding on restricted stock units	(10,808)	(4,777)
Repayment of long-term debt	(150,000)	—
	$(310,846)	$(4,777)
Cash used in financing activities increased by $306.1 million to $310.8 million during the three months ended June 30, 2022, compared with $4.8 million of cash used in financing activities during the three months ended June 30, 2021.
During the three months ended June 30, 2022, we repurchased 3,255,814 shares for $150.0 million under our ASR program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 309,088 and 164,133 shares at a cost of $10.8 million and $4.8 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2022 and 2021, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
Sources of Cash and Cash Requirements
Credit Facility
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
In connection with the Second Amended and Restated Credit Agreement, during the fiscal year ended March 31, 2022, we paid off the outstanding balance of $350 million under the Amended Credit Agreement by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, we recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2022. On May 9, 2022, the Company repaid $150.0 million of borrowings under the Second Amended and Restated Credit Agreement. At June 30, 2022, $200 million was outstanding under the Second Amended and Restated Credit Agreement.
At our election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50%, or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by NetScout, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2022, until we have delivered financial statements for the quarter ended June 30, 2022, the applicable margin will be 1.25% per annum for Term Benchmark Revolving loans and 0.25% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.00% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.

Our consolidated gross leverage ratio is the ratio of our consolidated total debt compared to our consolidated EBITDA as defined in the Second Amended and Restated Credit Agreement (adjusted consolidated EBITDA). Adjusted consolidated EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the Second Amended and Restated Credit Agreement.
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2022, until we have delivered financial statements for the quarter ended June 30, 2022, the commitment fee will be 0.20% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Amended Credit Agreement that we maintain a minimum consolidated interest coverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to our adjusted consolidated EBITDA. The Company’s maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of June 30, 2022, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
We had unamortized capitalized debt issuance costs, net of $4.6 million at June 30, 2022, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $3.5 million was included as other assets in our consolidated balance sheet.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At June 30, 2022, we owed $200 million on this loan with an interest rate of 2.92%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2022. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $0.6 million as of June 30, 2022.
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
At June 30, 2022, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $2.0 million. The valuation of outstanding foreign currency forward contracts at June 30, 2022 resulted in a liability balance of $91 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2022, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $5.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2022 resulted in a liability balance of $78 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $20 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At June 30, 2022, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings
For information regarding our legal proceedings, see Note 13 contained in the "Notes to Consolidated Financial Statements" included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2022. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended June 30, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased Under the Program
4/1/2022-4/30/2022	10,571	$31.81	—	5,758,482
5/1/2021-5/31/2022	3,262,506	32.26	3,255,814	2,502,668
6/1/2021-6/30/2022	291,825	35.14	—	2,502,668
Total	3,564,902	$32.50	3,255,814	2,502,668
(1)We purchased an aggregate of 309,088 shares during the three months ended June 30, 2022 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase programs (our previously disclosed twenty-five million share repurchase program authorized on October 24, 2017).
(2)On May 9, 2022, we entered into ASR agreements with Mizuho Markets Americas LLC and Wells Fargo Bank, National Association (the Dealers) to repurchase an aggregate of $150 million of our common stock via accelerated stock repurchase transactions under our twenty-five million share repurchase program approved in October 2017. Under the terms of the ASR, we made a $75 million payment to each of the Dealers on May 10, 2022, and received an initial delivery of 1,627,907 shares from each of the Dealers, or 3,255,814 shares in the aggregate, which is approximately 70 percent of the total number of shares of our common stock expected to be repurchased under the ASR. These shares were deducted under the twenty-five million share repurchase program approved in October 2017. The final number of ASR shares is dependent upon the average of the daily volume-weighted average prices of our common stock during the term of the ASR, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The delivery of additional shares of common stock to us or an additional delivery of shares of common stock or a cash payment, at our election, by us to the Dealers may be required. The final settlement of each of the ASR transactions is expected to occur no later than the end of the third quarter of fiscal year 2023.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.

Item 5.  Other Information
None.

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

10.1		Confirmation – Issuer Forward Repurchase Transaction, dated May 9, 2022, between NetScout Systems, Inc. and Mizuho Markets Americas LLC (filed as Exhibit 10.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 10, 2022 and incorporated herein by reference).

10.2		Confirmation – Issuer Forward Repurchase Transaction, dated May 9, 2022, between NetScout Systems, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 10, 2022 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 4, 2022	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 4, 2022	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)