Form 10-Q
period 2022-09-30
NETSCOUT SYSTEMS INC
filed 2022-11-03
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 26, 2022 was 72,246,039.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2022	March 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$320,325	$636,161
Marketable securities	46,806	67,037
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,903 and $1,649 at September 30, 2022 and March 31, 2022, respectively	139,126	148,245
Inventories and deferred costs	24,063	28,220
Prepaid income taxes	30,420	9,349
Prepaid expenses and other current assets	27,649	32,927
Total current assets	588,389	921,939
Fixed assets, net	38,752	41,337
Operating lease right-of-use assets	49,757	54,996
Goodwill	1,733,342	1,723,156
Intangible assets, net	393,650	433,419
Deferred income taxes	6,232	6,883
Other assets	11,931	12,979
Total assets	$2,822,053	$3,194,709
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,474	$21,959
Accrued compensation	55,385	75,788
Accrued other	26,972	32,064
Income taxes payable	574	4,353
Deferred revenue and customer deposits	287,328	330,585
Current portion of operating lease liabilities	10,463	11,411
Total current liabilities	402,196	476,160
Other long-term liabilities	7,468	7,470
Deferred tax liability	71,510	78,899
Accrued long-term retirement benefits	30,917	34,737
Long-term deferred revenue and customer deposits	123,477	133,121
Operating lease liabilities, net of current portion	48,839	53,927
Long-term debt	200,000	350,000
Total liabilities	884,407	1,134,314
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2022 and March 31, 2022	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 128,373,156 and 126,425,383 shares issued and 72,243,650 and 74,102,293 shares outstanding at September 30, 2022 and March 31, 2022, respectively	128	126
Additional paid-in capital	3,015,644	3,023,403
Accumulated other comprehensive income (loss)	(1,056)	141
Treasury stock at cost, 56,129,506 and 52,323,090 shares at September 30, 2022 and March 31, 2022, respectively	(1,497,886)	(1,373,840)
Retained earnings	420,816	410,565
Total stockholders' equity	1,937,646	2,060,395
Total liabilities and stockholders' equity	$2,822,053	$3,194,709
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product	$111,816	$101,619	$210,067	$183,569
Service	116,265	110,299	226,826	218,621
Total revenue	228,081	211,918	436,893	402,190
Cost of revenue:
Product	25,881	20,340	52,686	43,505
Service	31,760	31,304	62,669	62,549
Total cost of revenue	57,641	51,644	115,355	106,054
Gross profit	170,440	160,274	321,538	296,136
Operating expenses:
Research and development	43,917	44,483	87,374	87,303
Sales and marketing	66,118	65,185	142,441	131,143
General and administrative	25,261	23,471	50,051	46,216
Amortization of acquired intangible assets	13,801	14,970	27,682	29,976
Restructuring charges	(60)	—	1,714	—
Total operating expenses	149,037	148,109	309,262	294,638
Income from operations	21,403	12,165	12,276	1,498
Interest and other expense, net:
Interest income	756	45	1,032	109
Interest expense	(2,242)	(2,411)	(4,106)	(4,566)
Other income (expense), net	(538)	30	(308)	(299)
Total interest and other expense, net	(2,024)	(2,336)	(3,382)	(4,756)
Income (loss) before income tax expense (benefit)	19,379	9,829	8,894	(3,258)
Income tax expense (benefit)	1,996	1,933	(1,357)	187
Net income (loss)	$17,383	$7,896	$10,251	$(3,445)
Basic net income (loss) per share	$0.24	$0.11	$0.14	$(0.05)
Diluted net income (loss) per share	$0.24	$0.11	$0.14	$(0.05)
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	71,856	74,382	72,152	74,122
Net income (loss) per share - diluted	72,891	75,093	73,494	74,122
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$17,383	$7,896	$10,251	$(3,445)
Other comprehensive income (loss):
Cumulative translation adjustments	(310)	(52)	(561)	(33)
Changes in market value of investments:
Changes in unrealized losses, net of tax of $0, $0, $3, and $2, respectively	—	—	(11)	(5)
Total net change in market value of investments	—	—	(11)	(5)
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefit) taxes of ($237), ($9), ($283), and $30, respectively	(762)	(33)	(910)	97
Reclassification adjustment for net gains (losses) included in net income (loss), net of taxes (benefit) of $51, $9, $89, and ($15), respectively	163	31	285	(50)
Total net change in market value of derivatives	(599)	(2)	(625)	47
Other comprehensive income (loss)	(909)	(54)	(1,197)	9
Total comprehensive income (loss)	$16,474	$7,842	$9,054	$(3,436)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, June 30, 2022	127,371,813	$127	$2,993,163	$(147)	55,887,992	$(1,489,687)	$403,433	$1,906,889
Net income							17,383	17,383
Unrealized net loss on derivative financial instruments				(599)				(599)
Cumulative translation adjustments				(310)				(310)
Issuance of common stock pursuant to vesting of restricted stock units	795,314	1						1
Stock-based compensation expense for restricted stock units granted to employees			15,942					15,942
Issuance of common stock under employee stock purchase plan	206,029		6,539					6,539
Repurchase of treasury stock			—		241,514	(8,199)		(8,199)
Balance, September 30, 2022	128,373,156	$128	$3,015,644	$(1,056)	56,129,506	$(1,497,886)	$420,816	$1,937,646

	Six Months Ended September 30, 2022
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2022	126,425,383	$126	$3,023,403	$141	52,323,090	$(1,373,840)	$410,565	$2,060,395
Net income							10,251	10,251
Unrealized net investment losses				(11)				(11)
Unrealized net loss on derivative financial instruments				(625)				(625)
Cumulative translation adjustments				(561)				(561)
Issuance of common stock pursuant to vesting of restricted stock units	1,741,744	2						2
Stock-based compensation expense for restricted stock units granted to employees			30,702					30,702
Issuance of common stock under employee stock purchase plan	206,029		6,539					6,539
Repurchase of treasury stock			(45,000)		3,806,416	(124,046)		(169,046)
Balance, September 30, 2022	128,373,156	$128	$3,015,644	$(1,056)	56,129,506	$(1,497,886)	$420,816	$1,937,646

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, June 30, 2021	124,694,737	$124	$2,968,631	$(1,877)	50,610,492	$(1,327,273)	$363,350	$2,002,955
Net income							7,896	7,896
Unrealized net losses on derivative financial instruments				(2)				(2)
Cumulative translation adjustments				(52)				(52)
Issuance of common stock pursuant to vesting of restricted stock units	1,162,813	2						2
Stock-based compensation expense for restricted stock units granted to employees			16,183					16,183
Issuance of common stock under employee stock purchase plan	251,308		6,890					6,890
Repurchase of treasury stock					1,280,705	(34,868)		(34,868)
Balance, September 30, 2021	126,108,858	$126	$2,991,704	$(1,931)	51,891,197	$(1,362,141)	$371,246	$1,999,004

	Six Months Ended September 30, 2021
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2021	124,197,974	$124	$2,955,400	$(1,940)	50,446,359	$(1,322,496)	$374,691	$2,005,779
Net loss							(3,445)	(3,445)
Unrealized net investment losses				(5)				(5)
Unrealized net gains on derivative financial instruments				47				47
Cumulative translation adjustments				(33)				(33)
Issuance of common stock pursuant to vesting of restricted stock units	1,659,576	2						2
Stock-based compensation expense for restricted stock units granted to employees			29,414					29,414
Issuance of common stock under employee stock purchase plan	251,308		6,890					6,890
Repurchase of treasury stock					1,444,838	(39,645)		(39,645)
Balance, September 30, 2021	126,108,858	$126	$2,991,704	$(1,931)	51,891,197	$(1,362,141)	$371,246	$1,999,004

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$10,251	$(3,445)
Adjustments to reconcile net (income) loss to cash (used in) provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	42,847	48,246
Loss on extinguishment of debt	—	596
Operating lease right-of-use assets	5,327	4,904
Loss on disposal of fixed assets	13	2
Share-based compensation expense	32,082	30,700
Deferred income taxes	(5,963)	(6,270)
Other gains	—	(10)
Changes in assets and liabilities
Accounts receivable and unbilled costs	8,850	34,935
Inventories	2,745	(5,481)
Prepaid expenses and other assets	(15,583)	(7,082)
Accounts payable	(737)	(313)
Accrued compensation and other expenses	(19,562)	(17,753)
Operating lease liabilities	(6,128)	(5,591)
Income taxes payable	(4,383)	(2,225)
Deferred revenue	(52,148)	(23,874)
Net cash (used in) provided by operating activities	(2,389)	47,339
Cash flows from investing activities:
Purchase of marketable securities	(60,914)	(11,343)
Proceeds from sales and maturity of marketable securities	81,131	13,266
Purchase of fixed assets	(5,215)	(4,301)
Purchase of intangible assets	(161)	—
Decrease in deposits	9	26
Net cash provided by (used in) investing activities	14,850	(2,352)
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2
Treasury stock repurchases, including accelerated share repurchases	(150,039)	(24,413)
Tax withholding on restricted stock units	(19,007)	(14,997)
Payment of debt issuance costs	—	(3,660)
Repayment of long-term debt	(150,000)	(350,000)
Proceeds from issuance of long-term debt	—	350,000
Net cash used in financing activities	(319,044)	(43,068)
Effect of exchange rate changes on cash and cash equivalents	(9,253)	(625)
Net (decrease) increase in cash and cash equivalents	(315,836)	1,294
Cash and cash equivalents, beginning of period	636,161	467,176
Cash and cash equivalents, end of period	$320,325	$468,470
Supplemental disclosures:
Cash paid for interest	$3,001	$2,540
Cash paid for income taxes	$30,134	$18,963
Non-cash transactions:
Transfers of inventory to fixed assets	$1,371	$2,657
Additions to property, plant and equipment included in accounts payable	$289	$243
Issuance of common stock under employee stock plans	$6,539	$6,890
Unsettled share repurchases, included in accounts payable	$—	$235
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
Macroeconomic Conditions and COVID-19 Impact
The Company continues to closely monitor the current global and macroeconomic conditions, including the impact of the corona-virus (COVID-19) pandemic, the war in Ukraine, global geopolitical tension, stock market volatility, exchange rate fluctuations, rising inflation and interest rates, and the risk of a recession, on all aspects of its business, including the manner and extent to which they have impacted and could continue to impact its customers, employees, supply chain, and distribution network. The impacts of these global and macroeconomic trends and the COVID-19 pandemic remain uncertain. It is possible that the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company's future results of operations, cash flows and financial position as well as its customers.
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has taken and continues to take precautionary actions to manage costs and spending across the organization. This includes managing discretionary spending and hiring activities. In addition, based on covenant levels, the Company had, as of September 30, 2022, an incremental $600 million available under its revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company had elected to defer the employer-paid portion of social security taxes. As of September 30, 2022, the Company had deferred $4.5 million of employer payroll taxes, which is required to be deposited by December 2022. The balance of $4.5 million was included as accrued other in the Company's consolidated balance sheet at September 30, 2022.
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
The Company derives revenues primarily from the sale of network management tools and cybersecurity solutions for service provider and enterprise customers, which include hardware, software, and service offerings. The Company's product sales consist of software only offerings and offerings which include hardware appliances with embedded software that are essential to providing customers the intended functionality of the solutions.
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
Product revenue is typically recognized upon fulfillment, provided a legally enforceable contract exists, control has passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software, and collection of the related receivable is probable. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. The Company's service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support, stand-ready software-as-a-service (SAAS) and other professional services including consulting and training. The Company generally provides software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates, bug fixes and hardware repair and replacement. Consulting services are recognized upon delivery or completion of performance depending on the terms of the underlying contract. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.
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
During the six months ended September 30, 2022, the Company recognized revenue of $203.7 million related to the Company's deferred revenue balance reported at March 31, 2022.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at September 30, 2022.
At September 30, 2022, the Company had total deferred revenue of $410.8 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $287.3 million, or 70%, of this revenue during the next 12 months, and expects to recognize the remaining $123.5 million, or 30%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $6.8 million and $9.4 million at September 30, 2022 and March 31, 2022, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the six months ended September 30, 2022.
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
At September 30, 2022, the consolidated balance sheet included $9.4 million in assets related to sales commissions to be expensed in future periods. A balance of $4.9 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at September 30, 2022. At March 31, 2022, the consolidated balance sheet included $8.8 million in assets related to sales commissions to be expensed in future periods. A balance of $4.6 million was included in prepaid expenses and other current assets, and a balance of $4.2 million was included in other assets in the Company's consolidated balance sheet at March 31, 2022.
During the three and six months ended September 30, 2022 and 2021, respectively, the Company recognized $1.7 million, $1.5 million, $3.5 million and $3.1 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2022	$1,649
Provision for allowance for credit losses	734
Recoveries and other adjustments	259
Write off charged against the allowance for credit losses	(739)
Balance at September 30, 2022	$1,903

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At September 30, 2022, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partners accounted for more than 10% of the accounts receivable balance. At March 31, 2022, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and six months ended September 30, 2022, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of total revenue. During the three months ended September 30, 2021, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of total revenue. During the six months ended September 30, 2021, no direct customers or channel partners accounted for more than 10% of total revenue.
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

On August 24, 2022, the Company's stockholders approved an amendment to the 2019 Amended Plan (2019 Second Amended Plan). This amendment increased the number of shares reserved for issuance by 7,000,000 shares and changed the factor used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Second Amended Plan. At August 24, 2022, there was a total of 8,764,811 shares reserved for issuance under the 2019 Second Amended Plan, which consisted of 7,000,000 new shares plus 1,764,811 shares that remained available for grant under the 2019 Amended Plan as of August 24, 2022, the effective date of the 2019 Second Amended Plan. At September 30, 2022, an aggregate of 6,774,194 shares of unvested equity awards were outstanding under the 2019 Second Amended Plan.
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
The following is a summary of share-based compensation expense including restricted stock units and performance-based restricted stock units granted pursuant to the Company's Amended 2007 Plan, the 2019 Plan, the 2019 Amended Plan, and the 2019 Second Amended Plan, and employee stock purchases made under the Company's 2011 Amended and Restated Employee Stock Purchase Plan (ESPP), based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of product revenue	$315	$321	$607	$595
Cost of service revenue	2,080	1,907	3,825	3,520
Research and development	4,580	4,902	9,011	8,993
Sales and marketing	6,043	5,842	11,793	10,656
General and administrative	3,483	3,763	6,846	6,936
	$16,501	$16,735	$32,082	$30,700
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2022. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the six months ended September 30, 2022, employees purchased 206,029 shares under the ESPP and the fair value per share was $31.74.
On August 24, 2022, the Company's stockholders approved an amendment to the ESPP that increased the number of shares available under the ESPP by an additional 2,000,000 shares.
NOTE 5 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, certificate of deposits, money market instruments and cash maintained with various financial institutions at September 30, 2022 and March 31, 2022.

Marketable Securities
The following is a summary of marketable securities held by NetScout at September 30, 2022, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$17,776	$(38)	$17,738
Commercial paper	22,292	—	22,292
Corporate bonds	819	(4)	815
Certificates of deposit	5,961	—	5,961
Total short-term marketable securities	46,848	(42)	46,806
Total long-term marketable securities	—	—	—
Total marketable securities	$46,848	$(42)	$46,806
The following is a summary of marketable securities held by NetScout at March 31, 2022, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$40,895	$(32)	$40,863
Commercial paper	23,353	—	23,353
Corporate bonds	823	(2)	821
Certificates of deposit	2,000	—	2,000
Total short-term marketable securities	67,071	(34)	67,037
Total long-term marketable securities	—	—	—
Total marketable securities	$67,071	$(34)	$67,037
Contractual maturities of the Company's marketable securities held at September 30, 2022 and March 31, 2022 were as follows (in thousands):

	September 30, 2022	March 31, 2022
Available-for-sale securities:
Due in 1 year or less	$46,806	$67,037
Due after 1 year through 5 years	—	—
	$46,806	$67,037

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at September 30, 2022 and March 31, 2022 (in thousands):

	Fair Value Measurements at
	September 30, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$274,776	$45,549	$—	$320,325
U.S. government and municipal obligations	16,143	1,595	—	17,738
Commercial paper	—	22,292	—	22,292
Corporate bonds	815	—	—	815
Certificate of deposits	—	5,961	—	5,961
	$291,734	$75,397	$—	$367,131
LIABILITIES:
Derivative financial instruments	$—	$(877)	$—	$(877)
	$—	$(877)	$—	$(877)

	Fair Value Measurements at
	March 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$617,734	$18,427	$—	$636,161
U.S. government and municipal obligations	40,863	—	—	40,863
Commercial paper	—	23,353	—	23,353
Corporate bonds	821	—	—	821
Certificate of deposits	—	2,000	—	2,000
Derivative financial instruments	—	20	—	20
	$659,418	$43,800	$—	$703,218
LIABILITIES:
Derivative financial instruments	$—	$(78)	$—	$(78)
	$—	$(78)	$—	$(78)
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

NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2022	March 31, 2022
Raw materials	$16,137	$14,779
Work in process	1,122	695
Finished goods	6,011	5,761
Deferred costs	793	6,985
	$24,063	$28,220
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
At September 30, 2022 and March 31, 2022, the carrying amount of goodwill was $1.7 billion. The change in the carrying amount of goodwill for the six months ended September 30, 2022 was due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2022 as follows (in thousands):

Balance at March 31, 2022	$1,723,156
Foreign currency translation impact	10,186
Balance at September 30, 2022	$1,733,342
Intangible Assets
The net carrying amounts of intangible assets were $393.7 million and $433.4 million at September 30, 2022 and March 31, 2022, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
Intangible assets include the following amortizable intangible assets at September 30, 2022 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$247,023	$(226,092)	$20,931
Customer relationships	8 - 18 years	757,925	(404,426)	353,499
Distributor relationships and technology licenses	1 - 6 years	11,371	(9,341)	2,030
Definite-lived trademark and trade name	2 - 9 years	57,245	(40,270)	16,975
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(993)	215
		$1,085,573	$(691,923)	$393,650

Intangible assets include the following amortizable intangible assets at March 31, 2022 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$250,247	$(224,426)	$25,821
Customer relationships	8 - 18 years	769,404	(384,347)	385,057
Distributor relationships and technology licenses	1 - 6 years	11,408	(8,896)	2,512
Definite-lived trademark and trade name	2 - 9 years	57,748	(37,944)	19,804
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(983)	225
		$1,100,816	$(667,397)	$433,419

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and six months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amortization of intangible assets included as:
Cost of product revenue	$2,628	$3,654	$5,281	$7,316
Operating expense	13,806	14,975	27,692	29,986
	$16,434	$18,629	$32,973	$37,302
The following is the expected future amortization expense at September 30, 2022 for the fiscal years ending March 31 (in thousands):

2023 (remaining six months)	$32,700
2024	57,268
2025	50,167
2026	45,852
2027	42,995
Thereafter	164,668
$393,650

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at September 30, 2022 and March 31, 2022 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	September 30, 2022	March 31, 2022	September 30, 2022	March 31, 2022	September 30, 2022	March 31, 2022
Derivatives Designated as Hedging Instruments:
Forward contracts	$10,830	$5,578	$—	$20	$877	$78
			$—	$20	$877	$78
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2022	September 30, 2021	Location	September 30, 2022	September 30, 2021
Forward contracts	$(999)	$(42)	Research and development	$17	$(6)
			Sales and marketing	197	46
	$(999)	$(42)		$214	$40
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the six months ended September 30, 2022 and 2021 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2022	September 30, 2021	Location	September 30, 2022	September 30, 2021
Forward contracts	$(1,193)	$127	Research and development	$20	$(14)
			Sales and marketing	354	(51)
	$(1,193)	$127		$374	$(65)
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the six months ended September 30, 2022 and 2021 (in thousands):

	Loss Recognized in Income (a)
	Location	September 30, 2022	September 30, 2021
Forward contracts	General and administrative	$—	$(248)
		$—	$(248)
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
In connection with the Second Amended and Restated Credit Agreement, during the fiscal year ended March 31, 2022, the Company paid off the outstanding balance of $350 million under the Amended Credit Agreement by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, the Company recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2022. On May 9, 2022, the Company repaid $150.0 million of borrowings under the Second Amended and Restated Credit Agreement. At September 30, 2022, $200 million was outstanding under the Second Amended and Restated Credit Agreement.
At the Company's election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50%, or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by the Company, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2022, until the Company has delivered financial statements for the quarter ended September 30, 2022, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2022, until the Company has delivered financial statements for the quarter ended September 30, 2022, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Amended Credit Agreement that the Company maintain a minimum consolidated interest coverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company’s maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of September 30, 2022, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
The Company had unamortized capitalized debt issuance costs, net of $4.3 million at September 30, 2022, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $3.2 million was included as other assets in the Company's consolidated balance sheet.
NOTE 11 – RESTRUCTURING CHARGES
During the first quarter of fiscal year 2023, the Company restructured certain departments to better align functions resulting in the termination of eighteen employees. As a result of the workforce reduction, during the six months ended September 30, 2022, the Company recorded a restructuring charge totaling $1.8 million related to one-time employee-related termination benefits for the employees that were notified of their termination during the period. The one-time termination benefits are expected to be paid in full during the fiscal year ending March 31, 2023.
The following table provides a summary of the activity related to the restructuring plan and the restructuring liability (in thousands):

Q1FY23 Plan
Balance at March 31, 2022	$—
Restructuring charges to operations	1,771
Cash payments	(1,400)
Other adjustments	(120)
Balance at September 30, 2022	$251

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
The components of operating lease cost for the three and six months ended September 30, 2022 and 2021, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease cost under long-term operating leases	$3,084	$3,197	$6,207	$6,472
Lease cost under short-term operating leases	1,204	1,183	1,978	1,743
Variable lease cost under short-term and long-term operating leases	873	750	1,856	1,583
Total operating lease cost	$5,161	$5,130	$10,041	$9,798

The table below presents supplemental cash flow information related to leases during the six months ended September 30, 2022 and 2021 (in thousands):

	September 30, 2022	September 30, 2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$493	$113

At September 30, 2022 and March 31, 2022, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	September 30, 2022	March 31, 2022
Weighted average remaining lease term in years - operating leases	6.67	6.98

Weighted average discount rate - operating leases	4.0%	4.0%

Future minimum payments under non-cancellable leases at September 30, 2022 are as follows (in thousands):

Year ending March 31:
2023 (remaining six months)	$5,761
2024	11,636
2025	10,947
2026	9,586
2027	7,359
Thereafter	22,364
Total lease payments	$67,653
Less imputed interest	(8,351)
Present value of lease liabilities	$59,302
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and six months ended September 30, 2022 and 2021, respectively, (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$41	$44	$86	$88
Interest cost	84	88	176	180
Net periodic pension cost	$125	$132	$262	$268

Expected Contributions
During the six months ended September 30, 2022, the Company made contributions of $0.2 million to its defined benefit pension plans. During the fiscal year ending March 31, 2023, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 15 – TREASURY STOCK
On October 24, 2017, the Company's Board of Directors approved a share repurchase program that enabled the Company to repurchase up to twenty-five million shares of its common stock (2017 Share Repurchase Program). This program became effective when the Company's previously disclosed twenty million share repurchase program was completed. The Company was not obligated to acquire any specific amount of common stock within any particular timeframe as a result of this share repurchase program. Through September 30, 2022, the Company repurchased a total of 22,497,332 shares for $612.6 million in the open market under the 2017 Share Repurchase Program, and at September 30, 2022, 2,502,668 shares of common stock remained available to be purchased under the 2017 Share Repurchase Program. The Company repurchased 3,255,814 and 921,299 shares for $105.0 million and $24.6 million under the 2017 Share Repurchase Program during the six months ended September 30, 2022 and 2021, respectively.
On May 3, 2022, the Company's Board of Directors approved a new share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program will become effective once the 2017 Share Repurchase Program is completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program.
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
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 550,602 shares and 523,539 shares at a cost of $19.0 million and $15.0 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2022 and 2021, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.

NOTE 16 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$17,383	$7,896	$10,251	$(3,445)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	71,856	74,382	72,152	74,122
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	1,035	711	1,342	—
Denominator for diluted net income (loss) per share - weighted average shares outstanding	72,891	75,093	73,494	74,122
Net loss per share:
Basic net income (loss) per share	$0.24	$0.11	$0.14	$(0.05)
Diluted net income (loss) per share	$0.24	$0.11	$0.14	$(0.05)
The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Restricted stock units	1,755	1,845	1,430	990
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the six months ended September 30, 2021, all outstanding restricted stock units and performance-based restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
The delivery of approximately 3.3 million shares under the Company's ASR agreements reduced the Company's outstanding shares used to determine the weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the six months ended September 30, 2022. See Note 15 for additional information.
NOTE 17 – INCOME TAXES
Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes and U.S. taxation on foreign earnings, partially offset by research and development tax credits, foreign tax credits, stock related compensation and the foreign derived intangible income deduction.
The Company's effective income tax rates were 10.3% and 19.7% for the three months ended September 30, 2022 and 2021, respectively. The effective income tax rate for the three months ended September 30, 2022 differed from the effective tax rate for the three months ended September 30, 2021 primarily due to research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, and U.S. taxation of foreign earnings, as well as a discrete benefit from stock compensation during the three months ended September 30, 2022.
The Company's effective income tax rates were 15.3% and 5.7% for the six months ended September 30, 2022 and 2021, respectively. The effective income tax rate for the six months ended September 30, 2022 differed from the effective tax rate for the six months ended September 30, 2021 primarily due to research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, and U.S. taxation of foreign earnings, as well as a discrete benefit from stock compensation during the six months ended September 30, 2022.

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$145,665	$133,662	$280,466	$236,555
Europe	35,322	34,536	69,087	73,092
Asia	15,511	15,000	29,186	32,316
Rest of the world	31,583	28,720	58,154	60,227
	$228,081	$211,918	$436,893	$402,190
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
In response to the Russian military operations in Ukraine, we have ceased business operations in Russia, including sales, support on existing contracts and professional services. The United States and other countries have imposed sanctions on Russia that could impact our future revenue streams. These events did not have a material impact on our financial statements for the six months ended September 30, 2022. We will continue to monitor the impact of these events on all aspects of our business.

Macroeconomic Conditions and COVID-19 Impact
We continue to closely monitor current global and macroeconomic conditions, including the impact of the coronavirus (COVID-19) pandemic, the war in Ukraine, global geopolitical tension, stock market volatility, exchange rate fluctuations, rising inflation and interest rates, and the risk of a recession, on all aspects of our business, including the manner and extent to which they have impacted and could continue to impact our customers, employees, supply chain, and distribution network. The impacts of these global and macroeconomic trends and the COVID-19 pandemic remain uncertain. For fiscal year 2022 and the first half of fiscal year 2023, we observed that technology and project spending resumed and we focused on advancing our products, growing revenue, enhancing earnings per share, and generating free cash flow.
We believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business as the pandemic continues and as a recovery slowly occurs. We expect net cash provided by operations combined with cash, cash equivalents and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company but will invest in areas that advance our business for the future, as necessary. In addition to our cash equivalents, based on covenant levels at September 30, 2022, we had, as of September 30, 2022, an incremental $600 million available to us under our revolving credit facility.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We have elected to defer the employer-paid portion of social security taxes. As of September 30, 2022, we had deferred $4.5 million of employer payroll taxes which is required to be deposited by December 2022.
Results Overview
Total revenue increased $34.7 million for the six months ended September 30, 2022 as compared to total revenue for the six months ended September 30, 2021 primarily due to an increase in revenue from our radio frequency modeling projects from service provider customers, as well as an increase in revenue from cybersecurity offerings.
Our gross profit percentage remained flat at 74% during the six months ended September 30, 2022, as compared with the six months ended September 30, 2021.
Net income for the six months ended September 30, 2022 was $10.3 million, as compared with a net loss for the six months ended September 30, 2021 of $3.4 million, an increase of $13.7 million. The increase in net income was primarily due to a $34.7 million increase in revenue, a $5.0 million decrease in employee-related costs, a $4.7 million decrease in direct material costs, a $4.3 million decrease in amortization of intangible assets, a $2.3 million decrease in inventory obsolescence charges, and a $1.5 million decrease in income tax expense. These increases to net income were partially offset by a $19.3 million increase in costs to deliver radio frequency propagation modeling projects, a $7.4 million increase in expenses related to trade shows, user conferences and other events, a $5.1 million increase in travel expense attributable to the lifting of some COVID-19 related restrictions, a $3.2 million increase in commissions expense, a $1.7 million increase in restructuring expense, a $1.6 million increase in contractor fees, and a $1.3 million increase in advertising and other marketing-related expenses.
At September 30, 2022, we had cash, cash equivalents and marketable securities of $367.1 million. This represents a decrease of $336.1 million from $703.2 million at March 31, 2022. This decrease was primarily due to $150.0 million used in treasury stock repurchases under an ASR program, $150.0 million used to repay long-term debt, $19.0 million used for tax withholdings on restricted stock units, $5.2 million used for capital expenditures, and $2.4 million used in operations during the six months ended September 30, 2022.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations includes the aforementioned adjustments and also removes business development and integration expense, compensation for post-combination services, restructuring charges, and transitional service agreement expenses. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, and also removes loss on extinguishment of debt, net of related income tax effects. Non-GAAP diluted net income per share removes the share impact of non-GAAP adjustments utilized in the calculation of non-GAAP net income. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
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

The following table reconciles gross profit, income from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2022 and 2021, respectively (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue (GAAP and non-GAAP)	$228,081	$211,918	$436,893	$402,190

GAAP gross profit	$170,440	$160,274	$321,538	$296,136
Share-based compensation expense	2,395	2,228	4,432	4,115
Amortization of acquired intangible assets	2,312	3,352	4,640	6,712
Acquisition related depreciation expense	4	7	11	12
Non-GAAP gross profit	$175,151	$165,861	$330,621	$306,975

GAAP income from operations	$21,403	$12,165	$12,276	$1,498
Share-based compensation expense	16,501	16,735	32,082	30,700
Amortization of acquired intangible assets	16,113	18,322	32,322	36,688
Business development and integration expense	—	—	—	(5)
Compensation for post-combination services	—	—	—	2
Restructuring charges	(60)	—	1,714	—
Acquisition related depreciation expense	59	64	124	124
Transitional service agreement expense	—	59	—	117
Non-GAAP income from operations	$54,016	$47,345	$78,518	$69,124

GAAP net income (loss)	$17,383	$7,896	$10,251	$(3,445)
Share-based compensation expense	16,501	16,735	32,082	30,700
Amortization of acquired intangible assets	16,113	18,322	32,322	36,688
Business development and integration expense	—	—	—	(5)
Compensation for post-combination services	—	—	—	2
Restructuring charges	(60)	—	1,714	—
Acquisition-related depreciation expense	59	64	124	124
Loss on extinguishment of debt	—	596	—	596
Income tax adjustments	(8,691)	(8,315)	(17,136)	(14,404)
Non-GAAP net income	$41,305	$35,298	$59,357	$50,256

GAAP diluted net income (loss) per share	$0.24	$0.11	$0.14	$(0.05)
Per share impact of non-GAAP adjustments identified above	0.33	0.36	0.67	0.72
Non-GAAP diluted net income per share	$0.57	$0.47	$0.81	$0.67

GAAP income from operations	$21,403	$12,165	$12,276	$1,498
Previous adjustments to determine non-GAAP income from operations	32,613	35,180	66,242	67,626
Non-GAAP income from operations	54,016	47,345	78,518	69,124
Depreciation excluding acquisition related	5,090	5,623	10,401	11,434
Non-GAAP EBITDA from operations	$59,106	$52,968	$88,919	$80,558

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
Three Months Ended September 30, 2022 and 2021
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the three months ended September 30, 2022 and 2021, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partners accounted for more than 10% of our total revenue. During the three months ended September 30, 2022 and 2021, the service assurance product line accounted for approximately 73% and 77% of total revenue, respectively, and the cybersecurity product line accounted for approximately 27% and 23% of total revenue, respectively. The service assurance and cybersecurity product line results presented as a percentage of total revenue are not necessarily indicative of future revenue mix.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$111,816	49%	$101,619	48%	$10,197	10%
Service	116,265	51	110,299	52	5,966	5%
Total revenue	$228,081	100%	$211,918	100%	$16,163	8%

Product. The 10%, or $10.2 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from cybersecurity offerings, an increase in revenue from radio frequency propagation modeling projects, as well as an increase in revenue from service assurance offerings for enterprise customers.
Service. The 5%, or $6.0 million, increase in service revenue compared to the same period last year was primarily due to an increase in revenue from maintenance contracts.

Total revenue by geography was as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
United States	$145,665	64%	$133,662	63%	$12,003	9%
International:
Europe	35,322	15	34,536	16	786	2%
Asia	15,511	7	15,000	7	511	3%
Rest of the world	31,583	14	28,720	14	2,863	10%
Subtotal international	82,416	36	78,256	37	4,160	5%
Total revenue	$228,081	100%	$211,918	100%	$16,163	8%
United States revenue increased 9%, or $12.0 million, primarily due to an increase in revenue from cybersecurity offerings, an increase in revenue from enterprise customers from service assurance offerings, and an increase in revenue from radio frequency propagation modeling projects, partially offset by a decrease in revenue from service provider customers from other service assurance offerings. The 5%, or $4.2 million, increase in international revenue compared with the same period last year was primarily driven by higher revenue from enterprise customers from service assurance offerings, as well as an increase in revenue from cybersecurity offerings.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$25,881	11%	$20,340	10%	$5,541	27%
Service	31,760	14	31,304	15	456	1%
Total cost of revenue	$57,641	25%	$51,644	25%	$5,997	12%
Gross profit:
Product $	$85,935	38%	$81,279	38%	$4,656	6%
Product gross profit %	77%		80%
Service $	$84,505	37%	$78,995	37%	$5,510	7%
Service gross profit %	73%		72%
Total gross profit $	$170,440		$160,274		$10,166	6%
Total gross profit %	75%		76%
Product. The 27%, or $5.5 million, increase in cost of product revenue for the three months ended September 30, 2022 compared to the same period last year was primarily due to a $9.7 million increase in costs related to the delivery of radio frequency propagation modeling projects. This increase was partially offset by a $1.3 million decrease in inventory obsolescence charges, a $1.2 million decrease in direct material costs, and a $1.0 million decrease in the amortization of intangible assets. The product gross profit percentage decreased by three percentage points to 77% during the three months ended September 30, 2022 as compared with the three months ended September 30, 2021. The 6%, or $4.7 million, increase in product gross profit is attributable to the 10%, or $10.2 million, increase in product revenue, partially offset by the 27%, or $5.5 million, increase in cost of product revenue.

Service. The service gross profit percentage increased by one percentage point to 73% during the three months ended September 30, 2022 as compared with the three months ended September 30, 2021. The 7%, or $5.5 million, increase in service gross profit is attributable to the 5%, or $6.0 million, increase in service revenue, partially offset by the 1%, or $0.5 million, increase in cost of service revenue.
Gross profit. Our gross profit increased 6%, or $10.2 million, during the three months ended September 30, 2022 when compared with the three months ended September 30, 2021. This increase is attributable to the increase in revenue of 8%, or $16.2 million, partially offset by the 12%, or $6.0 million, increase in cost of revenue. The gross profit percentage decreased by one percentage point to 75% for the three months ended September 30, 2022 as compared with the three months ended September 30, 2021.
Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Research and development	$43,917	19%	$44,483	21%	$(566)	(1)%
Sales and marketing	66,118	29	65,185	31	933	1%
General and administrative	25,261	11	23,471	11	1,790	8%
Amortization of acquired intangible assets	13,801	6	14,970	7	(1,169)	(8)%
Restructuring charges	(60)	—	—	—	(60)	(100)%
Total operating expenses	$149,037	65%	$148,109	70%	$928	1%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 1%, or $0.6 million, decrease in research and development expenses for the three months ended September 30, 2022 compared to the same period last year was primarily due to an $0.8 million decrease in employee-related expenses associated with a decrease in headcount.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 1%, or $0.9 million, increase in total sales and marketing expenses for the three months ended September 30, 2022 compared to the same period last year was primarily due to a $1.5 million increase in travel expenses primarily attributable to the lifting of COVID-19 related restrictions, and a $1.4 million increase related to trade shows, user conferences and other events. These increases were partially offset by a $1.4 million decrease in commissions expense, and a $0.6 million decrease in advertising and other marketing related expenses.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 8%, or $1.8 million, increase in general and administrative expenses for the three months ended September 30, 2022 compared to the same period last year was primarily due to a $0.9 million increase in the provision for allowance for credit losses.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and trade names, and leasehold interests related to our acquisitions of Danaher Corporation's communications business (Comms Transaction), Simena, LLC, Network General Corporation, Avvasi Inc. and Efflux Systems, Inc.
The 8%, or $1.2 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(2,024)	(1)%	$(2,336)	(1)%	$312	13%
The 13%, or $0.3 million, decrease in interest and other expense, net was primarily due to a $0.7 million increase in interest income.
Income Taxes. The effective income tax rates were 10.3% and 19.7% for the three months ended September 30, 2022 and 2021, respectively. The effective income tax rate for the three months ended September 30, 2022 differed from the effective income tax rate for the three months ended September 30, 2021, primarily due to research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, and U.S. taxation of foreign earnings, as well as a discrete benefit from stock compensation during the three months ended September 30, 2022.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Income tax expense	$1,996	1%	$1,933	1%	$63	3%
Six Months Ended September 30, 2022 and 2021
Revenue
During the six months ended September 30, 2022, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue. During the six months ended September 30, 2021, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the six months ended September 30, 2022 and 2021, the service assurance product line accounted for approximately 73% and 74% of total revenue, respectively, and the cybersecurity product line accounted for approximately 27% and 26% of total revenue, respectively.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$210,067	48%	$183,569	46%	$26,498	14%
Service	226,826	52%	218,621	54%	8,205	4%
Total revenue	$436,893	100%	$402,190	100%	$34,703	9%
Product. The 14%, or $26.5 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from our radio frequency modeling projects from service provider customers, as well as an increase in revenue from cybersecurity offerings.
Service. The 4%, or $8.2 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts.

Total revenue by geography was as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
United States	$280,466	64%	$236,555	59%	$43,911	19%
International:
Europe	69,087	16	73,092	18	(4,005)	(5)%
Asia	29,186	7	32,316	8	(3,130)	(10)%
Rest of the world	58,154	13	60,227	15	(2,073)	(3)%
Subtotal international	156,427	36	165,635	41	(9,208)	(6)%
Total revenue	$436,893	100%	$402,190	100%	$34,703	9%
United States revenue increased 19%, or $43.9 million, primarily due to an increase in revenue from service assurance offerings, including radio frequency propagation modeling projects, as well as cybersecurity offerings for enterprise and service provider customers. The 6%, or $9.2 million, decrease in international revenue compared with the same period last year was primarily driven by lower revenue from service assurance offerings, partially offset by increased revenue from enterprise customers from service assurance offerings, as well as an increase in revenue from cybersecurity offerings.
Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$52,686	12%	$43,505	11%	$9,181	21%
Service	62,669	14	62,549	16	120	—%
Total cost of revenue	$115,355	26%	$106,054	27%	$9,301	9%
Gross profit:
Product $	$157,381	36%	$140,064	35%	$17,317	12%
Product gross profit %	75%		76%
Service $	$164,157	38%	$156,072	39%	$8,085	5%
Service gross profit %	72%		71%
Total gross profit $	$321,538		$296,136		$25,402	9%
Total gross profit %	74%		74%
Product. The 21%, or $9.2 million, increase in cost of product revenue for the six months ended September 30, 2022 compared to the same period last year was primarily due to a $19.3 million increase in costs related to the delivery of radio frequency propagation modeling projects. This increase was partially offset by a $4.7 million decrease in direct material costs, a $2.3 million decrease in obsolescence charges, a $2.0 million decrease in the amortization of intangible assets, and a $0.9 million decrease in employee-related costs associated with the timing of certain projects. The product gross profit percentage decreased by one percentage points to 75% during the six months ended September 30, 2022 when compared to the six months ended September 30, 2021. The 12%, or $17.3 million, increase in product gross profit is attributable to the 14%, or $26.5 million, increase in product revenue, partially offset by the 21%, or $9.2 million, increase in cost of product revenue.
Service. The service gross profit percentage increased by one percentage point to 72% for the six months ended September 30, 2022 when compared to the six months ended September 30, 2021. The 5%, or $8.1 million, increase in service gross profit is attributable to the 4%, or $8.2 million, increase in service revenue, partially offset by the $0.1 million increase in cost of service revenue.

Gross profit. Our gross profit for the six months ended September 30, 2022 increased 9%, or $25.4 million, compared to the same period last year. This increase is primarily attributable to the increase in revenue of 9%, or $34.7 million, partially offset by the 9%, or $9.3 million, increase in cost of revenue. The gross profit percentage remained flat at 74% for the six months ended September 30, 2022 when compared to the six months ended September 30, 2021.
Operating Expenses

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Research and development	$87,374	20%	$87,303	22%	$71	—%
Sales and marketing	142,441	33	131,143	33	11,298	9%
General and administrative	50,051	11	46,216	11	3,835	8%
Amortization of acquired intangible assets	27,682	6	29,976	7	(2,294)	(8)%
Restructuring charges	1,714	—	—	—	1,714	100%
Total operating expenses	$309,262	70%	$294,638	73%	$14,624	5%
Sales and marketing. The 9%, or $11.3 million, increase in total sales and marketing expenses for the six months ended September 30, 2022 compared to the same period last year was primarily due to a $7.4 million increase in expenses related to trade shows, user conferences and other events, a $3.8 million increase in travel expense primarily attributable to the lifting of COVID-19 related restrictions, a $3.2 million increase in commissions expense, and a $1.3 million increase in advertising and other marketing related expenses. These increases were partially offset by a $4.8 million decrease in employee-related expenses largely due to a decrease in variable incentive compensation.
General and administrative. The 8%, or $3.8 million, increase in general and administrative expenses for the six months ended September 30, 2022 compared to the same period last year was primarily due to an $0.8 million increase in the provision for allowance for credit losses, a $0.7 million increase in legal-related expenses, a $0.6 million increase in employee-related expenses largely due to an increase in variable incentive compensation, and a $0.5 million increase in rent and other facilities-related costs.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the Comms Transaction and the acquisitions of Simena LLC, Network General Corporation, Avvasi, Inc. and Efflux Systems, Inc.
The 8%, or $2.3 million, decrease in amortization of acquired intangible assets for the six months ended September 30, 2022 compared to the same period last year was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction.
Restructuring. During the six months ended September 30, 2022, we restructured certain departments to better align functions. As a result of the restructuring program, we recorded $1.7 million of restructuring charges related to one-time employee-related termination benefits for the employees that were notified of their termination during the period. The one-time termination benefits are expected to be paid in full during the fiscal year ending March 31, 2023.
Interest and Other Expense, Net

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(3,382)	(1)%	$(4,756)	(1)%	$1,374	29%
The 29%, or $1.4 million, decrease in interest and other expense, net was primarily due to a $0.9 million increase in interest income, and a $0.5 million decrease in interest expense due to a loss on the extinguishment of debt recorded during the six months ended September 30, 2021 partially offset by an increase in interest expense on the credit facility due to an increase in the average interest rate during the six months ended September 30, 2022 when compared to the six months ended September 30, 2021.
Income Taxes. Our effective income tax rates were 15.3% and 5.7% for the six months ended September 30, 2022 and 2021, respectively. The effective income tax rate for the six months ended September 30, 2022 differed from the effective rate for the six months ended September 30, 2021, primarily due to research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, and U.S. taxation of foreign earnings, as well as a discrete benefit from stock compensation during the six months ended September 30, 2022.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$(1,357)	—%	$187	—%	$(1,544)	(826)%

Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are ready and available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may or may not be within our control. Our total combined product backlog at September 30, 2022, June 30, 2022 and March 31, 2022 was $60.5 million, $64.5 million and $92.8 million, respectively. Combined product backlog included fulfillable backlog of $43.6 million, $39.1 million and $51.5 million at September 30, 2022, June 30, 2022 and March 31, 2022, respectively. Total backlog includes orders that were received late in the quarter and radio frequency propagation modeling projects. In some cases, we have begun these projects but have not yet hit billable milestones. Radio frequency propagation modeling project orders received in the third quarter of fiscal year 2022 allowed NetScout to bill for the entire projects based upon partial delivery. At September 30, 2022, deferred revenue related to these radio frequency propagation modeling projects included a gross balance $18.4 million compared to a gross balance of $19.9 million at June 30, 2022 and March 31, 2022. A majority of the revenue for these projects is expected to be recognized into revenue throughout the fiscal year ending March 31, 2023.
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Cash and cash equivalents	$320,325	$636,161
Short-term marketable securities	46,806	67,037
Cash, cash equivalents and marketable securities	$367,131	$703,198
Cash, cash equivalents and marketable securities
At September 30, 2022, cash, cash equivalents and marketable securities totaled $367.1 million, a $336.1 million decrease from $703.2 million at March 31, 2022. This decrease was primarily due to $150.0 million used in treasury stock repurchases under an ASR program, $150.0 million used to repay long-term debt, $19.0 million used for tax withholdings on restricted stock units, $5.2 million used for capital expenditures, and $2.4 million used in operations during the six months ended September 30, 2022. Cash held outside the United States was approximately $170.3 million.

Cash and cash equivalents were impacted by the following:

	Six Months Ended
	September 30,
	(in thousands)
	2022	2021
Net cash (used in) provided by operating activities	$(2,389)	$47,339
Net cash provided by (used in) investing activities	$14,850	$(2,352)
Net cash used in financing activities	$(319,044)	$(43,068)
Net cash from operating activities
Cash used in operating activities was $2.4 million during the six months ended September 30, 2022, compared with $47.3 million of cash provided by operating activities during the six months ended September 30, 2021. The $49.7 million decrease was due in part to a $28.3 million decrease from deferred revenue, a $26.1 million decrease from accounts receivable, an $8.5 million decrease from prepaid expenses and other assets, a $5.4 million decrease from depreciation and amortization, a $2.2 million decrease from income tax payable, a $1.8 million decrease from accrued compensation and other expenses, and a $0.6 million decrease from the loss on extinguishment of debt. These decreases were partially offset by a $13.7 million increase from the change in net income, an $8.2 million increase from inventories, and a $1.4 million increase from share-based compensation during the six months ended September 30, 2022 as compared with the six months ended September 30, 2021.
Net cash from investing activities

	Six Months Ended
	September 30,
	(in thousands)
	2022	2021
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities	$(60,914)	$(11,343)
Proceeds from sales and maturity of marketable securities	81,131	13,266
Purchase of fixed assets	(5,215)	(4,301)
Purchase of intangible assets	(161)	—
Decrease in deposits	9	26
	$14,850	$(2,352)
Cash provided by investing activities was $14.9 million during the six months ended September 30, 2022, compared with $2.4 million of cash used in investing activities during the six months ended September 30, 2021. The $17.2 million increase in cash provided by (used in) investing activities was due in part to an $18.3 million increase in cash inflow from marketable securities related to an increase of $67.9 million in proceeds from the sales and maturity of marketable securities, offset by a $49.6 million increase related to the purchase of marketable securities during the six months ended September 30, 2022 when compared with the six months ended September 30, 2021. This increase was partially offset by a $0.9 million increase in cash outflow for capital expenditures, and a $0.2 million cash outflow related to agreements to acquire technology licenses during the six months ended September 30, 2022.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2023.

Net cash from financing activities

	Six Months Ended
	September 30,
	(in thousands)
	2022	2021
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Treasury stock repurchases, including accelerated share repurchases	(150,039)	(24,413)
Tax withholding on restricted stock units	(19,007)	(14,997)
Payment of debt issuance costs	—	(3,660)
Repayment of long-term debt	(150,000)	(350,000)
Proceeds from issuance of long-term debt	—	350,000
	$(319,044)	$(43,068)
Cash used in financing activities increased by $276.0 million to $319.0 million during the six months ended September 30, 2022, compared with $43.1 million of cash used in financing activities during the six months ended September 30, 2021.
During the six months ended September 30, 2022, we repurchased 3,255,814 shares for $150.0 million under our ASR program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 550,602 and 523,539 shares at a cost of $19.0 million and $15.0 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2022 and 2021, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
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
In connection with the Second Amended and Restated Credit Agreement, during the fiscal year ended March 31, 2022, we paid off the outstanding balance of $350 million under the Amended Credit Agreement by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, we recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2022. On May 9, 2022, the Company repaid $150.0 million of borrowings under the Second Amended and Restated Credit Agreement. At September 30, 2022, $200 million was outstanding under the Second Amended and Restated Credit Agreement.
At our election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50%, or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by NetScout, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2022, until we have delivered financial statements for the quarter ended September 30, 2022, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to

0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2022, until we have delivered financial statements for the quarter ended September 30, 2022, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Amended Credit Agreement that we maintain a minimum consolidated interest coverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to our adjusted consolidated EBITDA. The Company’s maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of September 30, 2022, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
We had unamortized capitalized debt issuance costs, net of $4.3 million at September 30, 2022, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $3.2 million was included as other assets in our consolidated balance sheet.

Expectations for Fiscal Year 2023
We are actively managing the business to generate cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.
We expect net cash provided by operating activities combined with cash, cash equivalents, and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirement over at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and our revolving credit facility. However, macroeconomic conditions, including rising inflation and a potential recession, could increase our anticipated funding requirements.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At September 30, 2022, we owed $200 million on this loan with an interest rate of 4.12%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2022. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $0.8 million as of September 30, 2022.
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
At September 30, 2022, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.8 million. The valuation of outstanding foreign currency forward contracts at September 30, 2022 resulted in a liability balance of $877 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2022, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $5.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2022 resulted in a liability balance of $78 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $20 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At September 30, 2022, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended September 30, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
7/1/2022-7/31/2022	865	$34.50	—	2,502,668
8/1/2022-8/31/2022	240,095	33.95	—	2,502,668
9/1/2022-9/30/2022	554	31.28	—	2,502,668
Total	241,514	$33.95	—	2,502,668
(1)We purchased an aggregate of 241,514 shares during the three months ended September 30, 2022 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase programs (our previously disclosed twenty-five million share repurchase program authorized on October 24, 2017).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

10.1		NetScout Systems, Inc. 2019 Equity Incentive Plan, as amended (filed as Exhibit 99.1 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-267069, filed on August 25, 2022 and incorporated herein by reference).

10.2		NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan, as amended (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-267069, filed on August 25, 2022 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 3, 2022	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 3, 2022	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)