Form 10-Q
period 2022-12-31
NETSCOUT SYSTEMS INC
filed 2023-02-02
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of January 26, 2023 was 70,962,252.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2022

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2022	March 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$352,044	$636,161
Marketable securities	57,262	67,037
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,002 and $1,649 at December 31, 2022 and March 31, 2022, respectively	215,838	148,245
Inventories and deferred costs	18,621	28,220
Prepaid income taxes	8,780	9,349
Prepaid expenses and other current assets	29,402	32,927
Total current assets	681,947	921,939
Fixed assets, net	37,590	41,337
Operating lease right-of-use assets	51,096	54,996
Goodwill	1,725,729	1,723,156
Intangible assets, net	382,257	433,419
Deferred income taxes	6,693	6,883
Long-term marketable securities	6,906	—
Other assets	11,894	12,979
Total assets	$2,904,112	$3,194,709
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,451	$21,959
Accrued compensation	72,259	75,788
Accrued other	22,431	32,064
Income taxes payable	1,683	4,353
Deferred revenue and customer deposits	317,406	330,585
Current portion of operating lease liabilities	10,779	11,411
Total current liabilities	440,009	476,160
Other long-term liabilities	7,554	7,470
Deferred tax liability	40,119	78,899
Accrued long-term retirement benefits	34,182	34,737
Long-term deferred revenue and customer deposits	127,513	133,121
Operating lease liabilities, net of current portion	49,582	53,927
Long-term debt	200,000	350,000
Total liabilities	898,959	1,134,314
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2022 and March 31, 2022	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 128,389,414 and 126,425,383 shares issued and 70,961,344 and 74,102,293 shares outstanding at December 31, 2022 and March 31, 2022, respectively	128	126
Additional paid-in capital	3,077,866	3,023,403
Accumulated other comprehensive income (loss)	(353)	141
Treasury stock at cost, 57,428,070 and 52,323,090 shares at December 31, 2022 and March 31, 2022, respectively	(1,545,922)	(1,373,840)
Retained earnings	473,434	410,565
Total stockholders' equity	2,005,153	2,060,395
Total liabilities and stockholders' equity	$2,904,112	$3,194,709
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue:
Product	$149,452	$144,420	$359,519	$327,989
Service	120,092	117,774	346,918	336,395
Total revenue	269,544	262,194	706,437	664,384
Cost of revenue:
Product	25,281	30,338	77,967	73,843
Service	31,521	30,132	94,190	92,681
Total cost of revenue	56,802	60,470	172,157	166,524
Gross profit	212,742	201,724	534,280	497,860
Operating expenses:
Research and development	42,558	41,637	129,932	128,940
Sales and marketing	66,994	66,048	209,435	197,191
General and administrative	25,533	23,665	75,584	69,881
Amortization of acquired intangible assets	13,818	14,919	41,500	44,895
Restructuring charges	89	—	1,803	—
Total operating expenses	148,992	146,269	458,254	440,907
Income from operations	63,750	55,455	76,026	56,953
Interest and other income (expense), net:
Interest income	1,480	45	2,512	154
Interest expense	(2,914)	(1,748)	(7,021)	(6,314)
Other income (expense), net	(1,738)	1,880	(2,045)	1,581
Total interest and other income (expense), net	(3,172)	177	(6,554)	(4,579)
Income before income tax expense	60,578	55,632	69,472	52,374
Income tax expense	7,960	7,907	6,603	8,094
Net income	$52,618	$47,725	$62,869	$44,280
Basic net income per share	$0.73	$0.65	$0.87	$0.60
Diluted net income per share	$0.72	$0.64	$0.86	$0.59
Weighted average common shares outstanding used in computing:
Net income per share - basic	71,744	73,898	72,015	74,048
Net income per share - diluted	73,049	74,899	73,271	74,976
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income	$52,618	$47,725	$62,869	$44,280
Other comprehensive income (loss):
Cumulative translation adjustments	114	84	(447)	51
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefit) of $8, $0, $4, and ($2), respectively	25	—	14	(5)
Total net change in market value of investments	25	—	14	(5)
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefit) of $144, $7, ($140), and $38, respectively	467	23	(442)	120
Reclassification adjustment for net gains (losses) included in net income, net of taxes (benefit) of $30, $9, $120, and ($7), respectively	97	29	381	(21)
Total net change in market value of derivatives	564	52	(61)	99
Other comprehensive income (loss)	703	136	(494)	145
Total comprehensive income	$53,321	$47,861	$62,375	$44,425
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31, 2022
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, September 30, 2022	128,373,156	$128	$3,015,644	$(1,056)	56,129,506	$(1,497,886)	$420,816	$1,937,646
Net income							52,618	52,618
Unrealized net investment gains				25				25
Unrealized net gains on derivative financial instruments				564				564
Cumulative translation adjustments				114				114
Issuance of common stock pursuant to vesting of restricted stock units	16,258	—						—
Stock-based compensation expense for restricted stock units granted to employees			14,366					14,366
Repurchase of treasury stock			47,856		1,298,564	(48,036)		(180)
Balance, December 31, 2022	128,389,414	$128	$3,077,866	$(353)	57,428,070	$(1,545,922)	$473,434	$2,005,153

	Nine Months Ended December 31, 2022
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2022	126,425,383	$126	$3,023,403	$141	52,323,090	$(1,373,840)	$410,565	$2,060,395
Net income							62,869	62,869
Unrealized net investment gains				14				14
Unrealized net loss on derivative financial instruments				(61)				(61)
Cumulative translation adjustments				(447)				(447)
Issuance of common stock pursuant to vesting of restricted stock units	1,758,002	2						2
Stock-based compensation expense for restricted stock units granted to employees			45,068					45,068
Issuance of common stock under employee stock purchase plan	206,029		6,539					6,539
Repurchase of treasury stock			2,856		5,104,980	(172,082)		(169,226)
Balance, December 31, 2022	128,389,414	$128	$3,077,866	$(353)	57,428,070	$(1,545,922)	$473,434	$2,005,153

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

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net income	$62,869	$44,280
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	64,302	72,047
Loss on extinguishment of debt	—	596
Operating lease right-of-use assets	7,984	7,589
Loss on disposal of fixed assets	47	2
Share-based compensation expense	47,225	43,381
Change in fair value of contingent consideration	—	(837)
Deferred income taxes	(38,435)	(11,093)
Other losses (gains)	9	(21)
Changes in assets and liabilities
Accounts receivable and unbilled costs	(67,101)	(36,211)
Inventories	8,323	(1,265)
Prepaid expenses and other assets	4,279	(1,031)
Accounts payable	(7,129)	844
Accrued compensation and other expenses	(7,804)	(13,438)
Operating lease liabilities	(9,061)	(8,855)
Income taxes payable	(2,675)	(1,861)
Deferred revenue	(18,910)	46,260
Net cash provided by operating activities	43,923	140,387
Cash flows from investing activities:
Purchase of marketable securities	(100,265)	(11,343)
Proceeds from sales and maturity of marketable securities	103,152	15,264
Purchase of fixed assets	(8,381)	(7,004)
Purchase of intangible assets	(161)	—
Decrease in deposits	8	28
Net cash used in investing activities	(5,647)	(3,055)
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2
Treasury stock repurchases, including accelerated share repurchases	(150,039)	(35,652)
Tax withholding on restricted stock units	(19,187)	(15,246)
Payment of debt issuance costs	—	(3,660)
Repayment of long-term debt	(150,000)	(350,000)
Proceeds from issuance of long-term debt	—	350,000
Collection of contingent consideration	—	837
Net cash used in financing activities	(319,224)	(53,719)
Effect of exchange rate changes on cash and cash equivalents	(3,169)	(2,684)
Net (decrease) increase in cash and cash equivalents	(284,117)	80,929
Cash and cash equivalents, beginning of period	636,161	467,176
Cash and cash equivalents, end of period	$352,044	$548,105
Supplemental disclosures:
Cash paid for interest	$5,351	$3,716
Cash paid for income taxes	$47,294	$24,677
Non-cash transactions:
Transfers of inventory to fixed assets	$1,371	$2,657
Additions to property, plant and equipment included in accounts payable	$622	$361
Issuance of common stock under employee stock plans	$6,539	$6,890
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
Global and Macroeconomic Conditions
The Company continues to closely monitor the current global and macroeconomic conditions, including the impact of the war in Ukraine, global geopolitical tension, stock market volatility, exchange rate fluctuations, rising inflation and interest rates, the risk of a recession, and the coronavirus (COVID-19) pandemic on all aspects of its business, including the manner and extent to which they have impacted and could continue to impact its customers, employees, supply chain, and distribution network. The impacts of these global and macroeconomic trends remain uncertain. It is possible that the measures taken by the governments of countries affected and the resulting economic impacts may materially and adversely affect the Company's future results of operations, cash flows and financial position as well as its customers.
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has taken and continues to take precautionary actions to manage costs and spending across the organization. This includes managing discretionary spending and hiring activities. In addition, based on covenant levels, the Company had, as of December 31, 2022, an incremental $600 million available under its revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company had elected to defer the employer-paid portion of social security taxes. The Company had deferred $4.5 million of employer payroll taxes, which was included as accrued other in the Company's consolidated balance sheet at March 31, 2022. The balance was paid in December 2022.
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
During the nine months ended December 31, 2022, the Company recognized revenue of $277.1 million related to the Company's deferred revenue balance reported at March 31, 2022.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at December 31, 2022.
At December 31, 2022, the Company had total deferred revenue of $444.9 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $317.4 million, or 71%, of this revenue during the next 12 months, and expects to recognize the remaining $127.5 million, or 29%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $3.7 million and $9.4 million at December 31, 2022 and March 31, 2022, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the nine months ended December 31, 2022.
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
At December 31, 2022, the consolidated balance sheet included $9.3 million in assets related to sales commissions to be expensed in future periods. A balance of $4.7 million was included in prepaid expenses and other current assets, and a balance of $4.6 million was included in other assets in the Company's consolidated balance sheet at December 31, 2022. At March 31, 2022, the consolidated balance sheet included $8.8 million in assets related to sales commissions to be expensed in future periods. A balance of $4.6 million was included in prepaid expenses and other current assets, and a balance of $4.2 million was included in other assets in the Company's consolidated balance sheet at March 31, 2022.
During the three and nine months ended December 31, 2022 and 2021, respectively, the Company recognized $1.8 million, $1.6 million, $5.2 million and $4.7 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2022	$1,649
Provision for allowance for credit losses	783
Recoveries and other adjustments	865
Write off charged against the allowance for credit losses	(2,295)
Balance at December 31, 2022	$1,002

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At December 31, 2022, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partners accounted for more than 10% of the accounts receivable balance. At March 31, 2022, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and nine months ended December 31, 2022 and 2021, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of total revenue.
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
On August 24, 2022, the Company's stockholders approved an amendment to the 2019 Amended Plan (2019 Second Amended Plan). This amendment increased the number of shares reserved for issuance by 7,000,000 shares and changed the factor used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Second

Amended Plan. At August 24, 2022, there was a total of 8,764,811 shares reserved for issuance under the 2019 Second Amended Plan, which consisted of 7,000,000 new shares plus 1,764,811 shares that remained available for grant under the 2019 Amended Plan as of August 24, 2022, the effective date of the 2019 Second Amended Plan. At December 31, 2022, an aggregate of 6,235,096 shares remained available for grant under the 2019 Second Amended Plan.
Periodically, the Company grants share-based awards to employees, officers, and directors of the Company and its subsidiaries. During the fiscal years ended March 31, 2023 and 2022, the Company granted performance-based restricted stock units to certain executive officers that vest based upon the Company's total shareholder return as compared to the Russell 2000 Index over a three-year period. The performance-based restricted stock units were valued using the Monte Carlo Simulation model. The measurement and recognition of compensation expense is based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Cost of product revenue	$262	$214	$869	$809
Cost of service revenue	1,781	1,302	5,606	4,822
Research and development	4,174	3,297	13,185	12,290
Sales and marketing	5,445	4,727	17,238	15,383
General and administrative	3,481	3,141	10,327	10,077
	$15,143	$12,681	$47,225	$43,381
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2022. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the nine months ended December 31, 2022, employees purchased 206,029 shares under the ESPP and the fair value per share was $31.74.
On August 24, 2022, the Company's stockholders approved an amendment to the ESPP that increased the number of shares available under the ESPP by an additional 2,000,000 shares.
NOTE 5 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, certificate of deposits, money market instruments and cash maintained with various financial institutions at December 31, 2022 and March 31, 2022.

Marketable Securities
The following is a summary of marketable securities held by NetScout at December 31, 2022, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$19,211	$(1)	$19,210
Commercial paper	33,487	—	33,487
Corporate bonds	1,130	(1)	1,129
Certificates of deposit	3,436	—	3,436
Total short-term marketable securities	57,264	(2)	57,262
U.S. government and municipal obligations	6,919	(13)	6,906
Total long-term marketable securities	6,919	(13)	6,906
Total marketable securities	$64,183	$(15)	$64,168
The following is a summary of marketable securities held by NetScout at March 31, 2022, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$40,895	$(32)	$40,863
Commercial paper	23,353	—	23,353
Corporate bonds	823	(2)	821
Certificates of deposit	2,000	—	2,000
Total short-term marketable securities	67,071	(34)	67,037
Total long-term marketable securities	—	—	—
Total marketable securities	$67,071	$(34)	$67,037
Contractual maturities of the Company's marketable securities held at December 31, 2022 and March 31, 2022 were as follows (in thousands):

	December 31, 2022	March 31, 2022
Available-for-sale securities:
Due in 1 year or less	$57,262	$67,037
Due after 1 year through 5 years	6,906	—
	$64,168	$67,037

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at December 31, 2022 and March 31, 2022 (in thousands):

	Fair Value Measurements at
	December 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$306,572	$45,472	$—	$352,044
U.S. government and municipal obligations	23,499	2,617	—	26,116
Commercial paper	—	33,487	—	33,487
Corporate bonds	1,129	—	—	1,129
Certificate of deposits	—	3,436	—	3,436
Derivative financial instruments	—	40	—	40
	$331,200	$85,052	$—	$416,252
LIABILITIES:
Derivative financial instruments	$—	$(188)	$—	$(188)
	$—	$(188)	$—	$(188)

	Fair Value Measurements at
	March 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$617,734	$18,427	$—	$636,161
U.S. government and municipal obligations	40,863	—	—	40,863
Commercial paper	—	23,353	—	23,353
Corporate bonds	821	—	—	821
Certificate of deposits	—	2,000	—	2,000
Derivative financial instruments	—	20	—	20
	$659,418	$43,800	$—	$703,218
LIABILITIES:
Derivative financial instruments	$—	$(78)	$—	$(78)
	$—	$(78)	$—	$(78)
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

NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2022	March 31, 2022
Raw materials	$12,231	$14,779
Work in process	213	695
Finished goods	5,154	5,761
Deferred costs	1,023	6,985
	$18,621	$28,220
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
At December 31, 2022 and March 31, 2022, the carrying amount of goodwill was $1.7 billion. The change in the carrying amount of goodwill for the nine months ended December 31, 2022 was due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2022 as follows (in thousands):

Balance at March 31, 2022	$1,723,156
Foreign currency translation impact	2,573
Balance at December 31, 2022	$1,725,729
Intangible Assets
The net carrying amounts of intangible assets were $382.3 million and $433.4 million at December 31, 2022 and March 31, 2022, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
Intangible assets include the following amortizable intangible assets at December 31, 2022 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$249,470	$(230,700)	$18,770
Customer relationships	8 - 18 years	766,635	(420,678)	345,957
Distributor relationships and technology licenses	1 - 6 years	11,521	(9,803)	1,718
Definite-lived trademark and trade name	2 - 9 years	57,627	(42,026)	15,601
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(997)	211
		$1,097,262	$(715,005)	$382,257

Intangible assets include the following amortizable intangible assets at March 31, 2022 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$250,247	$(224,426)	$25,821
Customer relationships	8 - 18 years	769,404	(384,347)	385,057
Distributor relationships and technology licenses	1 - 6 years	11,408	(8,896)	2,512
Definite-lived trademark and trade name	2 - 9 years	57,748	(37,944)	19,804
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(983)	225
		$1,100,816	$(667,397)	$433,419

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and nine months ended December 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Amortization of intangible assets included as:
Cost of product revenue	$2,627	$3,643	$7,908	$10,959
Operating expense	13,823	14,924	41,515	44,910
	$16,450	$18,567	$49,423	$55,869
The following is the expected future amortization expense at December 31, 2022 for the fiscal years ending March 31 (in thousands):

2023 (remaining three months)	$16,515
2024	57,878
2025	50,713
2026	46,357
2027	43,480
Thereafter	167,314
$382,257

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at December 31, 2022 and March 31, 2022 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022
Derivatives Designated as Hedging Instruments:
Forward contracts	$11,955	$5,578	$40	$20	$188	$78
			$40	$20	$188	$78
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the three months ended December 31, 2022 and 2021 (in thousands):

	Gain Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	December 31, 2022	December 31, 2021	Location	December 31, 2022	December 31, 2021
Forward contracts	$611	$30	Research and development	$30	$(2)
			Sales and marketing	97	40
	$611	$30		$127	$38
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the nine months ended December 31, 2022 and 2021 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	December 31, 2022	December 31, 2021	Location	December 31, 2022	December 31, 2021
Forward contracts	$(582)	$158	Research and development	$49	$(17)
			Sales and marketing	452	(11)
	$(582)	$158		$501	$(28)
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the nine months ended December 31, 2022 and 2021 (in thousands):

	Loss Recognized in Income (a)
	Location	December 31, 2022	December 31, 2021
Forward contracts	General and administrative	$—	$(248)
		$—	$(248)
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
In connection with the Second Amended and Restated Credit Agreement, during the fiscal year ended March 31, 2022, the Company paid off the outstanding balance of $350 million under the Amended Credit Agreement by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, the Company recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2022. On May 9, 2022, the Company repaid $150.0 million of borrowings under the Second Amended and Restated Credit Agreement. At December 31, 2022, $200 million was outstanding under the Second Amended and Restated Credit Agreement.
At the Company's election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50%, or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by the Company, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2022, until the Company has delivered financial statements for the quarter ended December 31, 2022, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2022, until the Company has delivered financial statements for the quarter ended December 31, 2022, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Amended Credit Agreement that the Company maintain a minimum consolidated interest coverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company’s maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of December 31, 2022, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
The Company had unamortized capitalized debt issuance costs, net of $4.0 million at December 31, 2022, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $2.9 million was included as other assets in the Company's consolidated balance sheet.
NOTE 11 – RESTRUCTURING CHARGES
During the first quarter of fiscal year 2023, the Company restructured certain departments to better align functions resulting in the termination of eighteen employees. As a result of the workforce reduction, during the nine months ended December 31, 2022, the Company recorded a restructuring charge totaling $1.9 million related to one-time employee-related termination benefits for the employees that were notified of their termination during the period. The one-time termination benefits are expected to be paid in full during the fiscal year ending March 31, 2023.
The following table provides a summary of the activity related to the restructuring plan and the restructuring liability (in thousands):

Q1FY23 Plan
Balance at March 31, 2022	$—
Restructuring charges to operations	1,861
Cash payments	(1,593)
Other adjustments	(128)
Balance at December 31, 2022	$140

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
The Company has operating leases for administrative, research and development, sales and marketing and manufacturing facilities and equipment under various non-cancelable lease agreements. The Company's leases have remaining lease terms ranging from 1 year to 8 years. The Company's lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The components of operating lease cost for the three and nine months ended December 31, 2022 and 2021, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Lease cost under long-term operating leases	$3,078	$3,187	$9,285	$9,659
Lease cost under short-term operating leases	870	1,247	2,849	2,990
Variable lease cost under short-term and long-term operating leases	821	925	2,677	2,508
Total operating lease cost	$4,769	$5,359	$14,811	$15,157

The table below presents supplemental cash flow information related to leases during the nine months ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,215	$2,461

At December 31, 2022 and March 31, 2022, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	December 31, 2022	March 31, 2022
Weighted average remaining lease term in years - operating leases	6.39	6.98

Weighted average discount rate - operating leases	4.1%	4.0%

Future minimum payments under non-cancellable leases at December 31, 2022 are as follows (in thousands):

Year ending March 31:
2023 (remaining three months)	$2,431
2024	12,682
2025	12,018
2026	10,362
2027	8,180
Thereafter	22,901
Total lease payments	$68,574
Less imputed interest	(8,213)
Present value of lease liabilities	$60,361
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
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties' claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. In October 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3,500,000 for pre-suit damages and $2,250,000 for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awarded pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, NetScout appealed, and in July 2020, the Court of Appeals for the Federal Circuit (Federal Circuit) issued a decision vacating the $3,500,000 pre-suit damages award, affirming the $2,250,000 post-suit damages award, and remanding to the district court to determine what, if any, enhancement should be awarded. In March 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. In addition, on September 8 and 9, 2021, in proceedings initiated by third parties that did not involve NetScout, the Patent Trial and Appeal Board (PTAB) invalidated all the patent claims that were also asserted against NetScout in this case. After the PTAB decisions were issued, NetScout moved, among other things, to dismiss the case and enter judgment in its favor on the grounds that the PTAB decisions invalidating the asserted claims precluded Plaintiff from continuing to assert its patent infringement causes of action and from seeking damages from NetScout. The District Court denied NetScout’s motion with respect to its request to dismiss the case and enter judgment in its favor, but in response to alternative requests for relief requested by NetScout, vacated $1.7 million of the "enhanced" jury verdict amount of $2.8 million and also lowered the ongoing royalty rate on the G10 and GeoBlade products. The District Court entered an amended final judgment awarding Plaintiff $2.25 million in post-suit damages, $1.1 million in enhanced damages, pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last expiration date being June 2022. On July 20, 2022, NetScout filed a notice of appeal to the Court of Appeals for the Federal Circuit from, among other things, the amended final judgment. The amended judgment is stayed pending the resolution of the appeal. In view of the current circumstances, and if the post-suit and enhanced damages award along with the associated interest and royalties survives the recent PTAB invalidation decisions and NetScout's appeal, NetScout has concluded that the risk of loss associated with such damages award remains "probable" in accounting terms, and that the risk of loss associated with pre-suit damages is remote.

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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and nine months ended December 31, 2022 and 2021, respectively, (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Service cost	$42	$41	$128	$129
Interest cost	85	83	261	263
Net periodic pension cost	$127	$124	$389	$392

Expected Contributions
During the nine months ended December 31, 2022, the Company made contributions of $0.3 million to its defined benefit pension plans. During the fiscal year ending March 31, 2023, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 15 – TREASURY STOCK
On October 24, 2017, the Company's Board of Directors approved a share repurchase program that enabled the Company to repurchase up to twenty-five million shares of its common stock (2017 Share Repurchase Program). This program became effective when the Company's previously disclosed twenty million share repurchase program was completed. The Company was not obligated to acquire any specific amount of common stock within any particular timeframe as a result of this share repurchase program. Through December 31, 2022, the Company repurchased a total of 23,790,847 shares for $660.4 million in the open market under the 2017 Share Repurchase Program, and at December 31, 2022, 1,209,153 shares of common stock remained available to be purchased under the 2017 Share Repurchase Program. The Company repurchased 4,549,329 and 1,330,678 shares for $150.0 million and $35.7 million under the 2017 Share Repurchase Program during the nine months ended December 31, 2022 and 2021, respectively.
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
On May 9, 2022, the Company entered into accelerated share repurchase (ASR) agreements with Mizuho Markets Americas LLC (Mizuho) and Wells Fargo Bank, National Association (Wells Fargo) (collectively, the Dealers) to repurchase an aggregate of $150 million of the Company's common stock via accelerated stock repurchase transactions under the 2017 Share Repurchase Program. Under the terms of the ASR, the Company made a $75 million payment to each of the Dealers on May 10, 2022, and received an initial delivery of 1,627,907 shares from each of the Dealers, or 3,255,814 shares in the aggregate, which was approximately 70 percent of the total number of shares of the Company's common stock expected to be repurchased under the ASR agreements. These shares reduced the number of shares of the Company's common stock available for repurchase under the 2017 Share Repurchase Program. Final settlement of the ASR agreements was completed in November 2022. As a result, the Company received an additional 651,213 shares from Mizuho and 642,302 shares from Wells Fargo, or 1,293,515 shares in the aggregate, for $47.9 million, which reduced the number of shares of the Company's common stock available to be repurchased under the 2017 Share Repurchase Program. In total, 4,549,329 shares of the Company's common stock were repurchased under the ASR agreements at an average cost per share of $32.97 during the nine months ended December 31, 2022.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 555,651 shares and 531,725 shares at a cost of $19.2 million and $15.2 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2022 and 2021, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.

NOTE 16 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Numerator:
Net income	$52,618	$47,725	$62,869	$44,280
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	71,744	73,898	72,015	74,048
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	1,305	1,001	1,256	928
Denominator for diluted net income per share - weighted average shares outstanding	73,049	74,899	73,271	74,976
Net income per share:
Basic net income per share	$0.73	$0.65	$0.87	$0.60
Diluted net income per share	$0.72	$0.64	$0.86	$0.59
The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Restricted stock units	207	26	1,580	1,166
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
The delivery of 4.5 million shares under the Company's ASR agreements reduced the Company's outstanding shares used to determine the weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the nine months ended December 31, 2022. See Note 15 for additional information.
NOTE 17 – INCOME TAXES
Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes and U.S. taxation on foreign earnings, partially offset by research and development tax credits, foreign tax credits, stock related compensation and the foreign derived intangible income deduction.
The Company's effective tax rates were 13.1% and 14.2% for the three months ended December 31, 2022 and 2021, respectively. The effective tax rate for the three months ended December 31, 2022 differed from the effective tax rate for the three months ended December 31, 2021 primarily due to research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, and U.S. taxation of foreign earnings.
The Company's effective tax rates were 9.5% and 15.5% for the nine months ended December 31, 2022 and 2021, respectively. The effective tax rate for the nine months ended December 31, 2022 differed from the effective tax rate for the nine months ended December 31, 2021 primarily due to research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, and U.S. taxation of foreign earnings, as well as a discrete benefit from stock compensation during the nine months ended December 31, 2022.

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
United States	$181,206	$162,794	$461,672	$399,349
Europe	35,926	48,620	105,013	121,712
Asia	15,422	14,519	44,608	46,835
Rest of the world	36,990	36,261	95,144	96,488
	$269,544	$262,194	$706,437	$664,384
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
In response to the Russian military operations in Ukraine, we have ceased business operations in Russia, including sales, support on existing contracts and professional services. The United States and other countries have imposed sanctions on Russia that could impact our future revenue streams. These events did not have a material impact on our financial statements for the nine months ended December 31, 2022. We will continue to monitor the impact of these events on all aspects of our business.

Global and Macroeconomic Conditions
We continue to closely monitor current global and macroeconomic conditions, including the impact of the war in Ukraine, global geopolitical tension, stock market volatility, exchange rate fluctuations, rising inflation and interest rates, the risk of a recession, and the coronavirus (COVID-19) pandemic on all aspects of our business, including the manner and extent to which they have impacted and could continue to impact our customers, employees, supply chain, and distribution network. The impacts of these global and macroeconomic trends and the COVID-19 pandemic remain uncertain. For fiscal year 2022 and the first nine months of fiscal year 2023, we observed that technology and project spending resumed and we focused on advancing our products, growing revenue, enhancing earnings per share, and generating free cash flow.
Though we continue to monitor these impacts, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company but will invest in areas that advance our business for the future, as necessary. In addition to our cash equivalents, based on covenant levels at December 31, 2022, we had, as of December 31, 2022, an incremental $600 million available to us under our revolving credit facility.

Results Overview
Total revenue increased $42.1 million for the nine months ended December 31, 2022 as compared to total revenue for the nine months ended December 31, 2021 primarily due to an increase in revenue from our radio frequency propagation modeling projects from service provider customers.
Our gross profit percentage increased by one percentage point to 76% during the nine months ended December 31, 2022, as compared with the nine months ended December 31, 2021.
Net income for the nine months ended December 31, 2022 was $62.9 million, as compared with a net income for the nine months ended December 31, 2021 of $44.3 million, an increase of $18.6 million. The increase in net income was primarily due to a $42.1 million increase in revenue, a $6.5 million decrease in amortization of intangible assets, a $5.4 million decrease in direct material costs, a $3.0 million decrease in employee-related costs, a $2.4 million increase in interest income, a $2.3 million decrease in inventory obsolescence charges, a $1.5 million decrease in income tax expense, and a $1.5 million decrease in depreciation expense. These increases to net income were partially offset by a $15.6 million increase in costs to deliver radio frequency propagation modeling projects, an $8.1 million increase in expenses related to trade shows, user conferences and other events, a $7.6 million increase in travel expense attributable to the lifting of some COVID-19 related restrictions, a $2.7 million increase in commissions expense, a $1.8 million increase in contractor fees, a $1.8 million increase in restructuring expense, a $1.6 million increase in foreign exchange expense, a $1.1 million decrease in other income, and a $1.0 million increase in recruiting costs.
At December 31, 2022, we had cash, cash equivalents and marketable securities (current and non-current) of $416.2 million. This represents a decrease of $287.0 million from $703.2 million at March 31, 2022. This decrease was primarily due to $150.0 million used in treasury stock repurchases under an ASR program, $150.0 million used to repay long-term debt, $19.2 million used for tax withholdings on restricted stock units, and $8.4 million used for capital expenditures. These decreases were partially offset by $43.9 million of net cash provided by operations during the nine months ended December 31, 2022.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations includes the aforementioned adjustments and also removes business development and integration expense, compensation for post-combination services, restructuring charges, transitional service agreement expenses, and legal expenses related to civil judgments. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, and also removes loss on extinguishment of debt and change in fair value of contingent consideration, net of related income tax effects. Non-GAAP diluted net income per share removes the share impact of non-GAAP adjustments utilized in the calculation of non-GAAP net income. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
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
The following table reconciles gross profit, income from operations, net income and net income per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2022 and 2021, respectively (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue (GAAP and non-GAAP)	$269,544	$262,194	$706,437	$66,384

GAAP gross profit	$212,742	$201,724	$534,280	$497,860
Share-based compensation expense	2,043	1,516	6,475	5,631
Amortization of acquired intangible assets	2,315	3,342	6,955	10,054
Acquisition related depreciation expense	5	6	16	18
Non-GAAP gross profit	$217,105	$206,588	$547,726	$513,563

GAAP income from operations	$63,750	$55,455	$76,026	$56,953
Share-based compensation expense	15,143	12,681	47,225	43,381
Amortization of acquired intangible assets	16,133	18,261	48,455	54,949
Business development and integration expense	—	—	—	(5)
Compensation for post-combination services	—	—	—	2
Restructuring charges	89	—	1,803	—
Acquisition related depreciation expense	59	65	183	189
Transitional service agreement expense	—	697	—	814
Legal expenses related to civil judgments	426	—	426	—
Non-GAAP income from operations	$95,600	$87,159	$174,118	$156,283

GAAP net income	$52,618	$47,725	$62,869	$44,280
Share-based compensation expense	15,143	12,681	47,225	43,381
Amortization of acquired intangible assets	16,133	18,261	48,455	54,949
Business development and integration expense	—	—	—	(5)
Compensation for post-combination services	—	—	—	2
Restructuring charges	89	—	1,803	—
Acquisition-related depreciation expense	59	65	183	189
Legal expenses related to civil judgments	426	—	426	—
Loss on extinguishment of debt	—	—	—	596
Change in fair value of contingent consideration	—	(837)	—	(837)
Income tax adjustments	(11,449)	(11,398)	(28,585)	(25,802)
Non-GAAP net income	$73,019	$66,497	$132,376	$116,753

GAAP diluted net income per share	$0.72	$0.64	$0.86	$0.59
Per share impact of non-GAAP adjustments identified above	0.28	0.25	0.95	0.97
Non-GAAP diluted net income per share	$1.00	$0.89	$1.81	$1.56

GAAP income from operations	$63,750	$55,455	$76,026	$56,953
Previous adjustments to determine non-GAAP income from operations	31,850	31,704	98,092	99,330
Non-GAAP income from operations	95,600	87,159	174,118	156,283
Depreciation excluding acquisition related	5,263	5,475	15,664	16,909
Non-GAAP EBITDA from operations	$100,863	$92,634	$189,782	$173,192

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
Three Months Ended December 31, 2022 and 2021
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the three months ended December 31, 2022 and 2021, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partners accounted for more than 10% of our total revenue. During the three months ended December 31, 2022 and 2021, the service assurance product line accounted for approximately 79% and 73% of total revenue, respectively, and the cybersecurity product line accounted for approximately 21% and 27% of total revenue, respectively. The service assurance and cybersecurity product line results presented as a percentage of total revenue are not necessarily indicative of future revenue mix.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$149,452	55%	$144,420	55%	$5,032	3%
Service	120,092	45	117,774	45	2,318	2%
Total revenue	$269,544	100%	$262,194	100%	$7,350	3%

Product. The 3%, or $5.0 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from radio frequency propagation modeling projects, partially offset by a decrease in revenue from cybersecurity offerings.
Service. The 2%, or $2.3 million, increase in service revenue compared to the same period last year was primarily due to an increase in revenue from maintenance contracts.

Total revenue by geography was as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
United States	$181,206	67%	$162,794	62%	$18,412	11%
International:
Europe	35,926	13	48,620	19	(12,694)	(26)%
Asia	15,422	6	14,519	5	903	6%
Rest of the world	36,990	14	36,261	14	729	2%
Subtotal international	88,338	33	99,400	38	(11,062)	(11)%
Total revenue	$269,544	100%	$262,194	100%	$7,350	3%
United States revenue increased 11%, or $18.4 million, primarily due to an increase in revenue from service provider customers from service assurance offerings and an increase in revenue from radio frequency propagation modeling projects, partially offset by a decrease in revenue from service provider customers from cybersecurity offerings. The 11%, or $11.1 million, decrease in international revenue compared with the same period last year was primarily driven by lower revenue from service provider customers from cybersecurity offerings, as well as service assurance offerings.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$25,281	9%	$30,338	12%	$(5,057)	(17)%
Service	31,521	12	30,132	11	1,389	5%
Total cost of revenue	$56,802	21%	$60,470	23%	$(3,668)	(6)%
Gross profit:
Product $	$124,171	46%	$114,082	44%	$10,089	9%
Product gross profit %	83%		79%
Service $	$88,571	33%	$87,642	33%	$929	1%
Service gross profit %	74%		74%
Total gross profit $	$212,742		$201,724		$11,018	5%
Total gross profit %	79%		77%
Product. The 17%, or $5.1 million, decrease in cost of product revenue for the three months ended December 31, 2022 compared to the same period last year was primarily due to a $3.6 million decrease in costs related to the delivery of radio frequency propagation modeling projects, and a $1.0 million decrease in the amortization of intangible assets. The product gross profit percentage increased by four percentage points to 83% during the three months ended December 31, 2022 as compared with the three months ended December 31, 2021. The 9%, or $10.1 million, increase in product gross profit is attributable to the 3%, or $5.0 million, increase in product revenue, and the 17%, or $5.1 million, decrease in cost of product revenue.
Service. The 5%, or $1.4 million, increase in cost of service revenue for the three months ended December 31, 2022 compared to the same period last year was primarily due to a $0.6 million increase in employee-related costs associated with an increase in variable incentive compensation. The service gross profit percentage remained flat at 74% during the three months ended December 31, 2022 as compared with the three months ended December 31, 2021. The 1%, or $0.9 million, increase in service gross profit is attributable to the 2%, or $2.3 million, increase in service revenue, partially offset by the 5%, or $1.4 million, increase in cost of service revenue.
Gross profit. Our gross profit increased 5%, or $11.0 million, during the three months ended December 31, 2022 when compared with the three months ended December 31, 2021. This increase is attributable to the increase in revenue of 3%, or $7.4 million, and the 6%, or $3.7 million, decrease in cost of revenue. The gross profit percentage increased by two percentage points to 79% for the three months ended December 31, 2022 as compared with the three months ended December 31, 2021.
Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Research and development	$42,558	16%	$41,637	16%	$921	2%
Sales and marketing	66,994	25	66,048	25	946	1%
General and administrative	25,533	9	23,665	9	1,868	8%
Amortization of acquired intangible assets	13,818	5	14,919	6	(1,101)	(7)%
Restructuring charges	89	—	—	—	89	100%
Total operating expenses	$148,992	55%	$146,269	56%	$2,723	2%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 2%, or $0.9 million, increase in research and development expenses for the three months ended December 31, 2022 compared to the same period last year was primarily due to a $0.6 million increase in employee-related expenses associated with an increase in variable incentive compensation, and a $0.5 million increase in travel expenses.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 1%, or $0.9 million, increase in total sales and marketing expenses for the three months ended December 31, 2022 compared to the same period last year was primarily due to a $1.4 million increase in travel expenses primarily attributable to the lifting of COVID-19 related restrictions, and a $0.7 million increase related to trade shows, user conferences and other events. These increases were partially offset by an $0.8 million decrease in contractor fees, and a $0.5 million decrease in commissions expense.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 8%, or $1.9 million, increase in general and administrative expenses for the three months ended December 31, 2022 compared to the same period last year was primarily due to a $0.9 million increase in employee-related expenses associated with an increase in variable incentive compensation.
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

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(3,172)	(1)%	$177	—%	$(3,349)	(1,892)%
The 1,892%, or $3.3 million, change in interest and other income (expense), net for the three months ended December 31, 2022 compared to the same period last year was primarily due to a $2.0 million increase in foreign exchange expense, a $1.2 million increase in interest expense on the credit facility due to an increase in the average interest rate, an $0.8 million decrease from the change in fair value of contingent consideration, and a $0.7 million decrease in transitional services agreement income related to the HNT tools business divestiture, partially offset by a $1.4 million increase in interest income.
Income Taxes. The effective tax rates were 13.1% and 14.2% for the three months ended December 31, 2022 and 2021, respectively. The effective tax rate for the three months ended December 31, 2022 differed from the effective tax rate for the three months ended December 31, 2021, primarily due to research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, and U.S. taxation of foreign earnings.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Income tax expense	$7,960	3%	$7,907	3%	$53	1%
Nine Months Ended December 31, 2022 and 2021
Revenue
During the nine months ended December 31, 2022 and 2021, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partner accounted for more than 10% of our total revenue. During the nine months ended December 31, 2022 and 2021, the service assurance product line accounted for approximately 75% and 74% of total revenue, respectively, and the cybersecurity product line accounted for approximately 25% and 26% of total revenue, respectively.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$359,519	51%	$327,989	49%	$31,530	10%
Service	346,918	49%	336,395	51%	10,523	3%
Total revenue	$706,437	100%	$664,384	100%	$42,053	6%
Product. The 10%, or $31.5 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from our radio frequency propagation modeling projects from service provider customers.
Service. The 3%, or $10.5 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts.

Total revenue by geography was as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
United States	$461,672	65%	$399,349	60%	$62,323	16%
International:
Europe	105,013	15	121,712	18	(16,699)	(14)%
Asia	44,608	7	46,835	7	(2,227)	(5)%
Rest of the world	95,144	13	96,488	15	(1,344)	(1)%
Subtotal international	244,765	35	265,035	40	(20,270)	(8)%
Total revenue	$706,437	100%	$664,384	100%	$42,053	6%
United States revenue increased 16%, or $62.3 million, primarily due to an increase in revenue from service assurance offerings, including radio frequency propagation modeling projects. The 8%, or $20.3 million, decrease in international revenue compared with the same period last year was primarily driven by lower revenue from service assurance offerings.
Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$77,967	11%	$73,843	11%	$4,124	6%
Service	94,190	13	92,681	14	1,509	2%
Total cost of revenue	$172,157	24%	$166,524	25%	$5,633	3%
Gross profit:
Product $	$281,552	40%	$254,146	38%	$27,406	11%
Product gross profit %	78%		77%
Service $	$252,728	36%	$243,714	37%	$9,014	4%
Service gross profit %	73%		72%
Total gross profit $	$534,280		$497,860		$36,420	7%
Total gross profit %	76%		75%
Product. The 6%, or $4.1 million, increase in cost of product revenue for the nine months ended December 31, 2022 compared to the same period last year was primarily due to a $15.6 million increase in costs related to the delivery of radio frequency propagation modeling projects. This increase was partially offset by a $5.4 million decrease in direct material costs, a $3.1 million decrease in the amortization of intangible assets, a $2.3 million decrease in obsolescence charges, and a $1.1 million decrease in employee-related costs associated with the timing of certain projects. The product gross profit percentage increased by one percentage point to 78% during the nine months ended December 31, 2022 when compared to the nine months ended December 31, 2021. The 11%, or $27.4 million, increase in product gross profit is attributable to the 10%, or $31.5 million, increase in product revenue, partially offset by the 6%, or $4.1 million, increase in cost of product revenue.
Service. The 2%, or $1.5 million, increase in cost of service revenue for the nine months ended December 31, 2022 compared to the same period last year was primarily due to an $0.8 million increase in employee-related expenses largely due to cost associated with the timing of certain projects as well as an increase in variable incentive compensation, and a $0.6 million increase in travel expense primarily attributable to the lifting of COVID-19 related restrictions. These increases were partially offset by a $0.6 million decrease in cost of materials used to support customers under service contracts. The service gross profit percentage increased by one percentage point to 73% for the nine months ended December 31, 2022 when compared to the nine months ended December 31, 2021. The 4%, or $9.0 million, increase in service gross profit is attributable to the 3%, or $10.5 million increase in service revenue, partially offset by the 2%, or $1.5 million, increase in cost of service revenue.
Gross profit. Our gross profit for the nine months ended December 31, 2022 increased 7%, or $36.4 million, compared to the same period last year. This increase is primarily attributable to the increase in revenue of 6%, or $42.1 million, partially offset by the 3%, or $5.6 million, increase in cost of revenue. The gross profit percentage increased by one percentage point to 76% for the nine months ended December 31, 2022 when compared to the nine months ended December 31, 2021.
Operating Expenses

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Research and development	$129,932	18%	$128,940	19%	$992	1%
Sales and marketing	209,435	30	197,191	30	12,244	6%
General and administrative	75,584	11	69,881	11	5,703	8%
Amortization of acquired intangible assets	41,500	6	44,895	7	(3,395)	(8)%
Restructuring charges	1,803	—	—	—	1,803	100%
Total operating expenses	$458,254	65%	$440,907	67%	$17,347	4%
Research and development. The 1%, or $1.0 million, increase in research and development expenses for the nine months ended December 31, 2022 compared to the same period last year was primarily due to a $1.1 million increase in travel expenses primarily attributable to the lifting of COVID-19 related restrictions, and a $0.5 million increase in expenses related to other events. These increases were partially offset by a $0.9 million decrease in depreciation expense.
Sales and marketing. The 6%, or $12.2 million, increase in total sales and marketing expenses for the nine months ended December 31, 2022 compared to the same period last year was primarily due to an $8.1 million increase in expenses related to trade shows, user conferences and other events, a $5.3 million increase in travel expense primarily attributable to the lifting of COVID-19 related restrictions, and a $2.7 million increase in commissions expense. These increases were partially offset by a $5.0 million decrease in employee-related expenses largely due to a decrease in variable incentive compensation.
General and administrative. The 8%, or $5.7 million, increase in general and administrative expenses for the nine months ended December 31, 2022 compared to the same period last year was primarily due to a $1.5 million increase in employee-related expenses largely due to an increase in variable incentive compensation, a $0.9 million increase in legal fees, an $0.8 million increase in the provision for allowance for credit losses, a $0.7 million increase in travel expense primarily attributable to the lifting of COVID-19 related restrictions, a $0.6 million increase in rent and other facilities-related costs, and a $0.5 million increase in contractor fees.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the Comms Transaction and the acquisitions of Simena LLC, Network General Corporation, Avvasi, Inc. and Efflux Systems, Inc.
The 8%, or $3.4 million, decrease in amortization of acquired intangible assets for the nine months ended December 31, 2022 compared to the same period last year was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction.
Restructuring charges. During the nine months ended December 31, 2022, we restructured certain departments to better align functions. As a result of the restructuring program, we recorded $1.9 million of restructuring charges related to one-time employee-related termination benefits for the employees that were notified of their termination during the period. The one-time termination benefits are expected to be paid in full during the fiscal year ending March 31, 2023.

Interest and Other Income (Expense), Net

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(6,554)	(1)%	$(4,579)	(1)%	$(1,975)	(43)%
The 43%, or $2.0 million, change in interest and other income (expense), net was primarily due to a $1.6 million increase in foreign exchange expense, an $0.8 million decrease in transitional services agreement income related to the HNT tools business divestiture, and an $0.8 million decrease from the change in fair value of contingent consideration. In addition, there was a $0.7 million increase in interest expense on the credit facility due to an increase in the average interest rate during the nine months ended December 31, 2022 when compared to the nine months ended December 31, 2021, partially offset by a loss on the extinguishment of debt recorded during the nine months ended December 31, 2021. These changes in interest and other income (expense), net were partially offset by a $2.4 million increase in interest income.
Income Taxes. Our effective tax rates were 9.5% and 15.5% for the nine months ended December 31, 2022 and 2021, respectively. The effective tax rate for the nine months ended December 31, 2022 differed from the effective rate for the nine months ended December 31, 2021, primarily due to research and development tax credits, foreign tax credits, the foreign derived intangible income deduction, and U.S. taxation of foreign earnings, as well as a discrete benefit from stock compensation during the nine months ended December 31, 2022.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2022		2021
		% of Revenue		% of Revenue	$	%
Income tax expense	$6,603	1%	$8,094	1%	$(1,491)	(18)%

Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022 was $30.9 million, $60.5 million, $64.5 million and $92.8 million, respectively. Combined product backlog included fulfillable backlog of $30.4 million, $43.6 million, $39.1 million and $51.5 million at December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022, respectively. Total backlog includes orders that were received late in the quarter and radio frequency propagation modeling projects. In some cases, we have begun these projects but have not yet hit billable milestones. Radio frequency propagation modeling project orders received in the third quarter of fiscal year 2022 allowed NetScout to bill for the entire projects based upon partial delivery. At December 31, 2022, deferred revenue related to these radio frequency propagation modeling projects included a gross balance $22.9 million compared to a gross balance of $18.4 million, $19.9 million and $19.9 million at September 30, 2022, June 30, 2022 and March 31, 2022, respectively. A majority of the revenue for these projects is expected to be recognized into revenue throughout the fiscal year ending March 31, 2023.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Cash and cash equivalents	$352,044	$636,161
Short-term marketable securities	57,262	67,037
Long-term marketable securities	6,906	—
Cash, cash equivalents and marketable securities	$416,212	$703,198
Cash, cash equivalents and marketable securities
At December 31, 2022, cash, cash equivalents and marketable securities (current and non-current) totaled $416.2 million, a $287.0 million decrease from $703.2 million at March 31, 2022. This decrease was primarily due to $150.0 million used in treasury stock repurchases under an ASR program, $150.0 million used to repay long-term debt, $19.2 million used for tax withholdings on restricted stock units, and $8.4 million used for capital expenditures. These decreases were partially offset by $43.9 million of net cash provided by operations during the nine months ended December 31, 2022. Cash held outside the United States was approximately $174.0 million.
Cash and cash equivalents were impacted by the following:

	Nine Months Ended
	December 31,
	(in thousands)
	2022	2021
Net cash provided by operating activities	$43,923	$140,387
Net cash used in investing activities	$(5,647)	$(3,055)
Net cash used in financing activities	$(319,224)	$(53,719)
Net cash from operating activities
Cash provided by operating activities was $43.9 million during the nine months ended December 31, 2022, compared with $140.4 million of cash provided by operating activities during the nine months ended December 31, 2021. The $96.5 million decrease was due in part to a $65.2 million decrease from deferred revenue, a $30.9 million decrease from accounts receivable, a $27.3 million decrease from deferred income taxes, an $8.0 million decrease from accounts payable, a $7.7 million decrease from depreciation and amortization, an $0.8 million decrease from income tax payable, and a $0.6 million decrease from the loss on extinguishment of debt. These decreases were partially offset by an $18.6 million increase from the change in net income, a $9.6 million increase from inventories, a $5.6 million increase from accrued compensation and other expenses, a $5.3 million increase from prepaid expenses and other assets, a $3.8 million increase from share-based compensation, and an $0.8 million increase from the change in fair value of contingent consideration during the nine months ended December 31, 2022 as compared with the nine months ended December 31, 2021.
Net cash from investing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2022	2021
Cash used in investing activities included the following:
Purchase of marketable securities	$(100,265)	$(11,343)
Proceeds from sales and maturity of marketable securities	103,152	15,264
Purchase of fixed assets	(8,381)	(7,004)
Purchase of intangible assets	(161)	—
Decrease in deposits	8	28
	$(5,647)	$(3,055)

Cash used in investing activities was $5.6 million during the nine months ended December 31, 2022, compared with $3.1 million of cash used in investing activities during the nine months ended December 31, 2021. The $2.5 million increase in cash used in investing activities was due in part to a $1.4 million increase in cash outflow for capital expenditures, a $1.0 million increase in cash outflow from marketable securities related to an increase of $88.9 million related to the purchase of marketable securities, offset by an increase of $87.9 million in proceeds from the sales and maturity of marketable securities during the nine months ended December 31, 2022 when compared with the nine months ended December 31, 2021, and a $0.2 million increase in cash outflow related to agreements to acquire technology licenses during the nine months ended December 31, 2022.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2023.
Net cash from financing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2022	2021
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Treasury stock repurchases, including accelerated share repurchases	(150,039)	(35,652)
Tax withholding on restricted stock units	(19,187)	(15,246)
Payment of debt issuance costs	—	(3,660)
Repayment of long-term debt	(150,000)	(350,000)
Proceeds from issuance of long-term debt	—	350,000
Collection of contingent consideration	—	837
	$(319,224)	$(53,719)
Cash used in financing activities increased by $265.5 million to $319.2 million during the nine months ended December 31, 2022, compared with $53.7 million of cash used in financing activities during the nine months ended December 31, 2021.
During the nine months ended December 31, 2022, we repurchased 4,549,329 shares of our common stock under an ASR program for $150.0 million. During the nine months ended December 31, 2021, we repurchased 1,330,678 shares of our common stock for $35.7 million under the twenty-five million share repurchase program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 555,651 and 531,725 shares at a cost of $19.2 million and $15.2 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2022 and 2021, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
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
In connection with the Second Amended and Restated Credit Agreement, during the fiscal year ended March 31, 2022, we paid off the outstanding balance of $350 million under the Amended Credit Agreement by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, we recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2022. On May 9, 2022, the Company repaid $150.0 million of borrowings under the Second Amended and Restated Credit Agreement. At December 31, 2022, $200 million was outstanding under the Second Amended and Restated Credit Agreement.
At our election, revolving loans under the Second Amended and Restated Credit Agreement bear interest at either (a) an Alternate Base Rate per annum equal to the greatest of (1) the Wall Street Journal prime rate; (2) the New York Federal Reserve Bank (NYFRB) rate plus 0.50%, or (3) an adjusted one month LIBO rate plus 1%; or (b) a Term Benchmark Borrowing rate (for the interest period selected by NetScout, subject to customary provisions regarding succession from LIBO rate to SOF rate in anticipation of the upcoming discontinuation of the LIBO rate), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2022, until we have delivered financial statements for the quarter ended December 31, 2022, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2022, until we have delivered financial statements for the quarter ended December 31, 2022, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Amended Credit Agreement that we maintain a minimum consolidated interest coverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to our adjusted consolidated EBITDA. The Company’s maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of December 31, 2022, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.

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
We had unamortized capitalized debt issuance costs, net of $4.0 million at December 31, 2022, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $2.9 million was included as other assets in our consolidated balance sheet.
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
A portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to repay borrowings under our Second Amended and Restated Credit Agreement, or to repurchase shares of our common stock through our stock repurchase programs. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. Macroeconomic conditions, including rising interest rates and volatility in the capital markets, may make it difficult for us to secure additional financing on favorable terms or at all. Any sale of additional equity or debt securities could result in additional dilution to our stockholders.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At December 31, 2022, we owed $200 million on this loan with an interest rate of 5.39%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2022. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.1 million as of December 31, 2022.
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
At December 31, 2022, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $12.0 million. The valuation of outstanding foreign currency forward contracts at December 31, 2022 resulted in a liability balance of $188 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $40 thousand, reflecting favorable rates in comparison to current market rates at this date. At March 31, 2022, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $5.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2022 resulted in a liability balance of $78 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $20 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At December 31, 2022, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended December 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased Under the Program
10/1/2022-10/31/2022	940	$34.42	—	2,502,668
11/1/2022-11/30/2022	1,297,395	36.99	1,293,515	1,209,153
12/1/2022-12/31/2022	229	32.57	—	1,209,153
Total	1,298,564	$36.99	1,293,515	1,209,153
(1)We purchased an aggregate of 5,049 shares during the three months ended December 31, 2022 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our previously announced stock repurchase programs (including our previously disclosed twenty-five million share repurchase program authorized on October 24, 2017 currently in effect).
(2)On May 9, 2022, we entered into ASR agreements to repurchase an aggregate of $150 million of our common stock via accelerated stock repurchase transactions. Final settlement of the ASR agreements was completed during the third quarter of our fiscal year 2023, resulting in the receipt of an additional 651,213 shares from Mizuho and 642,302 shares from Wells Fargo, or 1,293,515 shares in the aggregate. In total, 4,549,329 shares of our common stock were repurchased under the ASR agreements at an average cost per share of $32.97.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 2, 2023	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 2, 2023	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)