Form 10-K
period 2023-03-31
NETSCOUT SYSTEMS INC
filed 2023-05-16
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2022 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was approximately $2,174,733,703. As of May 8, 2023, there were 71,252,108 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

NETSCOUT SYSTEMS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2023

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
•If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
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
•We or our suppliers may be affected by new regulations related to climate change, sustainability, and other environmental issues.
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
•Our disclosures, initiatives and goals related to environmental, social and governance matters expose us to numerous risks, including risks to our reputation, business, financial performance and growth.
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
•We are subject to stringent and evolving U.S. state, local, and foreign laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security. Our actual, or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business, results of operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
•If we violate the U.S. Foreign Corrupt Practices Act or applicable anti-bribery laws in other countries, or if we fail to comply with U.S. export controls and government contracting laws, our business could be harmed.
•Our operating results may differ significantly from our guidance.
•Our effective tax rate may fluctuate, which could increase our income tax expense and reduce our net income.
•We may be impacted by changes in taxation, trade, and other regulatory requirements.
•Foreign currency exchange rates may adversely affect our financial statements.
•Our estimates and judgments related to critical accounting policies could be inaccurate.
•Our disclosure controls and procedures and internal control over financial reporting may not be effective.
•Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control.

PART I

Item 1. Business
Overview
We are an industry leader with over three decades of experience in providing service assurance and cybersecurity solutions that are based on our pioneering deep packet inspection technology at scale, which are used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to "edge" environments, like the cloud, the rapidly evolving cybersecurity threat landscape, business intelligence and analytics advancements, and the 5G evolution in both the service provider and enterprise customer verticals.
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
Markets
    Our service assurance solutions are used by enterprises (including government agencies) and service providers to optimize network performance, quickly identify and resolve issues impacting application and service quality, and to gain insight into the end user experience. Our cybersecurity solutions are used by enterprises and service providers to identify and mitigate advanced, volumetric, and application-specific distributed denial of service (DDoS) attacks, as well as assist enterprise security teams in rapidly identifying, isolating, investigating, and resolving other advanced network threats. These combined solutions provide a powerful platform to address both service assurance and cybersecurity challenges for our customers.
Enterprise Market
    Within the enterprise market, NetScout's nGeniusONE, ISNG, Omnis, and Arbor Edge Defense offerings enable IT organizations to support a growing range of performance management and cybersecurity use cases including:
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

•Cybersecurity: DDoS Protection and Omnis Cyber Intelligence - Computer networks continue to be targeted for cyberattacks that are aimed at disrupting, damaging, or otherwise destroying an enterprise’s ability to conduct its business or gaining unauthorized access to corporate applications and restricting or stealing valuable information. We provide a range of network security solutions under the NetScout Arbor brand that enable enterprises to protect their networks from high-volume and application-specific DDoS attacks, which are aimed at either overwhelming the network with traffic or over-exercising specific functions or features of a website with the intention to disable those functions or features. We have also recently developed enhanced cybersecurity solutions for enterprises with our Omnis suite of products that provide greater deep-dive forensic capabilities as well as analytics that can provide visibility into anomalous behavior on the network that may be indicative of an advanced threat. These security analytics enable existing enterprise customers to leverage their historical investments in NetScout's service assurance solutions by using the Adaptive Service Intelligence (ASI) data already being generated to support service assurance for cybersecurity use cases.
Government Markets
    Considered as part of our enterprise customer vertical, we have built a strong position with federal, state and local government agencies, both in the United States and abroad. Similar to our enterprise customers, government agencies are focused on streamlining and transforming IT into more efficient and more easily managed environments. To accomplish this, agencies are turning to IT solutions that will help simplify managing and assuring their IT environments as well as reducing costs. However, governmental markets differ from enterprise markets primarily due to their purchasing cycles being influenced by potential changes in government administrators, budgetary priorities and allocated funding for key projects.
Telecommunication Service Provider Markets
    Today's service providers are focused on delivering a compelling set of services and ensuring a high-quality user experience, while also striving to minimize operational complexity, control costs and improve automation. This, coupled with the challenge of internet protocol (IP) transformation activities and complex technologies such as 5G, Long-Term Evolution (LTE), Network Functions Virtualization (NFV), Internet Protocol Television (IP-TV), wireless network (WiFi) and cloud services drives the need for a more automated and unified approach to managing service delivery and the subscriber experience. Our service provider solutions support an expanding range of use cases including:
•Service Assurance for Mobile, Fixed Line and Cable Operators - The fundamental transformation of the mobile network to all-IP enables mobile operators to build highly-scalable service delivery environments to offer new services to meet the growing subscriber demand for data, voice and video-centric services and to consolidate and simplify network operations. Mobile operators use our offerings to gain real-time, detailed IP packet-level insight and core-to-access visibility, which enables them to ensure services offered over the network meet certain pre-defined quality levels for an optimal subscriber experience. NetScout's service assurance solutions help service providers effectively manage capacity, assess overall network quality, take proactive steps to modify the network before issues impact subscribers, and quickly identify and troubleshoot network problems. In addition to improving the overall return on their network infrastructure investments, mobile operators using our solutions also benefit from improved network quality and unique customer insights - both of which contribute to subscriber acquisition, retention, and monetization. The growing demand for high-bandwidth triple-play services, broadband connectivity, content anywhere, IP-TV, on-demand video traffic, new extended WiFi initiatives and carrier Ethernet services presents fixed line and cable multi-system operators with significant revenue opportunities. IP has become the de facto convergence mechanism for access, distribution and core networks, enabling new service offerings and simplifying network operations while reducing total cost of operations. For example, cable operators use our solutions to monitor and manage their local area WiFi connectivity services, ensure the high-quality delivery of video to consumers outside of their homes as well as provide broadband and telephony services targeting small- and medium-sized businesses.
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
•DDoS Protection - Internet Service Providers (ISPs), including leading telecommunications providers, cable multi-service operators and cloud providers, have seen significant increases in the sophistication, scale and frequency of high-volume and application-specific DDoS attacks on their networks. DDoS attacks are aimed at disrupting the online services of an ISP's business customer by overwhelming the network with traffic or by over-exercising specific functions or features of a website with the intention to disable those functions or features. NetScout Arbor smart DDoS solutions are used by a wide range of ISPs around the world to help protect their networks against DDoS attacks, and to resell certain DDoS offerings to their enterprise customers.
Products Overview
    Since our founding in 1984, we have been an industry innovator in using IP-based network traffic to help organizations manage and optimize the delivery of services and applications over their networks, improve the end-user experience and protect networks from unwanted cybersecurity threats. Using our patented ASI technology, our solutions instantaneously convert network traffic data, often referred to as wire data, into high-value metadata, or "smart data". Our offerings can help customers quickly identify and troubleshoot network and application performance issues, defend their networks from DDoS and other cybersecurity attacks, and rapidly find and isolate advanced network threats. Our solutions are deployed by customers in one of four form factors: as integrated hardware and software, as software only that is then integrated into commercial off-the-shelf hardware, in a virtualized environment as software only, or as a Software as a Service (SaaS) solution. Our solutions help our customers meet the increasing demands and an ever-changing technology landscape of IP networks, service, applications, and cybersecurity threats. To further elevate our value proposition and address the near- and long-term needs of customers and prospects, we have delivered major product upgrades across our product lines by integrating key functionality from acquired product lines, increasing the deployment flexibility of our solutions, and adding new features and capabilities that enable us to address a broader range of use cases. Our primary products can be categorized as follows:
Service Assurance Solutions for Network and Application Performance and Business Intelligence Analytics
•nGeniusONE Management Software and Analytic Modules - Our nGeniusONE management software is used to support our service provider, enterprise, and government customers enabling them to predict, preempt, and resolve network and service delivery problems while facilitating the optimization and capacity planning of their network infrastructures. Additionally, we market a range of specialized platforms and analytic modules that can enable our customers to analyze and troubleshoot traffic in radio access network and WiFi networks, as well as gain timely insight into high-value services, applications and systems, and better understand the subscriber's experience on the network. nGeniusPULSE is an active testing tool that enables enterprises to identify infrastructure performance issues and determine application availability, reliability, and performance. We also market our nGenius Business Analytics solution, which enables service providers to quickly and efficiently analyze their network traffic to gain greater and more timely insights into their subscribers, services, networks, and applications, as well as easily export our smart data into their data lakes and into third-party analytic platforms.
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
Cybersecurity Solutions
•DDoS Protection – We provide cybersecurity solutions that enable service providers and enterprises around the world to protect their networks against DDoS attacks under the Arbor brand. Certain of our service provider customers around the world also resell Arbor's solutions as a managed DDoS service to their enterprise customers. Our portfolio of DDoS solutions offers complete deployment flexibility spanning on-premise offerings and cloud-based capabilities to meet a broad array of customer needs, as well as specialized analytics and comprehensive threat intelligence information. Our smart DDoS offerings for service providers include Arbor Sightline for DDoS visibility and threat detection, Arbor Threat Mitigation System for removing DDoS attack traffic from the network without disruption to key network services and Arbor Insight for advanced analytical and forensic information. Our smart DDoS offerings for enterprises include Arbor Edge Defense, a perimeter-based appliance for identifying and blocking incoming DDoS attacks and outbound malicious communications, and Arbor Cloud, a global, cloud-based traffic scrubbing service that quickly removes DDoS attack traffic. We plan to further enhance and expand these capabilities in ways that will enable greater adoption of our solutions by service provider and enterprise customers.
•Advanced Threat Detection – We are actively expanding our enterprise cybersecurity offerings to better leverage the investment that our enterprise customers have made in our traditional service assurance solutions. By collecting network traffic via our probes, we can expand our value proposition by providing specialized analytics for both service assurance and cybersecurity. We have introduced and will continue to advance solutions such as new packet forensic capabilities, which includes Omnis Cyber Intelligence, designed specifically for security operations teams. This solution also creates anomalous behavior analytics that security teams can use to identify and investigate potential advanced network threats. Our Omnis suite of products is focused on addressing cybersecurity use cases.

Integration with Third-Party Solutions
To have greater operational impact on assuring performance of applications and service delivery, we have integrated our technology with third-party management consoles and business service management systems. This integration allows organizations to receive alarms on impending performance problems and to link into the nGenius Service Assurance solution in order to perform detailed problem analysis and troubleshooting. The third-party solution providers that we have integrated our solutions with include Cisco Systems, Cisco Sourcefire, Citrix Systems, Dell Technologies, Hewlett-Packard Company, IBM Tivoli, and VMWare. In addition, we have embedded NetScout Arbor DDoS mitigation capabilities on a blade within Cisco's market-leading ASR9000 router and will continue to evaluate partnership opportunities to support integration of its smart DDoS capabilities into various third-party platforms.
Growth Strategy
The following are key elements in our growth strategy for fiscal year 2024:
•Drive Platform Innovation - In order to support our customers' near-term and longer-term requirements, we plan to continue innovating by enhancing and expanding our product portfolio as well as developing an integrated platform to serve our customers combined service assurance and cybersecurity requirements. In particular, we continue to invest in research and development, and leverage the strong technical and domain expertise across our organization. Our engineering teams are focused on advancing technical innovation across our broad product portfolio. By capitalizing on our extensive experience with global enterprise, service provider and government organizations with IP-based networks, we remain well positioned to cross-leverage our technology development across all major platforms and relevant technologies to address the evolving demands of current and prospective customers.
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
Support Services
Customer satisfaction is a key driver of our success. Our support programs offer customers various levels of high-quality support services to assist in the deployment and use of our solutions. We have support personnel strategically deployed across the globe to deliver 24/7 support to our customers. Certain support services, such as on-site support activities, are provided by qualified third-party support partners. In addition, many of our certified resellers provide Partner Enabled Support to our end users. This is especially prevalent in international locations where time zones and language, among other factors, make it more efficient for end users to have the reseller provide initial support functions. Our support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. If ordered, support commences upon fulfilment or expiration of the standard warranty for software. For software, which also includes firmware, the standard warranty commences upon fulfilment and expires 60 to 90 days thereafter. With regard to hardware, the standard warranty commences upon fulfilment and expires 60 days to 12 months thereafter. We believe our warranties are consistent with commonly accepted industry standards. We expect to continue to provide support services for the acquired platforms under existing agreements and plan to explore opportunities to further simplify and standardize our support obligations over the coming years.
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
We generally use standard parts and components for our products, which can be sourced from various suppliers. We have generally been able to obtain adequate supplies of components in a timely manner from current suppliers. While certain components, such as computer network interface cards, are currently purchased from a single supplier, we have identified alternate suppliers that we believe can be qualified relatively quickly to fulfill our needs should an issue arise with the existing supplier. We continue to monitor the impact of the war in Ukraine, global geopolitical tension, worsening macroeconomic conditions and the COVID-19 pandemic, as well as other factors, on our supply chain. Although we have been able to manage supply challenges in the past, there is no guarantee that we will be able to continue to manage these challenges without significant impacts to our business if our supply chain becomes increasingly strained. Our reliance on single source suppliers and impacts on our supply chain are further described in Item 1A "Risk Factors."
We manufacture our products based upon near-term demand estimates resulting from sales forecasts and historical fulfillment information. However, since these forecasts have a high degree of variability because of factors that include time of year, overall economic conditions and sales employee incentives, we believe it is prudent to maintain inventory levels in advance of receipt of firm orders to ensure that we have sufficient stock to satisfy incoming orders. The potential impacts of the global and macroeconomic conditions and potential supply chain disruptions on our business are further described in Item 1A "Risk Factors."

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
During the fiscal year ended March 31, 2023, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partners accounted for more than 10% of our total revenue. During the fiscal years ended March 31, 2022 and 2021, no direct customers or indirect channel partners accounted for more than 10% of our total revenue.
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
Key elements of our marketing strategy focus on thought leadership, market positioning, market education, go to market strategies, reputation management, demand generation, and the acceleration of our strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners. During fiscal year 2023, we continued to invest in the promotion of the NetScout brand related to service assurance and cybersecurity products in their respective markets. We expect to continue these initiatives during fiscal year 2024.
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
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at March 31, 2023 was $44.4 million compared to $92.8 million at March 31, 2022. Combined product backlog included fulfillable backlog of $41.1 million and $51.5 million at March 31, 2023 and 2022, respectively. Total backlog includes orders that were received late in the quarter and radio frequency propagation modeling projects. In some cases, we have begun these projects but have not yet hit billable milestones. At March 31, 2023 and 2022, deferred revenue and accounts receivable each contained a gross balance of $8.3 million and $19.9 million, respectively, related to these radio frequency propagation modeling project orders. Radio frequency propagation modeling project orders received in the third quarter of fiscal year 2022 allowed NetScout to bill for the entire projects based upon partial delivery. At March 31, 2023, deferred revenue related to these radio frequency propagation modeling projects included a gross balance of $8.3 million compared to a gross balance of $19.9 million at March 31, 2022. A majority of the revenue for these projects is expected to be recognized into revenue throughout the fiscal year ending March 31, 2024.
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
In the service provider market, we compete with traditional probe vendors, network equipment manufacturers, big data and analytics vendors, and virtualization vendors. These vendors include Anritsu, Cisco, Ericsson, EXFO, Huawei, IBM, Infovista, Niksun, Elisa Polystar, Radcom, Splunk, Nokia and Viavi. We face additional competitive threats from startups and new entrants that seek to offer innovative solutions in an industry characterized by rapid technological change.
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
In the service provider DDoS solutions market, we compete under the NetScout Arbor brand with a broad range of vendors including Radware, Akamai, F5 Networks, A10 Networks, Fortinet, Fastly, Cloudflare and Corero Network Security. In the enterprise market for Network Detection and Response (NDR) solutions that utilize specialized threat analysis, traffic analysis, and packet forensics to detect and raise alerts of advanced network threats, we compete under the NetScout Omnis Security brand with a range of vendors including Darktrace, Vectra Networks, Extrahop, Cisco, and other specialist providers.
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
Human Capital Management
NetScout strives to remain a team of entrepreneurs, with the agility of a start-up and the heft of a global technology company. We believe that our culture is critical to our success and growth. Our Lean But Not Mean culture complements and acts as a multiplier to our technology, exceptional talent, and forward-thinking innovation. "Lean" decision-making puts the tough calls up front and puts employees and the long-term success of the company first. We believe our commitment to our culture and values, diversity, equity and inclusion, talent development, and health and safety, and providing for competitive total rewards has motivated our employees around the world and keeps our spirit thriving, and everyone, regardless of role, brings value to the organization. Our Compensation Committee oversees our key human capital management strategies and programs and shares oversight of environmental, health, and safety matters, with the Nominating and Corporate Governance Committee of the Board of Directors.
Employees
At March 31, 2023, we had 2,355 employees worldwide – over 99% of whom were full time employees. Our employees are in 35 countries with 64% of our employees located in the United States.
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
We take seriously our mission as Guardians of the Connected World. Our internal NETSCOUT WITHOUT BORDERS initiative is a key component in our employee engagement program and allows us to continuously communicate our mission and goals to all of our global employees through a series of town hall meetings that provide direct interaction with the CEO, in-depth focus groups, and follow-on development programs. These meetings allow us to stay connected with all employees and ensure everyone is equipped with the knowledge and tools so all their efforts can be aligned with our vision, mission and goals as part of our ongoing internal efforts. The Nominating and Corporate Governance Committee oversees these efforts as part of its comprehensive review of environmental, social and governance (ESG) matters.
Diversity, Equity & Inclusion
Diversity, equity, and inclusion (DEI) are important to our organizational excellence and complement our core values of performing with integrity, compassion, collaboration, and innovation. We embrace and encourage our employees' differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. We recently revised our Diversity, Equity, and Inclusion Policy and seek to enhance our employees' understanding of DEI through company-wide training, tracked and reviewed with the executive team. In addition, we have a designated DEI program team, reporting to the Chief Human Resources Officer, to foster transparent and equitable processes in employee engagement, onboarding, learning and development, policymaking, and career planning.
A cornerstone of our DEI strategy is collaborating with industry and university partners to enhance our diversity. We work with industry partners, including third-party recruiting organizations that specialize in diversity in hiring, and post our open position requisitions on diversity job boards. We track our progress and make improvements to reach a broader, more diverse, talent base. We also partner with universities with diverse student enrollment to recruit college hires and summer interns.

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
Environmental, Health, and Safety Regulatory Compliance
NetScout's Environment, Health, and Safety (EHS) Council is responsible for EHS policy, managing and coordinating EHS regulatory compliance, and tracking goals and results. The EHS Council reports to senior executives and its results are reported to the Nominating and Corporate Governance Committee of the Board of Directors.
Total Rewards
We offer a competitive compensation and benefits package to attract, retain and motivate our employees. Our compensation package includes market-competitive pay, cash and equity incentive compensation, an Employee Stock Purchase Plan, retirement benefits, health benefits, paid time off and leave benefits.
Environmental Social Governance
We believe that effectively managing ESG matters is an important part of creating business value. As set out in its Charter, our Nominating and Corporate Governance Committee oversees our ESG program. The Nominating and Corporate Governance Committee meets regularly and reviews and advises on ESG strategy and apprises the full Board of Directors, which also considers our ESG program and strategy as well as its alignment with our mission. Relatedly, the Audit Committee also regularly reviews ESG-related topics such as enterprise risk management, our anticorruption program, ethics and compliance issues, supply chain issues including human rights protections, and cybersecurity and data privacy.
The ESG Steering Committee, under the strategic direction of the Chief Executive Officer and chaired by NetScout's General Counsel, provides guidance and management oversight for the ESG program. The Office of ESG, chaired by our General Counsel in his role as Chief ESG Officer, is responsible for the development and implementation of the ESG program. With representation across key business functions, the mandate of the ESG Steering Committee is to consider our existing ESG efforts, understand stakeholder perspectives, identify areas for improvement that align with our business, and work collaboratively to support programs designed to accelerate ESG initiatives.
We have adopted four ESG pillars that lay out our current top ESG priorities, underpinned by a strong governance focus:
1.Demonstrating product leadership through sustainability by design and helping our customers reduce their environmental footprint, including through reducing electricity requirements of our products;
2.Reducing electricity use in our facilities, with emphasis on our engineering labs;
3.Furthering our diversity, equity, and inclusion efforts alongside our employee engagement programs; and
4.Supporting community digital inclusion programs that improve underserved communities’ participation in the connected world.
NetScout's global ESG program encompasses a broad range of areas, including environmental sustainability, responsible management of our supply chain, human capital, ethical business practices, and data privacy and security. NetScout continues to seek opportunities to align ESG with our core business strategy and more thoroughly integrate ESG into our operations.
Information Security
Cybersecurity, data privacy and data protection are critical to our business. As such, we have developed information security designed toward vigilant protection of personal data and maintaining vigorous standards of privacy and security. We take a layered defense approach to protect confidentiality and prevent data compromise and breaches, including technology safeguards, organizational safeguards such as training and awareness programs, and physical safeguards. We maintain a robust Information Security Program (ISP) to help ensure the confidentiality, integrity, and availability of corporate data and the systems storing this information. Our ISP also includes annual information security awareness training for employees and audits of our systems and enhanced training for specialized personnel, and we have instituted regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats. Our ISP also includes review and assessment by external, independent third parties, and we achieved ISO 27001 certification demonstrating our adherence to ISP best practices, including risk assessment, protection against threats, legal compliance, and incident response and mitigation. Our ISP also includes a data security incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident.
We are committed to managing our legal and contractual compliance obligations with respect to security and privacy laws, including the EU General Data Privacy Regulation and the California Consumer Privacy Act. We have devoted considerable resources to ensuring compliance with applicable data privacy laws and developing our privacy policy and providing regular security training to employees. We review cybersecurity and data privacy issues regularly with the Audit Committee and with the full Board. The Audit Committee is comprised entirely of independent directors, some of whom have work experience related to information security issues or oversight. In the last three years, the expenses we have incurred from information security breach incidences, including penalties and settlements, of which there were none, were immaterial.
We take our customers' information security and privacy commitments seriously. The security features of our products are designed to mitigate data risks, such as loss or unauthorized access, destruction, use, modification, or disclosure. Our products allow customers to customize a security strategy in several ways, from the operating system and between system communications to access control of individual modules, role-based data visibility, and packet and data storage configurations. We have features in our products that allow masking of sensitive data, and, where possible, minimization through aggregation and measures to control data access. Our nGeniusONE and Omnis products are based on hardened Linux operating systems and updated software packages to reduce security vulnerabilities, and administrators can further secure the server and appliance hardware by purchasing appliances with self-encrypting drives. NETSCOUT Arbor DDoS virtual and physical solutions provide similar operational protection.
For a discussion of the risks we face related to information security, see Part I, Item 1A. "Risk Factors".
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
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business, including our results of operations, liquidity, and financial condition.
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
Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, increased interest rates, elevated or prolonged inflation, bank failures, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare, including in Ukraine, and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business and our results of operations. Heightened inflation has also increased, and could continue to further increase, the cost of operating our business and impact our customers’ spending decisions, which could negatively affect our results of operations. Our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. In addition, we serve certain industries that have historically been cyclical and have experienced periodic downturns that have had a material adverse impact on demand for the products, software, and services that we offer. Many of our customers are concentrated in certain industries, including financial services, public sector, healthcare, and the service provider market. Furthermore, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
Potential product vulnerabilities or critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services, or solutions could result in claims of liability against us, damage our reputation, or otherwise harm our business.
The products and services we sell or license to customers, including our cloud-based solutions and our service offerings, may contain vulnerabilities or critical security defects which have not been identified or remedied. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in exploitation that compromises security.
Customers also sometimes need to test security releases before they can be deployed, which can delay implementation. In addition, we rely on third-party providers of software and cloud-based services, and we cannot control the rate at which they remedy vulnerabilities. Customers may also not deploy a security release or decide not to upgrade to the latest versions of our products or services leaving them vulnerable.
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
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
We and the third parties upon which we rely collect, receive, use, store, generate, transfer, dispose of, transmit, share, and process sensitive, proprietary, and confidential information, including personal information, business data, trade secrets, intellectual property, and confidential third-party data.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and similar activities threaten the confidentiality, integrity, and availability of our sensitive, proprietary, or confidential information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, telecommunications failures, and other similar threats. Severe ransomware attacks are also becoming increasingly prevalent and could lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds.
In addition, our reliance on third-party service providers could introduce cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. For example, we rely on third parties to operate some of our business systems and process sensitive, proprietary, and confidential information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, we cannot be certain that our applicable contracts with these third parties will adequately limit our data security-related liability to them or others, be sufficient to allow us to obtain indemnification or recovery from them for data security-related liabilities that they cause us to incur, or be sufficient to cover our damages.

Although we have multiple and layered controls and security measures in place designed to prevent cyberattacks, experienced computer hackers are increasingly organized and sophisticated and we cannot guarantee that our, or our third-party partners’, security measures will be sufficient to protect against unauthorized access to our IT networks, software and systems. Malicious attack efforts operate on a large-scale and sometimes offer targeted attacks as a paid-for service. In addition, the techniques used to obtain access or sabotage networks change frequently, and we may be unable to anticipate such techniques, implement adequate preventative measures, or stop security breaches that may arise from such techniques. As a provider of security solutions, we may be a more attractive target for such attacks. Other individuals or entities, including personnel or vendors, may also intentionally or unintentionally provide unauthorized access to our IT environments.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive, proprietary, or confidential information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.
While we have implemented significant and multi-layered security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
If we, or a third party upon whom we rely, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions; additional reporting, disclosure, notification and/or oversight requirements; restrictions on processing sensitive data; litigation; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive, proprietary, or confidential information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
Our ability to quickly and successfully recover from a disaster, public health crisis, or other business continuity event could affect our ability to deliver our products and negatively impact our business reputation.
The occurrence of a natural disaster, public health crisis, or an act of terrorism, or a decision or need to close any of our facilities without adequate notice or time for making alternative arrangements could result in interruptions in the delivery of our products and services. Our central business functions, including administration, human resources, finance services, legal, development, manufacturing and customer support depend on the proper functioning of our computer, telecommunication and other technology systems and operations, some of which are operated or hosted by third parties.
While we have business continuity programs in place, a disruption or failure of systems or operations because of a disaster, public health crisis or other business continuity event could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, which could have an impact on our ability to make timely disclosures and could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there is no guarantee that data recovery in the event of a disaster would be effective or occur in an efficient manner. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.
If we fail to introduce new products and solutions or enhance our existing products and solutions to keep up with rapid technological change, demand for our products and solutions may decline.
The market for application and network performance management, service assurance, cybersecurity solutions, and business intelligence is highly competitive and characterized by rapid changes in technology, evolving industry standards, changes in customer requirements, a current high level of and increasing competition, and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in technologies, new application technologies, new security risks and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products and solutions or could render our existing or planned products and services less competitive or obsolete. We must address demand from our customers for advancements in our products and services applications to support our customers' growing needs and requirements in complex networks. To meet this challenge and remain competitive in the market, we must introduce new enhancements and additional form factors to our existing product lines and service offerings. If we are unable to develop, introduce and communicate new network and application performance management and service assurance products, network security products, business intelligence products, and solutions or enhancements to existing products in a timely and successful manner, this inability could have a material and adverse impact on our business, operating results and financial condition.
As our success depends in part on our ability to develop product enhancements and new products and solutions that keep pace with continuing changes in technology, cyber risk and customer preferences, we must devote significant resources to research and development, development and introduction of new products and enhancements on a timely basis, and obtaining market acceptance for our existing products and new products. We have introduced and intend to continue to introduce new products and solutions, including increased migration to "software as a service" and software-deployed products as well as cybersecurity products. If the introduction of these products and solutions is significantly delayed or if we are unsuccessful in bringing these products and solutions to market, our business, operating results, and financial condition could be materially and adversely impacted. We are developing and are already deploying a number of new products as well as enhancements to our existing products and offerings, including our new Omnis cybersecurity suite as well as additional software only solutions and products available in multiple form factors for most of our existing solutions.
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
Specific components that are necessary for the hardware assembly of our instruments are obtained from separate sole source suppliers or a limited group of suppliers. These components include our network interface cards and proprietary hardware. Our reliance on sole or limited suppliers involves several risks, including a lack of control over the manufacturing process and inventory management and potential inability to obtain an adequate supply of required components and the inability to exercise control over pricing, quality and timely delivery of components. For most of our products, we do not have the internal manufacturing capabilities to meet our customers' demands. It is our practice to mitigate these risks by partnering with key suppliers, including distributors, to establish a variety of supply continuity practices. These practices may include, among other approaches, establishing buffer supply requiring suppliers to maintain adequate stocks of materials and use-based and kanban programs to set supply thresholds. We also enter into escrow arrangements for certain technologies. Where possible, we use widely available off the shelf hardware and work with large suppliers with multiple factories and other risk management practices. However, failure of supply, including as a result of a public health crisis or geopolitical situation, or failure to execute effectively on any of these programs could result in our inability to obtain adequate supply or deliveries or to ship our products on a timely basis. Moreover, if we are unable to continue to acquire from these suppliers on acceptable terms or should any of these suppliers cease to supply us with components for any reason, we may not be able to identify and integrate an alternative source of supply in a timely fashion or at the same costs. Any transition to one or more alternate manufacturers would likely result in delays, operational problems, and increased costs, and may limit our ability to deliver our products to our customers on time for such transition period. These risks could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.
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
We derive nearly all our revenue from the sale of products and services that are designed to allow our customers to assure the delivery of services through management of the performance and network security of applications across IP networks. We have actively expanded our operations in the past through acquisitions and organic growth and may continue to expand them in the future to gain share in the evolving markets in which we operate. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy, and the future changes to the competitive environment. For us to be successful, our potential customers must recognize the value of more sophisticated application management and network security solutions, decide to invest in the management of their networked applications and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results, and financial condition. Additionally, businesses may choose to outsource the operations and management of their networks to managed service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.
Failure to manage growth properly and to implement enhanced automated systems could adversely impact our business.
The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. Additional growth will place significant demands on our management, infrastructure, and other resources. To manage further growth effectively, we must hire, integrate, and retain highly skilled personnel qualified to manage our expanded operations. We will also need to maintain and continually improve our financial and management controls, reporting systems, and procedures as our business grows and evolves over time. If we are unable to manage our growth effectively, our costs, the quality of our products, the effectiveness of our sales organization, attraction and retention of key personnel, our business, our operating results and financial condition could be materially and adversely impacted. To manage our growth effectively, we may need to implement new or enhanced automated infrastructure technology and systems.
Any disruptions or ineffectiveness relating to our systems implementations and enhancements could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, and otherwise run our business.
Most of our employees are based outside of our headquarters and many of our employees work remotely, entirely or in part. If we are unable to appropriately increase management depth and enhance succession planning, we may not be able to achieve our near- and long-term financial or operational goals. It is also important to our continued success that we hire qualified employees, properly train them and manage out poorly performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful at these efforts, our growth and operations could be adversely affected.
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

We or our suppliers may be affected by new regulations related to climate change, sustainability, and other environmental issues.
We or our suppliers may become subject to new laws enacted with regards to climate change, sustainability, and other environmental issues. If new laws are enacted, or current laws are modified in countries in which we or our suppliers operate, we could face increased costs to comply with these laws. These costs may be incurred across various levels of our supply chain to comply with new environmental regulations, as well as by us in connection with our design, manufacturing, and support of products, including costs related to incorporation of substitute materials and product re-design costs.
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
Our future success may require us to increase the number and use of our indirect sales efforts through our distributors and channel partners and to leverage those relationships to expand these distribution channels and to develop new indirect distribution channels to increase revenue. Our channel partners have no obligation to purchase any products from us. Some of our distribution and channel partners also distribute and sell competitive products and services and the reduction in sales of our products by these partners could materially reduce our revenues. In addition, they could internally develop products that compete with our solutions or partner with our competitors and bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop relationships with new partners in new markets, expand and manage our existing partner relationships, the unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships could have a material and adverse impact on our business, operating results and financial condition. Our international operations, including our operations in the United Kingdom, mainland Europe, India, Asia-Pacific and other regions, are generally also subject to the risk of longer sales cycles through our international distribution channels. Sales to customers outside the United States accounted for 36%, 41%, and 42% of our total revenue for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.
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
We face risks related to epidemics, pandemics, and other outbreaks of communicable diseases that adversely affect global commercial activity, economies, financial markets, and companies. An epidemic or pandemic or other outbreak of communicable diseases, such as the COVID-19 pandemic, poses the risk that we or our customers, suppliers, and other business partners may be disrupted or prevented from conducting normal business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities.
For instance, as has been the case with the COVID-19 pandemic, federal, state, local, and foreign governments may put in place quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions to reduce the rate of infection and control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, may result in business closures, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects that could affect productivity and disrupt our operations and those of our suppliers, customers, and business partners.
To protect our employees, contractors, customers, suppliers, and our local communities, and limit the effect of the COVID-19 pandemic on our operations, for a period of time many of our employees at our locations globally worked remotely, with exceptions for site-essential personnel (with protective measures and protocols in place). On-site and work-from-home requirements and other restrictions on our employees, suppliers, customers, and business partners may change over time, whether becoming more or less restrictive, in light of the COVID-19 pandemic or other epidemics or pandemics and global responses thereto, and we may alter our operations as a result of requirements imposed by federal, state, or local authorities, or by foreign governments in countries in which we operate, or as we otherwise determine is in the best interests of our employees, suppliers, customers, business partners, and stockholders.

As part of our existing business continuity planning, we had established infrastructure and protocols to enable our employees to work from home during the pandemic. However, future increases in the number of employees working remotely may cause disruptions to our business operations, including our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments, and this could have an adverse effect on our revenue and operating results. In addition, we may determine that it is necessary to direct that employees engaged in manufacturing and support refrain from working on-site for an indeterminate period of time, and this could have an adverse effect on our revenue and operating results.
Furthermore, global travel was also sharply curtailed, and in some cases prohibited, as a result of the COVID-19 pandemic. Our sales personnel often meet with customers or prospective customers in person to provide greater personalized service. While our employees and customers adjusted to virtual meetings and have now resumed traveling at closer to normal levels, the inability of our sales personnel to meet with customers or prospective customers at a customer facility as a result of the COVID-19 pandemic or other epidemics or pandemics could have an adverse effect on our revenue and operating results.
In addition, we rely on third-party suppliers and manufacturers throughout the globe, which may be impacted by the COVID-19 pandemic or other epidemics or pandemics. The COVID-19 pandemic has resulted in, and future epidemics or pandemics may result in, the extended shutdown of certain businesses and the closure of international borders throughout the world, which may result in disruptions to our supply chain, including from temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products, as well as the import of products into countries in which we operate. These potential events could have an adverse effect on our revenues and operating results.
To the extent the COVID-19 pandemic or other future epidemic or pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our quarterly revenue and operating results, the estimates made for our critical accounting policies, and the operation of internal controls over such estimates, as well as on our liquidity and on our ability to satisfy our indebtedness obligations and debt covenants.
Risks Related to Our Intellectual Property
Necessary licenses for third-party technology may not be available to us on commercially reasonable terms or at all.
We currently, and will in the future, license technology from third parties that we use to produce or embed in our products. While we have generally been able to license required third-party technology to date, third-party licenses required in the future may not be available to us on commercially reasonable terms or at all. If we are unable to obtain any necessary third-party licenses, we would be required to redesign our product or obtain substitute technology, which may not perform as well, be of lower quality or be more costly. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products. We may also choose to pay a premium price for such a license in certain circumstances where continuity of the licensed product would outweigh the premium cost of the license. The unavailability of these licenses or the necessity of agreeing to commercially unreasonable terms for such licenses could materially adversely affect our business, financial condition, operating results, and cash flows.
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
On July 27, 2021, we amended and extended our existing credit facility (Second Amended and Restated Credit Agreement) with a syndicate of lenders. The Second Amended and Restated Credit Agreement provides for a five-year $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for working capital purposes (including to finance the repurchase of common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. As of the date of this report, we had $100.0 million in outstanding indebtedness under the Second Amended and Restated Credit Agreement. Our debt level can have negative consequences, including exposing us to future interest rate risk. We may incur significantly more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. Our current revolving credit facility also imposes certain restrictions on us; for a more detailed description please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon an event of default, for example, the administrative agent, with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans outstanding under the Second Amended and Restated Credit Agreement and enforce certain other remedies under the Second Amended and Restated Credit Agreement and other loan documents, which would adversely affect our liquidity and financial condition. If we take on additional indebtedness, the risks described above could increase.
Any failure to meet our debt obligations could damage our business.
Our ability to meet our obligations under the Second Amended and Restated Credit Agreement will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to remain profitable, or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by limiting or prohibiting our ability to obtain financing for additional capital expenditures, acquisitions and general corporate purposes. In addition, if we are unable to make payments as required under the Second Amended and Restated Credit Agreement, we would be in default under the terms of the loans, which could seriously harm our business. If we incur significantly more debt, this could intensify the risks described above.
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
•acquiring additional bank debt;
•issuing debt securities; or
•obtaining lease financings.
However, we may not be able to obtain additional capital when we want or need it, or capital may not be available on satisfactory terms, including in light of current macroeconomic conditions, such as heightened inflation and increasing interest rates, stock price volatility, bank failures and the risk of a potential recession. Furthermore, any additional capital may have terms that adversely affect our business, such as new financial or operating covenants, or that may result in dilution to our stockholders.

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
We operate in businesses where there is intense competition for experienced personnel in all our global markets. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective professionals and to attract and retain talent needed to execute our business strategy. Our future success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly executives, sales and marketing personnel, software engineers, and technical support personnel. The complexity of our products, software systems and services require highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of employees who have a deep understanding of our business lines, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding. If we are unable to attract and retain the highly skilled technical personnel that are integral to our sales, marketing, product development and technical support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material and adverse impact on our business, operating results, and financial condition.
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
Loss of key personnel could adversely impact our business. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our President, Chief Executive Officer, and co-founder, and our other key executive officers and senior managers to work effectively as a team. Effective succession planning is also important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. The loss of one or more of our key personnel could have a material and adverse impact on our business, operating results, and financial condition. We must, therefore, plan for and manage the succession of key executives due to retirement, illness, or competitive offers.
Our disclosures, initiatives and goals related to environmental, social, and governance matters expose us to numerous risks, including risks to our reputation, business, financial performance and growth.
As we identify environmental, social, and governance (ESG) topics for voluntary disclosure, we have expanded, and, in the future, may continue to expand our disclosures in these areas. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
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
•the potential litigation or other claims in connection with an acquisition;
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
We could be materially adversely affected by increased regulation of the Internet and Internet commerce in any country where we operate, as well as access to or commerce conducted on the Internet. Further, governments may change or increase regulation or restriction of sales, licensing, distribution, and exporting or importing of certain technologies to certain countries. The adoption of additional regulation of the Internet and Internet commerce could decrease demand for our products, and, at the same time, increase the cost of selling our products, which could have a material and adverse effect on our financial condition and results of operations.
We are subject to stringent and evolving U.S. state, local, and foreign laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security. Our actual, or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business, results of operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. The regulatory framework for data privacy and security issues worldwide is rapidly evolving, and as a result, legal requirements and enforcement practices are likely to continue to evolve. In many jurisdictions, enforcement activities and consequences for noncompliance are rising.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws, and other similar laws that in some instances are not consistent with laws of other jurisdictions. Additionally, laws in all states and U.S. territories require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security breaches affecting personal information. Compliance with these laws in the event of a widespread data breach is complex and costly and additional compliance measures will require investment and potential changes to our business process. Furthermore, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. These obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf.
In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal information to the United States and other countries whose data privacy and security laws it believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and industry groups.

In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions; litigation; additional reporting requirements and/or oversight; bans on processing personal information; and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers, inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or substantial changes to our business model or operations.
If we violate the U.S. Foreign Corrupt Practices Act or applicable anti-bribery laws in other countries, or if we fail to comply with U.S. export controls and government contracting laws, our business could be harmed.
A material portion of our revenue is derived from international sales. We must comply with foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to government officials and others, as well as anti-competition regulations.
The U.S. Foreign Corrupt Practices Act (FCPA), generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain appropriate record-keeping and internal accounting practices to accurately reflect the transactions of the company. Under the FCPA, U.S. companies may be held liable for actions taken by agents or local partners or representatives. In addition, regulators may seek to hold us liable for successor liability FCPA violations committed by companies which we acquire. We are also subject to the U.K. Bribery Act and may be subject to anti-corruption laws of other countries in which we do business.
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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely solely upon our guidance in making an investment decision regarding our common stock.
Any failure to successfully implement or execute our operating strategy or the occurrence of any of the events or circumstances set forth in this "Risk Factors" section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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
There is increased uncertainty with respect to tax policy and trade relations between the U.S. and other countries. Major developments in tax policy or trade relations, such as the imposition of unilateral tariffs or international sanctions on imported products, could have a material adverse effect on our results of operations, financial condition, and cash flows.
Foreign currency exchange rates may adversely affect our financial statements.
A material portion of our revenue is derived from international operations. Our consolidated financial results are reported in U.S. dollars. Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given that cash is typically received over an extended period of time for many of our license and support agreements and given that a material portion of our revenue is generated outside of the United States, fluctuations in foreign exchange rates (including the Euro) against the U.S. dollar could result in substantial changes in reported revenues and operating results due to the foreign exchange impact upon translation of these transactions into U.S. dollars.

In the normal course of business, we employ various hedging strategies to partially mitigate these risks, including the use of derivative instruments. These strategies may not be effective in fully protecting us against the effects of fluctuations from movements in foreign exchange rates, including the increased volatility in foreign exchange rates relating to the COVID-19 pandemic, the war in Ukraine and future global pandemics and other events. Fluctuations of the foreign exchange rates could materially adversely affect our business, financial condition, operating results, and cash flow.
Additionally, sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, we may invoice customers in a currency other than the functional currency of our business, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.
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
•sales of shares of our common stock by us, our officers, directors, or other stockholders; and
•other events or factors, including those resulting from global and macroeconomic conditions, including heightened inflation, rising interest rates, bank failures, and a potential recession, and speculation regarding the same, as well as public health crises, the war in Ukraine or other wars and related geopolitical tension, incidents of terrorism, or responses to these events.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in Westford, MA, in approximately 175,000 square feet of space under a lease expiring in September 2030. In addition, we lease office and/or manufacturing space in other locations globally with some of the more significant locations from a cost or size perspective being in Allen, Texas; San Jose, California; Ann Arbor, Michigan; Colorado Springs, Colorado; Bangalore, India; Pune, India; and Shanghai, China.
Item 3. Legal Proceedings
For information regarding legal proceedings, refer to Note 18, Commitments and contingencies to the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market, under the symbol NTCT.
Stockholders
At May 8, 2023, we had 82 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 15,000.
Stock Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.
The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five-year period from March 31, 2018 through March 31, 2023 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq U.S. Benchmark Computer Services TR Index. The Nasdaq U.S. Benchmark Computer Services TR Index replaces the Nasdaq Computer and Data Processing Index in this analysis and going forward, as the Nasdaq Computer and Data Processing Index data is no longer available. The Nasdaq Computer and Data Processing Index has been included with data through March 31, 2022. The comparison assumes $100 was invested on March 31, 2018 in our common stock or in the Nasdaq Composite Index, the Nasdaq U.S. Benchmark Computer Services TR Index, or the Nasdaq Computer and Data Processing Index, as applicable, and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100

$300
$250
$200
$150
$100
$50
$0
3/18
3/19
3/20
3/21
3/22
3/23
NetScout Systems, Inc.
NASDAQ Composite – Total Returns
NASDAQ Computer and Data Processing Index
NASDAQ US Benchmark Computer Services TR Index

	3/31/2018	3/31/2019	3/31/2020	3/31/2021	3/31/2022	3/31/2023
NetScout Systems, Inc.	$100.00	$106.53	$89.83	$106.87	$121.73	$108.70
Nasdaq Composite – Total Returns	$100.00	$110.63	$111.40	$193.16	$208.72	$181.00
Nasdaq Computer and Data Processing Index	$100.00	$110.12	$122.32	$204.54	$215.57	N/A
Nasdaq US Benchmark Computer Services TR Index	$100.00	$105.66	$92.83	$145.15	$149.52	$125.68
Dividend Policy
In fiscal years 2023 and 2022, we did not declare any cash dividends. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth, to pay down our debt, and to fund our stock buyback program further described under "Liquidity and Capital Resources" in Item 7. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended March 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
1/1/2023 - 1/31/2023	1,483	$32.13	—	1,209,153
2/1/2023 - 2/28/2023	3,522	31.54	—	1,209,153
3/1/2023 - 3/31/2023	1,704	27.97	—	1,209,153
Total	6,709	$30.76	—	1,209,153

(1)We purchased an aggregate of 6,709 shares transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized on October 24, 2017 (2017 Share Repurchase Program) currently in effect, or the additional 25 million share repurchase program authorized on May 3, 2022 (2022 Share Repurchase Program).

Item 6. [Reserved]

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
Overview
We are an industry leader with over three decades of experience in providing service assurance and cybersecurity solutions that are based on our pioneering deep packet inspection technology at scale, which is used by many fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments, the rapidly evolving cybersecurity threat landscape, business intelligence and analytics advancements, and the 5G evolution in both the service provider and enterprise customer verticals.
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
In response to the Russian military operations in Ukraine, we have ceased business operations in Russia, including sales, support on existing contracts and professional services. The United States and other countries have imposed sanctions on Russia that could impact our future revenue streams. These events did not have a material impact on our financial statements for the fiscal year ended March 31, 2023. We will continue to monitor the impact of these events on all aspects of our business.
Global and Macroeconomic Conditions
We continue to closely monitor current global and macroeconomic conditions, including the impact of the war in Ukraine, global geopolitical tension, stock market volatility, exchange rate fluctuations, rising inflation and interest rates, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our customers, employees, supply chain, and distribution network. The impacts of these global and macroeconomic conditions remain uncertain. For the fiscal year ended March 31, 2023, we observed that technology and project spending resumed and we focused on advancing our products, growing revenue, enhancing earnings per share, and generating free cash flow.
Though we continue to monitor these impacts, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents and marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company but will invest in areas that advance our business for the future. In addition to our cash equivalents, based on covenant levels at March 31, 2023, we had, as of March 31, 2023, an incremental $700 million available to us under our revolving credit facility.
Results Overview
Total revenue increased $59.0 million for the fiscal year ended March 31, 2023 as compared to total revenue for the fiscal year ended March 31, 2022. Although both our service assurance and cybersecurity businesses contributed to the growth, it was primarily driven by an increase in service assurance radio frequency propagation modeling projects for Tier 1 North American service provider customers, which was partially offset by a decrease in revenue from other service assurance offerings.
Our gross profit percentage increased by one percentage point to 76% during the fiscal year ended March 31, 2023 as compared with the fiscal year ended March 31, 2022.
Net income for the fiscal year ended March 31, 2023 was $59.6 million, as compared with income for the fiscal year ended March 31, 2022 of $35.9 million, an increase of $23.7 million. The increase in net income was primarily due to a $59.0 million increase in revenue, an $8.5 million decrease in amortization of intangible assets, a $5.6 million decrease in commissions expense, a $4.6 million decrease in direct material costs, a $4.6 million increase in interest income, a $2.8 million decrease in inventory obsolescence charges, a $1.5 million decrease in depreciation expense, a $1.2 million decrease in advertising expense, a $1.2 million decrease in the provision for allowance in credit losses, and a $1.0 million decrease in legal-related expenses. These increases to net income were partially offset by a $16.4 million increase in costs to deliver radio frequency propagation modeling projects, a $12.1 million increase in expenses related to trade shows, user conferences and other events, a $9.4 million increase in travel expense attributable to the lifting of COVID-19 related restrictions, an $8.3 million increase in employee-related expenses, a $3.0 million increase in other marketing related expenses, a $2.6 million increase in foreign exchange expense, a $2.2 million increase in interest expense, a $1.8 million increase in restructuring expense, a $1.7 million increase from income tax expense, a $1.4 million increase from the change in fair value of a derivative instrument, and a $1.1 million increase in business tax expenses.
At March 31, 2023, we had cash, cash equivalents, and marketable securities (current and non-current) of $427.9 million. This represents a decrease of $275.3 million compared to the fiscal year ended March 31, 2022. This decrease was primarily due to $250.0 million used to repay long-term debt, $150.0 million used in treasury stock repurchases under an ASR program, $19.4 million used for tax withholdings on restricted stock units, and $10.5 million used for capital expenditures. These decreases were partially offset by $156.7 million of net cash provided by operations during the fiscal year ended March 31, 2023.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP revenue, non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP revenue eliminates the GAAP effects of acquisitions by adding back revenue related to deferred revenue revaluation. Non-GAAP gross profit removes the aforementioned revenue adjustments and also removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations removes the aforementioned adjustments and also removes business development and integration expense, compensation for post-combination services, legal expenses related to a civil judgment, restructuring charges, and transitional service agreement expenses. Non-GAAP net income removes the foregoing adjustments related to non-GAAP income from operations, and also removes loss on extinguishment of debt, change in fair value of contingent consideration, and change in the fair value of derivative instrument, net of related income tax effects. Non-GAAP EBITDA from operations removes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
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

The following table reconciles revenue, gross profit, income from operations, net income and net income per share on a GAAP and non-GAAP basis for the fiscal years ended March 31, 2023, 2022 and 2021:

	Fiscal Year Ended March 31, (Dollars in Thousands, Except per Share Data)
	2023	2022	2021
GAAP revenue	$914,530	$855,575	$831,282
Service deferred revenue fair value adjustment	—	—	6
Non-GAAP revenue	$914,530	$855,575	$831,288

GAAP gross profit	$691,432	$641,389	$609,185
Service deferred revenue fair value adjustment	—	—	6
Share-based compensation expense	8,415	7,042	6,861
Amortization of acquired intangible assets	9,284	13,385	19,058
Acquisition related depreciation expense	22	24	23
Non-GAAP gross profit	$709,153	$661,840	$635,133

GAAP income from operations	$77,664	$48,634	$37,130
Service deferred revenue fair value adjustment	—	—	6
Share-based compensation expense	61,986	56,074	51,892
Amortization of acquired intangible assets	64,674	73,126	80,189
Business development and integration expense	—	(5)	2
Compensation for post-combination services	—	2	251
Restructuring charges	1,782	—	62
Acquisition related depreciation expense	241	254	242
Transitional service agreement expense	—	814	215
Legal judgments expense	476	1,100	2,804
Non-GAAP income from operations	$206,823	$179,999	$172,793

GAAP net income	$59,648	$35,874	$19,352
Service deferred revenue fair value adjustment	—	—	6
Share-based compensation expense	61,986	56,074	51,892
Amortization of acquired intangible assets	64,674	73,126	80,189
Business development and integration expense	—	(5)	2
Compensation for post-combination services	—	2	251
Restructuring charges	1,782	—	62
Acquisition-related depreciation expense	241	254	242
Loss on extinguishment of debt	—	596	—
Change in fair value of contingent consideration	—	(837)	—
Change in fair value of derivative instrument	1,380	—	—
Legal judgments expense	476	1,100	2,804
Income tax adjustments	(30,626)	(27,796)	(28,977)
Non-GAAP net income	$159,561	$138,388	$125,823

	Fiscal Year Ended March 31, (Dollars in Thousands, Except per Share Data)
	2023	2022	2021
GAAP diluted net income per share	$0.82	$0.48	$0.26
Per share impact of non-GAAP adjustments identified above	1.36	1.36	1.44
Non-GAAP diluted net income per share	$2.18	$1.84	$1.70

GAAP income from operations	$77,664	$48,634	$37,130
Previous adjustments to determine non-GAAP income from operations	129,159	131,365	135,663
Non-GAAP income from operations	206,823	179,999	172,793
Depreciation excluding acquisition related	21,003	22,404	25,397
Non-GAAP EBITDA from operations	$227,826	$202,403	$198,190

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
We derive revenues primarily from the sale of network management tools and cybersecurity solutions for service provider and enterprise customers, which include hardware, software, and service offerings. Our product sales consist of software only offerings and offerings which include hardware appliances with embedded software that are essential to providing customers the intended functionality of the solutions.
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

Bundled arrangements are concurrent customer purchases of a combination of our product and service offerings that may be delivered at various points in time. We allocate the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP for each of the products and services sold, based primarily on the performance obligation's historical pricing. We also consider our overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, we have established SSP for a majority of our service performance obligations based on historical standalone sales. In certain instances, we have established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. SSP has primarily been established for product performance obligations as the average or median selling price the performance obligation was recently sold for, whether sold alone or sold as part of a bundle transaction. We review sales of the product performance obligations on a quarterly basis and update, when appropriate, SSP for such performance obligations to ensure that it reflects recent pricing experience. Our products are distributed through our direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control of the product transfers to the reseller or distributor. We record consideration given to a customer as a reduction of revenue to the extent we have recorded revenue from the customer. With limited exceptions, our return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, we have a history of successfully collecting receivables from our resellers and distributors.
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
To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on our qualitative assessment it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. We performed our annual impairment analysis for goodwill at January 31, 2023 using the qualitative (Step 0) assessment, and we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets, we use either an income, market or cost method approach. The contingent purchase consideration represents amounts deposited into escrow accounts, which were established to cover damages we may have suffered related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. We did not complete any acquisitions during the three years ended March 31, 2023, 2022, and 2021.

Comparison of Years Ended March 31, 2023 and 2022
The sections that follow discuss our consolidated statement of operations data for the fiscal years ended March 31, 2023 and March 31, 2022 including results as a percentage of revenue for those periods. For a discussion of (i) our consolidated statement of operations data for the fiscal year ended March 31, 2021 including results as a percentage of revenue for that period, as well as (ii) our liquidity and capital resources for the fiscal year ended March 31, 2021, see "Comparison of Years Ended March 31, 2022 and 2021" and "Liquidity and Capital Resources" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 19, 2022 (our 2022 Annual Report).
Results of Operations
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the fiscal year ended March 31, 2023, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partners accounted for more than 10% of our total revenue. During the fiscal year ended March 31, 2022, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2023		2022		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$450,793	49%	$410,121	48%	$40,672	10%
Service	463,737	51	445,454	52	18,283	4%
Total revenue	$914,530	100%	$855,575	100%	$58,955	7%

Product. The 10%, or $40.7 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from our radio frequency propagation modeling projects from service provider customers, partially offset by a decrease in revenue from other service assurance offerings.

Service. The 4%, or $18.3 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts.

Total revenue by geography was as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2023		2022		Change
		% of Revenue		% of Revenue	$	%
United States	$583,482	64%	$501,043	59%	$82,439	16%
International:
Europe	145,678	16	165,190	19	(19,512)	(12)%
Asia	61,685	7	64,968	8	(3,283)	(5)%
Rest of the world	123,685	13	124,374	14	(689)	(1)%
Subtotal international	331,048	36	354,532	41	(23,484)	(7)%
Total revenue	$914,530	100%	$855,575	100%	$58,955	7%
United States revenue increased 16%, or $82.4 million, compared with the same period last year primarily due to an increase in revenue from service assurance offerings, including radio frequency propagation modeling projects. International revenue decreased 7%, or $23.5 million, compared to the same period last year primarily driven by lower revenue from service assurance offerings.

Total revenue by product line was as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2023		2022		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$678,709	74%	$622,957	73%	$55,752	9%
Cybersecurity	235,821	26	232,618	27	3,203	1%
Total revenue	$914,530	100%	$855,575	100%	$58,955	7%
The 9%, or $55.8 million, increase in revenue from the service assurance product line was largely due to an increase in revenue from radio frequency propagation modeling projects from service provider customers.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2023		2022
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$94,868	10%	$90,730	11%	$4,138	5%
Service	128,230	14	123,456	14	4,774	4%
Total cost of revenue	$223,098	24%	$214,186	25%	$8,912	4%
Gross profit:
Product $	$355,925	39%	$319,391	37%	$36,534	11%
Product gross profit %	79%		78%		1%
Service $	$335,507	37%	$321,998	38%	$13,509	4%
Service gross profit %	72%		72%		—%
Total gross profit $	$691,432		$641,389		$50,043	8%
Total gross profit %	76%		75%		1%
Product. The 5%, or $4.1 million, increase in cost of product revenue for the fiscal year ended March 31, 2023 compared to the same period last year was primarily due to a $16.4 million increase in costs related to the delivery of radio frequency propagation modeling projects, and a $0.8 million increase in overhead costs. These increases were partially offset by a $4.6 million decrease in direct material costs, a $4.1 million decrease in the amortization of intangible assets, a $2.8 million decrease in obsolescence charges, and a $1.2 million decrease in employee-related costs associated with the timing of certain projects. The product gross profit percentage increased by one percentage point to 79% during the fiscal year ended March 31, 2023 as compared to the same period in the prior year. The 11%, or $36.5 million, increase in product gross profit, corresponds with the 10%, or $40.7 million, increase in product revenue, partially offset by the 5%, or $4.1 million, increase in cost of product revenue.
Service. The 4%, or $4.8 million, increase in cost of service revenue for the fiscal year ended March 31, 2023 compared to the same period last year was primarily due to a $3.6 million increase in employee-related expenses largely due to costs associated with the timing of certain projects as well as an increase in variable incentive compensation, a $0.7 million increase in travel expense primarily attributable to the lifting of COVID-19 restrictions, and a $0.6 million increase in overhead costs. These increases were partially offset by a $0.6 million decrease in contractor fees. The service gross profit percentage remained flat at 72% during the fiscal year ended March 31, 2023 compared to the same period in the prior year. The 4%, or $13.5 million, increase in service gross profit corresponds with the 4%, or $18.3 million, increase in service revenue, partially offset by the 4%, or $4.8 million, increase in cost of services revenue.
Gross profit. Our gross profit increased 8%, or $50.0 million, for the fiscal year ended March 31, 2023 compared to the same period last year. This increase is attributable to the 7%, or $59.0 million, increase in revenue, partially offset by the 4%, or $8.9 million, increase in cost of revenue. The gross margin percentage increased by one percentage point to 76% during the fiscal year ended March 31, 2023 compared to the same period in the prior year.
Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2023		2022
		% of Revenue		% of Revenue	$	%
Research and development	$176,173	19	$171,131	20%	$5,042	3%
Sales and marketing	276,913	30	264,191	31	12,722	5%
General and administrative	103,510	11	97,692	11	5,818	6%
Amortization of acquired intangible assets	55,390	6	59,741	7	(4,351)	(7)%
Restructuring charges	1,782	—	—	—	1,782	100%
Total operating expenses	$613,768	66%	$592,755	69%	$21,013	4%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 3%, or $5.0 million, increase in research and development expenses for the fiscal year ended March 31, 2023 compared to the same period last year was primarily due to a $3.8 million increase in employee-related costs due to an increase in variable incentive compensation, a $1.2 million increase in travel expenses primarily attributable to the lifting of COVID-19 related restrictions, a $0.6 million increase in overhead costs, and a $0.5 million increase in expenses related to other events. These increases were partially offset by a $0.8 million decrease in depreciation expense, and a $0.6 million decrease in software license expense.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 5%, or $12.7 million, increase in total sales and marketing expenses for the fiscal year ended March 31, 2023 compared to the same period last year was primarily due to a $12.1 million increase in expenses related to trade shows, user conferences and other events, a $6.7 million increase in travel expense primarily attributable to the lifting of COVID-19 related restrictions, a $3.0 million increase in other marketing related expenses, and a $1.3 million increase in overhead costs. These increases were partially offset by a $5.6 million decrease in commissions expense, a $2.4 million decrease in employee-related expenses largely due to a decrease in variable incentive compensation, a $1.2 million decrease in advertising expense, and a $0.8 million decrease in contractor fees.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal, and human resource employees, overhead, and other corporate expenditures.
The 6%, or $5.8 million, increase in general and administrative expenses for the fiscal year ended March 31, 2023 compared to the same period last year was primarily due to a $2.8 million increase in employee-related costs largely due to an increase in variable incentive compensation, a $1.1 million increase in contractor fees, a $1.1 million increase in business taxes, a $0.7 million increase in travel expenses primarily attributable to the lifting of COVID-19 related restrictions, a $0.6 million increase in rent and other facilities related expenses, and a $0.6 million increase in overhead costs. These increases were partially offset by a $1.2 million decrease in the provision for allowance in credit losses, and a $1.0 million decrease in legal-related expenses.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, and definite-lived trademark and tradenames related to our acquisition of Danaher Corporation's communication business (Comms Transaction) and the acquisitions of Simena, LLC, Network General Corporation, Avvasi Incorporated and Efflux Systems, Inc.
The 7%, or $4.4 million, decrease in amortization of acquired intangible assets for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022 was primarily due to a decrease in the amortization of intangible assets related to the Comms Transaction.
Restructuring charges. During the fiscal year ended March 31, 2023, we restructured certain departments to better align functions. As a result of the restructuring program, we recorded $1.9 million of restructuring charges related to one-time employee-related termination benefits for the employees that were notified of their termination during the period. The one-time termination benefits were paid in full during the fiscal year ended March 31, 2023.
Interest and Other Expense, Net
Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2023		2022
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(9,249)	(1)%	$(5,742)	(1)%	$(3,507)	(61)%
The 61%, or $3.5 million, change in interest and other expense, net was primarily due to a $2.6 million increase in foreign exchange expense, and a $2.2 million increase in interest expense on the credit facility due to an increase in the average interest rate during the fiscal year ended March 31, 2023 when compared to the fiscal year ended March 31, 2022, partially offset by a loss on the extinguishment of debt recorded during the fiscal year ended March 31, 2022, a $1.4 million decrease from the change in fair value of a derivative instrument, a $0.8 million decrease in transitional services agreement income related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018, and a $0.8 million increase from the change in fair value of contingent consideration. These changes in interest and other expense, net were partially offset by a $4.6 million increase in interest income.
Income Tax Expense
The annual effective tax rate for the fiscal year ended March 31, 2023 was 12.8%, compared to an annual effective tax rate of 16.4% for the fiscal year ended March 31, 2022. The effective tax rate for the fiscal year ended March 31, 2023 is lower than the effective rate for the fiscal year ended March 31, 2022, primarily due to a significant increase in the foreign derived intangible income and stock-based compensation deductions as compared to the prior year.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2023		2022
		% of Revenue		% of Revenue	$	%
Income tax expense	$8,767	1%	$7,018	1%	$1,749	25%

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
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties' claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. In October 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3.5 million for pre-suit damages and $2.3 million for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awarded pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, NetScout appealed, and in July 2020, the Court of Appeals for the Federal Circuit (Federal Circuit) issued a decision vacating the $3.5 million pre-suit damages award, affirming the $2.3 million post-suit damages award, vacating the $2.8 million enhancement award, and remanding to the district court to determine what, if any, enhancement should be awarded. In March 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. In addition, on September 8 and 9, 2021, in proceedings initiated by third parties that did not involve NetScout, the Patent Trial and Appeal Board (PTAB) invalidated all the patent claims that were also asserted against NetScout in this case. After the PTAB decisions were issued, NetScout moved, among other things, to dismiss the case and enter judgment in its favor on the grounds that the PTAB decisions invalidating the asserted claims precluded Plaintiff from continuing to assert its patent infringement causes of action and from seeking damages from NetScout. The District Court denied NetScout’s motion with respect to its request to dismiss the case and enter judgment in its favor, but in response to alternative requests for relief requested by NetScout, "enhanced" the jury verdict in the amount of $1.1 million and also lowered the ongoing royalty rate on the G10 and GeoBlade products. The District Court entered an amended final judgment awarding Plaintiff $2.3 million in post-suit damages, $1.1 million in enhanced damages, pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last expiration date being June 2022. On July 20, 2022, NetScout filed a notice of appeal to the Federal Circuit from, among other things, the amended final judgment. Enforcement of the amended judgment is stayed pending the resolution of the appeal. In view of the current circumstances, and if the post-suit and enhanced damages award along with the associated interest and royalties survive the recent PTAB invalidation decisions and NetScout's appeal, NetScout has concluded that the risk of loss associated with such damages award remains "probable" in accounting terms, and that the risk of loss associated with pre-suit damages is remote.
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
Liquidity and Capital Resources
Cash, cash equivalents and marketable securities consist of the following (in thousands):

	At March 31, (Dollars in Thousands)
	2023	2022
Cash and cash equivalents	$386,794	$636,161
Short-term marketable securities	32,204	67,037
Long-term marketable securities	8,940	—
Cash, cash equivalents and marketable securities	$427,938	$703,198
Cash, cash equivalents and marketable securities
At March 31, 2023, cash, cash equivalents and marketable securities (current and non-current) totaled $427.9 million. This represents a decrease of $275.3 million from $703.2 million at March 31, 2022. This decrease was primarily due to $250.0 million used to repay long-term debt, $150.0 million used in treasury stock repurchases under an ASR program, $19.4 million used for tax withholdings on restricted stock units, and $10.5 million used for capital expenditures. These decreases were partially offset by $156.7 million of net cash provided by operations during the fiscal year ended March 31, 2023.
At March 31, 2023, cash, short-term and long-term investments in the United States were $235.7 million, while cash held outside of the United States was approximately $192.2 million.
Cash and cash equivalents were impacted by the following:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2023	2022
Net cash provided by operating activities	$156,650	$296,013
Net cash provided by (used in) investing activities	$15,304	$(68,353)
Net cash used in financing activities	$(419,430)	$(54,165)
Net cash from operating activities
Fiscal year 2023 compared to fiscal year 2022
Net cash provided by operating activities was $156.7 million during the fiscal year ended March 31, 2023, compared to $296.0 million of net cash provided by operating activities during the fiscal year ended March 31, 2022. This $139.3 million decrease was due in part to a $113.7 million decrease from deferred revenue, a $44.4 million decrease from accounts receivable and unbilled costs, a $41.4 million decrease from deferred income taxes, a $9.9 million decrease from depreciation and amortization, a $9.8 million decrease from accounts payable, and a $0.6 million decrease from the loss on extinguishment of debt. These decreases were partially offset by a $23.8 million increase from the change in net income, an $18.0 million increase from prepaid expenses and other assets, a $17.0 million increase from inventories, a $9.7 million increase from accrued compensation and other expenses, a $5.9 million increase from share-based compensation, a $3.3 million increase from income taxes payable, a $1.4 million increase from the change in fair value of a derivative instrument, and a $0.8 million increase from the change in fair value of contingent consideration during the fiscal year ended March 31, 2023 as compared with the fiscal year ended March 31, 2022. Accounts receivable days sales outstanding was 58 days at March 31, 2023 compared to 64 days at March 31, 2022.

Net cash from investing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2023	2022
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities	$(114,513)	$(78,367)
Proceeds from maturity of marketable securities	140,462	20,569
Purchase of fixed assets	(10,487)	(10,350)
Purchase of intangible assets	(161)	(50)
Decrease (increase) in deposits	3	(155)
	$15,304	$(68,353)
Net cash provided by investing activities increased by $83.7 million to $15.3 million during the fiscal year ended March 31, 2023, compared to $68.4 million of net cash used in investing activities during the fiscal year ended March 31, 2022.
Net cash inflows relating to the purchase and sales of marketable securities increased $83.7 million relating to the amount of investments held at each respective balance sheet date, from an outflow of $57.8 million during the fiscal year ended March 31, 2022 to an inflow of $25.9 million during the fiscal year ended March 31, 2023.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2024.
Net cash from financing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2023	2022
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Treasury stock repurchases	(150,039)	(35,653)
Tax withholding on restricted stock units	(19,393)	(15,691)
Payment of debt issuance costs	—	(3,660)
Repayment of long-term debt	(250,000)	(350,000)
Proceeds from issuance of long-term debt	—	350,000
Collection of contingent consideration	—	837
	$(419,430)	$(54,165)
Net cash used in financing activities increased $365.3 million to $419.4 million during the fiscal year ended March 31, 2023, compared to $54.2 million of net cash used in financing activities during the fiscal year ended March 31, 2022.
During the fiscal year ended March 31, 2023, we repurchased 4,549,329 shares of our common stock under an ASR program for $150.0 million. During the fiscal year ended March 31, 2022, we repurchased 1,330,678 shares of our common stock for $35.6 million. Purchases during the fiscal year ended March 31, 2023 were under our twenty-five million share repurchase program (2017 Share Repurchase Program).
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 562,360 shares for $19.4 million, and 546,053 shares for $15.7 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2023 and 2022, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
During the fiscal year ended March 31, 2023, we repaid $250.0 million of borrowings under the Second Amended and Restated Credit Agreement.
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
On July 27, 2021, we amended and extended our existing credit facility (Second Amended and Restated Credit Agreement) with a syndicate of lenders by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; JPMorgan, Wells Fargo Securities, LLC, BofA Securities Inc., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners; Santander Bank, N.A., U.S. Bank National Association, Fifth Third Bank National Association, Silicon Valley Bank and TD Bank, N.A., as co-documentation agents; and the lenders party thereto.
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
In connection with the Second Amended and Restated Credit Agreement, during the fiscal year ended March 31, 2022, we paid off the outstanding balance of $350 million under the previous amended credit agreement by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, we recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2022.
On February 22, 2023, we entered into a First Amendment Agreement (First Amendment) of our Second Amended and Restated Credit Agreement with our syndicate of lenders. We entered into the First Amendment in order to remove and replace the LIBOR-based interest rate benchmark provisions for U.S. dollar-denominated loans with interest rate benchmark provisions for U.S. dollar-denominated loans based on a term secured overnight financing rate (SOFR).
During the fiscal year ended March 31, 2023, we repaid $250.0 million of borrowings under the Second Amended and Restated Credit Agreement. At March 31, 2023, $100 million was outstanding under the Second Amended and Restated Credit Agreement.
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of NetScout, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of our financial statements for the quarter ended December 31, 2022, until we have delivered financial statements for the quarter ended March 31, 2023, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2022, until we have delivered financial statements for the quarter ended March 31, 2023, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
Letter of credit participation fees are payable to each lender providing the letter of credit subfacility on the amount of such lender’s letter of credit exposure, at a rate per annum equal to the applicable margin for term SOFR loans. Letter of credit participation fees are payable to each lender providing the letter of credit sub-facility on the amount of such lender's letter of credit exposure, during the period from the closing date of the Second Amended and Restated Credit Agreement to, but excluding, the date which is the later of (i) the date on which such lender's commitment terminates or (ii) the date on which such lender ceases to have any letter of credit exposure, at a rate per annum equal to the applicable margin for term SOFR loans assuming such loans were outstanding during the period. Additionally, we will pay a fronting fee to each issuing bank in amounts to be agreed to between us and the applicable issuing bank.
Interest on Alternate Base Rate loans is payable at the end of each calendar quarter. Interest on term SOFR loans is payable at the end of each interest rate period or at the end of each three-month interval within an interest rate period if the period is longer than three months. We may also prepay loans under the Second Amended and Restated Credit Agreement at any time, without penalty, subject to certain notice requirements.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under our previous amended credit agreement that we maintain a minimum consolidated interest coverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to our adjusted consolidated EBITDA. The Company’s maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of March 31, 2023, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
We had unamortized capitalized debt issuance costs, net of $3.7 million at March 31, 2023, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $2.6 million was included as other assets in our consolidated balance sheet at March 31, 2023.
Contractual Obligations
Our contractual obligations at March 31, 2023 consisted mainly of (i) principal and interest related to our long-term debt obligations (see Long-Term Debt, Note 11 to the Consolidated Financial Statements), (ii) operating lease obligations (see Leases, Note 17 to the Consolidated Financial Statements), (iii) unconditional purchase obligations, primarily under purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business (see Commitments and Contingencies, Note 18 to the Consolidated Financial Statements), and (iv) pension benefit plan (see Pension Benefit Plans, Note 15 to the Consolidated Financial Statements).
At March 31, 2023, the total accrual of our retirement obligation for our chairman and CEO was $1.1 million. The payment stream for this retirement obligation is based upon the retirement date which is currently not determinable.
At March 31, 2023, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $1.2 million. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

Expectations for Fiscal Year 2024
We are actively managing the business to generate cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.
We expect net cash provided by operating activities combined with cash, cash equivalents, and marketable securities and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirement over at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and our revolving credit facility. However, macroeconomic conditions, including rising inflation and a potential recession, could increase our anticipated funding requirements.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At March 31, 2023, we owed $100 million on this loan with an interest rate of 5.91%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of March 31, 2023. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $591 thousand as of March 31, 2023.
Credit Risk. Our cash equivalents and marketable securities consist primarily of U.S government and municipal obligations, commercial paper, corporate bonds, certificate of deposits, and money market instruments.
At March 31, 2023 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
At March 31, 2023, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.3 million and foreign currency forward contracts not designated as hedging instruments with a notional amount of $6.0 million. The valuation of outstanding foreign currency forward contracts (both designated and not designated as hedging instruments) at March 31, 2023 resulted in a liability balance of $49 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $59 thousand, reflecting favorable rates in comparison to current market rates. At March 31, 2022, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $5.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2022 resulted in a liability balance of $78 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $20 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2023.
The effectiveness of our internal control over financial reporting as of March 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 herein.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included under the captions "Directors and Executive Officers," "Proposal 1 Election of Directors," "Delinquent Section 16(a) Reports," "Corporate Governance -- Code of Ethics," "The Board of Directors and its Committees" and "Corporate Governance" in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item 11 will be included under the caption "Compensation and Other Information Concerning Directors and Executive Officers" in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation and Other Information Concerning Directors and Executive Officers -- Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included, as applicable, under the captions "Corporate Governance --Director Independence," "Compensation and Other Information Concerning Directors and Executive Officers -- Employment and Other Agreements" and "Transactions with Related Persons" in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included under the captions "Auditors Fees and Services" and "Auditors Fees and Services -- Policy on Audit Committee Pre-approval of Audit and Non-Audit Services" in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

		Consolidated Balance Sheets at March 31, 2023 and 2022	F-4

		Consolidated Statements of Operations for the Years Ended March 31, 2023, 2022 and 2021	F-5

		Consolidated Statements of Comprehensive Income for the Years Ended March 31, 2023, 2022 and 2021	F-6

		Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2023, 2022 and 2021	F-7

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2023, 2022 and 2021	F-8

		Notes to Consolidated Financial Statements	F-9

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts for the Years Ended March 31, 2023, 2022 and 2021	S-1

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

10.15*	Summary of Non-Employee Director Compensation (filed as Exhibit 10.2 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, SEC File No. 000-26251, filed on November 4, 2021 and incorporated herein by reference.

10.16*	NetScout Systems, Inc. 2019 Equity Incentive Plan, as amended (filed as Exhibit 99.1 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-267069, filed on August 25, 2022 and incorporated herein by reference).

10.17*	Form of Restricted Stock Unit Agreement with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019, SEC File No. 000-26251, filed on February 6, 2020 and incorporated herein by reference).

10.18	First Amendment Agreement, dated as of February 22, 2023, to the Second Amended and Restated Credit Agreement, dated as of July 27, 2021, by and among NetScout Systems, Inc., as borrower; certain subsidiaries of NetScout Systems, Inc., as loan parties; the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, attaching Second Amended and Restated Credit Agreement, dated as of July 27, 2021 (as amended by the First Amendment Agreement), by and among NetScout Systems, Inc., as borrower; JPMorgan Chase Bank, N.A., as administrative agent and collateral agent; JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, BofA Securities Inc., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners; Santander Bank, N.A., U.S. Bank National Association, Fifth Third Bank, National Association, Silicon Valley Bank and TD Bank, N.A. as co-documentation agents; and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on February 22, 2023 and incorporated herein by reference).

21	Subsidiaries of NetScout (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

32.2†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 formatted in Inline XBRL

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing

Item 16. Form 10-K Summary
    Not provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

By:	/S/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer, and Chairman

Date: May 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 16, 2023
Anil K. Singhal

/S/ JEAN BUA	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 16, 2023
Jean Bua

/S/ MICHAEL SZABADOS	Chief Operating Officer and Vice Chairman	May 16, 2023
Michael Szabados

/S/ ROBERT E. DONAHUE	Director	May 16, 2023
Robert E. Donahue

/S/ JOHN R. EGAN	Director	May 16, 2023
John R. Egan

/S/ ALFRED GRASSO	Director	May 16, 2023
Alfred Grasso

/S/ JOSEPH G. HADZIMA, JR.	Director	May 16, 2023
Joseph G. Hadzima, Jr.

/S/ SHANNON NASH	Director	May 16, 2023
Shannon Nash

/S/ MARLENE PELAGE	Director	May 16, 2023
Marlene Pelage

/S/ CHRISTOPHER PERRETTA	Director	May 16, 2023
Christopher Perretta

/S/ SUSAN L. SPRADLEY	Director	May 16, 2023
Susan L. Spradley

/S/ VIVIAN VITALE	Director	May 16, 2023
Vivian Vitale

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NetScout Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NetScout Systems, Inc. and its subsidiaries (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended March 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue from Contracts with Customers - Identification of Distinct Performance Obligations

As described in Note 3 to the consolidated financial statements, the Company derives revenues primarily from the sale of network management tools and cybersecurity solutions for service provider and enterprise customers, which include hardware, software and service offerings. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. During the year ended March 31, 2023, the Company recognized revenue from contracts with customers of $914.5 million.

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
May 16, 2023

We have served as the Company’s auditor since 1993.

NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2023	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$386,794	$636,161
Marketable securities	32,204	67,037
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $675 and $1,649 at March 31, 2023 and 2022, respectively	143,855	148,245
Inventories and deferred costs	17,956	28,220
Prepaid income taxes	2,235	9,349
Prepaid expenses and other current assets	34,316	32,927
Total current assets	617,360	921,939
Fixed assets, net	34,735	41,337
Operating lease right-of-use assets	51,456	54,996
Goodwill	1,724,404	1,723,156
Intangible assets, net	366,591	433,419
Deferred income taxes	4,534	6,883
Long-term marketable securities	8,940	—
Other assets	12,540	12,979
Total assets	$2,820,560	$3,194,709
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,473	$21,959
Accrued compensation	83,279	75,788
Accrued other	26,283	32,064
Income taxes payable	4,391	4,353
Deferred revenue and customer deposits	311,531	330,585
Current portion of operating lease liabilities	11,650	11,411
Total current liabilities	453,607	476,160
Other long-term liabilities	7,683	7,470
Deferred tax liability	24,939	78,899
Accrued long-term retirement benefits	26,049	34,737
Long-term deferred revenue and customer deposits	129,814	133,121
Operating lease liabilities, net of current portion	48,819	53,927
Long-term debt	100,000	350,000
Total liabilities	790,911	1,134,314
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2023 and 2022	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized; 128,683,824 and 126,425,383 shares issued and 71,249,045 and 74,102,293 shares outstanding at March 31, 2023 and 2022, respectively	128	126
Additional paid-in capital	3,099,698	3,023,403
Accumulated other comprehensive income	5,738	141
Treasury stock at cost, 57,434,779 and 52,323,090 shares at March 31, 2023 and 2022, respectively	(1,546,128)	(1,373,840)
Retained earnings	470,213	410,565
Total stockholders' equity	2,029,649	2,060,395
Total liabilities and stockholders' equity	$2,820,560	$3,194,709
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2023	2022	2021
Revenue:
Product	$450,793	$410,121	$377,721
Service	463,737	445,454	453,561
Total revenue	914,530	855,575	831,282
Cost of revenue:
Product	94,868	90,730	95,965
Service	128,230	123,456	126,132
Total cost of revenue	223,098	214,186	222,097
Gross profit	691,432	641,389	609,185
Operating expenses:
Research and development	176,173	171,131	179,163
Sales and marketing	276,913	264,191	242,730
General and administrative	103,510	97,692	88,969
Amortization of acquired intangible assets	55,390	59,741	61,131
Restructuring charges	1,782	—	62
Total operating expenses	613,768	592,755	572,055
Income from operations	77,664	48,634	37,130
Interest and other expense, net:
Interest income	4,923	297	646
Interest expense	(10,248)	(8,048)	(10,879)
Other income (expense), net	(3,924)	2,009	(4,593)
Total interest and other expense, net	(9,249)	(5,742)	(14,826)
Income before income tax expense	68,415	42,892	22,304
Income tax expense	8,767	7,018	2,952
Net income	$59,648	$35,874	$19,352
Basic net income per share	$0.83	$0.48	$0.26
Diluted net income per share	$0.82	$0.48	$0.26
Weighted average common shares outstanding used in computing:
Net income per share—basic	71,781	74,019	73,103
Net income per share—diluted	73,046	75,084	73,822

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Year Ended March 31,
	2023	2022	2021
Net income	$59,648	$35,874	$19,352
Other comprehensive income:
Cumulative translation adjustments	(270)	153	2,926
Recognition of actuarial net gains (losses) from pension and other post-retirement plans, net of tax (benefit) of $2,448, $824, and ($657)	5,759	1,937	(1,548)
Changes in market value of investments:
Changes in unrealized gains (losses), net of tax (benefit) of $14, ($9), and ($41)	42	(29)	(130)
Total net change in market value of investments	42	(29)	(130)
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefit) tax of ($116), $19, and $66	(361)	63	208
Reclassification adjustment for net gain (loss) included in net income, net of tax (benefit) of $137, ($13), and ($73)	427	(43)	(236)
Total net change in market value of derivatives	66	20	(28)
Other comprehensive income	5,597	2,081	1,220
Total comprehensive income	$65,245	$37,955	$20,572

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2020	122,006,077	$122	$2,891,553	$(3,160)	49,785,171	$(1,305,935)	$355,339	$1,937,919
Net income							19,352	19,352
Unrealized net investment losses				(130)				(130)
Unrealized net losses on derivative financial instruments				(28)				(28)
Cumulative translation adjustments				2,926				2,926
Recognition of actuarial net losses from pension and other post-retirement plan				(1,548)				(1,548)
Issuance of common stock pursuant to vesting of restricted stock units	1,630,228	2						2
Stock-based compensation expense for restricted stock units granted to employees			49,418					49,418
Issuance of common stock under employee stock purchase plan	561,669		14,429					14,429
Repurchase of treasury stock					661,188	(16,561)		(16,561)
Balance, March 31, 2021	124,197,974	124	2,955,400	(1,940)	50,446,359	(1,322,496)	374,691	2,005,779
Net income							35,874	35,874
Unrealized net investment losses				(29)				(29)
Unrealized net gains on derivative financial instruments				20				20
Cumulative translation adjustments				153				153
Recognition of actuarial net gains from pension and other post-retirement plan				1,937				1,937
Issuance of common stock pursuant to vesting of restricted stock units	1,728,994	2						2
Stock-based compensation expense for restricted stock units granted to employees			53,421					53,421
Issuance of common stock under employee stock purchase plan	498,415		14,582					14,582
Repurchase of treasury stock					1,876,731	(51,344)		(51,344)
Balance, March 31, 2022	126,425,383	126	3,023,403	141	52,323,090	(1,373,840)	410,565	2,060,395
Net income							59,648	59,648
Unrealized net investment gains				42				42
Unrealized net gains on derivative financial instruments				66				66
Cumulative translation adjustments				(270)				(270)
Recognition of actuarial net gains from pension and other post-retirement plan				5,759				5,759
Issuance of common stock pursuant to vesting of restricted stock units	1,777,658	2						2
Stock-based compensation expense for restricted stock units granted to employees			59,086					59,086
Issuance of common stock under employee stock purchase plan	480,783		14,353					14,353
Repurchase of treasury stock			2,856		5,111,689	(172,288)		(169,432)
Balance, March 31, 2023	128,683,824	$128	$3,099,698	$5,738	57,434,779	$(1,546,128)	$470,213	$2,029,649
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$59,648	$35,874	$19,352
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	85,918	95,784	105,828
Loss on extinguishment of debt	—	596	—
Operating lease right-of-use assets	10,598	10,292	10,004
Loss on disposal of fixed assets	49	5	236
Share-based compensation expense associated with equity awards	61,986	56,074	51,892
Change in fair value of derivative instrument	1,380	—	—
Net change in fair value of contingent and contractual liabilities	—	(837)	—
Deferred income taxes	(54,032)	(12,681)	(23,804)
Other gains	(1)	(11)	(196)
Changes in assets and liabilities
Accounts receivable and unbilled costs	4,897	49,322	16,878
Inventories	9,007	(7,996)	(2,043)
Prepaid expenses and other assets	5,039	(13,001)	11,483
Accounts payable	(5,549)	4,211	(1,734)
Accrued compensation and other expenses	12,071	2,391	31,955
Operating lease liabilities	(11,927)	(12,060)	(10,307)
Income taxes payable	165	(3,087)	6,684
Deferred revenue	(22,599)	91,137	(2,307)
Net cash provided by operating activities	156,650	296,013	213,921
Cash flows from investing activities:
Purchase of marketable securities	(114,513)	(78,367)	(15,673)
Proceeds from maturity of marketable securities	140,462	20,569	56,806
Purchase of fixed assets	(10,487)	(10,350)	(11,986)
Purchase of intangible assets	(161)	(50)	(4,537)
Decrease (increase) in deposits	3	(155)	88
Net cash provided by (used in) investing activities	15,304	(68,353)	24,698
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2	2
Payment of contingent consideration	—	—	(1,748)
Treasury stock repurchases	(150,039)	(35,653)	(3,275)
Tax withholding on restricted stock units	(19,393)	(15,691)	(13,286)
Payment of debt issuance costs	—	(3,660)	—
Repayment of long-term debt	(250,000)	(350,000)	(100,000)
Proceeds from issuance of long-term debt	—	350,000	—
Collection of contingent consideration	—	837	—
Net cash used in financing activities	(419,430)	(54,165)	(118,307)
Effect of exchange rate changes on cash and cash equivalents	(1,891)	(4,510)	6,627
Net (decrease) increase in cash and cash equivalents	(249,367)	168,985	126,939
Cash and cash equivalents and restricted cash, beginning of year	636,161	467,176	340,237
Cash and cash equivalents and restricted cash, end of year	$386,794	$636,161	$467,176
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,063	$4,962	$7,685
Cash paid for income taxes	$55,924	$31,702	$11,472
Non-cash transactions:
Transfers of inventory to fixed assets	$1,371	$2,657	$1,530
Additions to property, plant and equipment included in accounts payable	$56	$197	$333
Issuance of common stock under employee stock purchase plans	$14,353	$14,582	$14,429
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include those involving revenue recognition, valuation of goodwill and acquired assets and liabilities, valuation of the pension obligation, valuation of a derivative instrument, valuation of contingent consideration and share-based compensation. These items are continuously monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.
Global and Macroeconomic Conditions
The Company continues to closely monitor the current global and macroeconomic conditions, including the impacts of the war in Ukraine and related sanctions, global geopolitical tension, stock market volatility, exchange rate fluctuations, rising inflation and interest rates, the risk of a recession, and the impacts of epidemics or pandemics such as the coronavirus (COVID-19) on all aspects of its business, including the manner and extent to which they have impacted and could continue to impact its customers, employees, supply chain, and distribution network. The impacts of these global and macroeconomic trends remain uncertain. It is possible that the measures taken by the governments of countries affected and the resulting economic impacts may materially and adversely affect the Company's future results of operations, cash flows and financial position as well as its customers.
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has taken and continues to take precautionary actions to manage costs and spending across the organization. This includes managing discretionary spending and hiring activities. In addition, based on covenant levels, the Company had as of March 31, 2023 an incremental $700 million available under the revolving credit facility.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company elected to defer the employer-paid portion of social security taxes. The Company had deferred $4.5 million of employer payroll

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

taxes, which was included as accrued other in the Company's consolidated balance sheet at March 31, 2022. The balance was paid in December 2022.
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
At March 31, 2023 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions which the Company believes are those institutions with an investment grade rating for deposits.
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
Uncollected Deferred Revenue
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $6.6 million and $9.4 million at March 31, 2023 and 2022, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. NetScout's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At March 31, 2023 and March 31, 2022, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the fiscal year ended March 31, 2023, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of the Company's total revenue. During the fiscal years ended March 31, 2022 and 2021 respectively, no direct customers or indirect channel partners accounted for more than 10% of total revenue.
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
Leases
The Company has operating leases for administrative, research and development, sales and marketing and manufacturing facilities and equipment under various non-cancelable lease agreements. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. The Company's lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. For further discussion of the Company's policies related to leases see Note 17, "Leases."
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
To test impairment, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If based on the Company's qualitative assessment it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. The Company performed its annual impairment analysis for goodwill as of January 31, 2023, using the qualitative (Step 0) assessment, and the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets, the Company uses either an income, market or cost method approach. The contingent purchase consideration represents amounts deposited into escrow accounts, which were established to cover damages NetScout may have suffered related to any liabilities that NetScout did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The Company did not have any acquisitions during the years ended March 31, 2023, 2022 and 2021.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Derivative Financial Instruments
Under authoritative guidance for derivative financial instruments and hedging activities, all hedging activities must be documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows in order for the derivative to qualify for hedge accounting. Under the guidance, if an instrument qualifies for hedge accounting, the changes in the fair value each period for open contracts, measured at the end of the period, are recorded to other comprehensive income. Otherwise, changes in the fair value are recorded in earnings each period. Management must perform initial and ongoing tests in order to qualify for hedge accounting. In accordance with the guidance, the Company accounts for its instruments under hedge accounting. The effectiveness and a measurement of ineffectiveness of qualifying hedge contracts are assessed by the Company quarterly. The Company records the fair value of its derivatives in prepaid expenses and other current assets and accrued other in the Company's consolidated balance sheet. The effective portion of gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs, with any ineffective portion classified directly to the Company’s consolidated statement of operations based on the expense categories of the items being hedged. When forecasted transactions occur, unrealized gains or losses associated with the effective portion of the hedge are reclassified to the respective expense categories in the Company’s consolidated statement of operations. Gains or losses related to hedging activity are included as operating activities in the Company’s consolidated statement of cash flows. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings.
NetScout also periodically enters into foreign exchange forward contracts to manage exchange rate risk associated with certain third-party transactions and for which the Company does not elect hedge accounting treatment as there is no difference in the timing of gain or loss recognition on the hedge instrument and the hedged item.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Company had foreign currency losses of $2.8 million, $0.2 million and $5.5 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively. These amounts are included in other income (expense), net in the Company's consolidated statements of operations.
Advertising Expense
NetScout recognizes advertising expense as incurred. Advertising expense was $10.2 million, $11.4 million and $8.7 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income typically consists of unrealized gains and losses on marketable securities, unrealized gains and losses on hedge contracts, actuarial gains and losses, and foreign currency translation adjustments.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform, which clarifies the scope and application of certain optional expedients and exceptions regarding the original guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform by delaying the effective date of the guidance issued in ASU 2020-04 to December 31, 2024. The Company adopted this guidance in the fourth quarter of fiscal year 2023 on a prospective basis, which did not have a material impact on the Company's financial position, results of operations, and disclosures. See Note 11 Long-term Debt for further discussion.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Company accounts for revenue once a legally enforceable contract with a customer has been approved by the parties and the related promises to transfer products or services have been identified. A contract is defined by the Company as an arrangement with commercial substance identifying payment terms, each party's rights and obligations regarding the products or services to be transferred and the amount the Company deems probable of collection. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Revenue is recognized when control of the products or services are transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for products and services.
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
Bundled arrangements are concurrent customer purchases of a combination of the Company's product and service offerings that may be delivered at various points in time. The Company allocates the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. The Company uses a range of amounts to estimate SSP for each of the products and services sold, based primarily on the performance obligation's historical pricing. The Company also considers its overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, the Company has established SSP for a majority of its service performance obligations based on historical standalone sales. In certain instances, the Company has established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. SSP has primarily been established for product performance obligations as the average or median selling price the performance obligation was recently sold for, whether sold alone or sold as part of a bundle transaction. The Company reviews sales of the product performance obligations on a quarterly basis and updates, when appropriate, its SSP for such performance obligations to ensure that it reflects recent pricing experience. The Company's products are distributed through its direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control of the product transfers to the reseller or distributor. The Company records consideration given to a customer as a reduction of revenue to the extent they have

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

recorded revenue from the customer. With limited exceptions, the Company's return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, the Company has a history of successfully collecting receivables from its resellers and distributors.
During the fiscal year ended March 31, 2023, the Company recognized revenue of $328.2 million related to the Company's deferred revenue balance reported at March 31, 2022.
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
For contracts involving distinct hardware and software licenses, the performance obligations are satisfied at a point in time when control is transferred to the customer. For standalone maintenance and post-contract support (PCS) the performance obligation is satisfied ratably over the contract term as a stand-ready obligation. For consulting and training services, the performance obligation may be satisfied over the contract term as a stand-ready obligation, satisfied over a period of time as those services are delivered, satisfied at the completion of the service when control has transferred, or the services have expired unused.
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at March 31, 2023.
At March 31, 2023, the Company had total deferred revenue of $441.3 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $311.5 million, or 71%, of this revenue during the next 12 months, and expects to recognize the remaining $129.8 million, or 29%, of this revenue thereafter.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the twelve months ended March 31, 2023.
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
At March 31, 2023, the consolidated balance sheet included $9.4 million in assets related to sales commissions to be expensed in future periods. A balance of $4.7 million was included in prepaid expenses and other current assets, and a balance of $4.7 million was included in other assets in the Company's consolidated balance sheet at March 31, 2023. At March 31, 2022, the consolidated balance sheet included $8.8 million in assets related to sales commissions to be expensed in future

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

periods. A balance of $4.6 million was included in prepaid expenses and other current assets, and a balance of $4.2 million was included in other assets in the Company's consolidated balance sheet at March 31, 2022.
During the twelve months ended March 31, 2023 and 2022, the Company recognized $7.0 million and $6.3 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2022	$1,649
Provision for allowance for credit losses	479
Recoveries and other adjustments	876
Write off charged against the allowance for credit losses	(2,329)
Balance at March 31, 2023	$675

NOTE 4 – CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents mainly consisted of U.S government and municipal obligations, commercial paper, corporate bonds, certificate of deposits, money market instruments and cash maintained with various financial institutions at March 31, 2023 and 2022.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2023	March 31, 2022	March 31, 2021	March 31, 2020
Cash and cash equivalents	$386,794	$636,161	$467,176	$338,489
Restricted cash	—	—	—	1,748
Total cash, cash equivalents and restricted cash	$386,794	$636,161	$467,176	$340,237
The Company's restricted cash includes cash balances which are legally or contractually restricted. The Company's restricted cash is included within prepaid and other current assets and consists of amounts related to holdbacks associated with prior acquisitions.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Marketable Securities
The following is a summary of marketable securities held by NetScout at March 31, 2023 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$8,796	$(1)	$8,795
Commercial paper	19,136	—	19,136
Corporate bonds	310	—	310
Certificate of deposits	3,963	—	3,963
Total short-term marketable securities	32,205	(1)	32,204
U.S. government and municipal obligations	8,915	25	8,940
Total long-term marketable securities	8,915	25	8,940
Total marketable securities	$41,120	$24	$41,144

The following is a summary of marketable securities held by NetScout at March 31, 2022, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$40,895	$(32)	$40,863
Commercial paper	23,353	—	23,353
Corporate bonds	823	(2)	821
Certificates of deposit	2,000	—	2,000
Total short-term marketable securities	67,071	(34)	67,037
Total long-term marketable securities	—	—	—
Total marketable securities	$67,071	$(34)	$67,037
Contractual maturities of the Company's marketable securities held at March 31, 2023 and 2022 (in thousands) were as follows:

	March 31, 2023	March 31, 2022
Available-for-sale securities:
Due in 1 year or less	$32,204	$67,037
Due after 1 year through 5 years	8,940	—
	$41,144	$67,037

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at March 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at
	March 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$370,455	$16,339	$—	$386,794
U.S. government and municipal obligations	17,735	—	—	17,735
Commercial paper	—	19,136	—	19,136
Corporate bonds	310	—	—	310
Certificate of deposits	—	3,963	—	3,963
Derivative financial instruments	—	59	—	59
	$388,500	$39,497	$—	$427,997
LIABILITIES:
Derivative financial instruments	$—	$(49)	$(1,380)	$(1,429)
	$—	$(49)	$(1,380)	$(1,429)

	Fair Value Measurements at
	March 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$617,734	$18,427	$—	$636,161
U.S. government and municipal obligations	40,863	—	—	40,863
Commercial paper	—	23,353	—	23,353
Corporate bonds	821	—	—	821
Certificate of deposits	—	2,000	—	2,000
Derivative financial instruments	—	20	—	20
	$659,418	$43,800	$—	$703,218
LIABILITIES:
Derivative financial instruments	$—	$(78)	$—	$(78)
	$—	$(78)	$—	$(78)

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
The Company's Level 3 assets consisted of contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business in September 2018, which represented potential future earn outs to the Company that were contingent on the HNT tools business achieving certain milestones. During the fiscal year ended March 31, 2022, the Company

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

recorded an $0.8 million change in the fair value of the contingent consideration, which is included in other income (expense), net within the Company's consolidated statement of operations related to the divestiture of the handheld network test (HNT) tools business in September 2018. The contingent consideration, which was a Level 3 asset, represented potential future earn outs to the Company that were contingent on the HNT tools business achieving certain milestones. The $0.8 million of contingent consideration was paid to the Company as the final earnout during the fiscal year ended March 31, 2022.
The Company’s Level 3 liability at March 31, 2023 consisted of a forward share purchase contract, which qualified as a derivative instrument under authoritative guidance. In February 2023, the Company entered into an agreement with Napatech A/S (Napatech) to purchase approximately 6.2 million shares of Napatech’s common stock for $7.5 million. The Company measured the forward share purchase contract at March 31, 2023 at fair value based on inputs which were observable and those which were not observable in the market, resulting in a charge related to the Level 3 fair value hierarchy classification. During the fiscal year ended March 31, 2023, the Company recorded a $1.4 million change in the fair value of the derivative instrument in other income (expense), net within the Company's consolidated statement of operations. On April 14, 2023, the Company settled the contract and paid $7.5 million to Napatech in exchange for approximately 6.2 million shares of Napatech's common stock.
During the fiscal year ended March 31, 2021, the Company paid contingent purchase consideration related to the two acquisitions that occurred during fiscal year 2020. The $0.7 million of purchase consideration related to the Gigavation acquisition was paid to the seller in February 2021. The $1.0 million contingent purchase consideration related to the Eastwind acquisition was paid to the seller in April 2020.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial asset for the fiscal year ended March 31, 2022 (in thousands):

Contingent Consideration
Balance at March 31, 2021	$—
Change in fair value of contingent consideration	837
Collection of contingent consideration	(837)
Balance at March 31, 2022	$—
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liability for the fiscal year ended March 31, 2023 (in thousands):

Derivative Instrument
Balance at March 31, 2022	$—
Change in fair value of derivative instrument	(1,380)
Balance at March 31, 2023	$(1,380)

NOTE 6 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consisted of the following (in thousands):

	March 31,
	2023	2022
Raw materials	$12,352	$14,779
Work in process	14	695
Finished goods	5,183	5,761
Deferred costs	407	6,985
	$17,956	$28,220

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 7 – FIXED ASSETS
Fixed assets consisted of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2023	2022
Furniture and fixtures	3-7	$9,786	$9,757
Computer equipment and internal use software	3-5	192,168	185,177
Leasehold improvements (1)	up to 12	54,863	54,442
Demonstration and spare part units	2-5	18,733	18,254
		275,550	267,630
Less – accumulated depreciation		(240,815)	(226,293)
		$34,735	$41,337
(1) Leasehold improvements are depreciated over the shorter of the lease term or anticipated useful life of the improvement.
Depreciation expense was $18.8 million, $20.1 million and $22.4 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has one reporting unit. Goodwill is tested for impairment at a reporting unit level at least annually, as of January 31, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. At March 31, 2023 and 2022, the carrying amount of goodwill was $1.7 billion.
During fiscal years 2023 and 2022, the Company's annual impairment tests indicated that goodwill was not impaired. The Company completed its annual goodwill impairment test at January 31, 2023, using the qualitative (Step 0) assessment, and the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
The change in the carrying amount of goodwill for the fiscal year ended March 31, 2023 is due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2023 and 2022 are as follows (in thousands):

Balance at March 31, 2021	$1,717,554
Foreign currency translation impact	5,602
Balance at March 31, 2022	$1,723,156
Foreign currency translation impact	1,248
Balance at March 31, 2023	$1,724,404
Intangible Assets
The net carrying amounts of intangible assets were $366.6 million and $433.4 million at March 31, 2023 and 2022, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives. During the first quarter of fiscal year 2022, in conjunction with the renewal process of an acquired indefinite-lived trade name and the Company's focus on advancing new product lines, the Company reassessed the estimated economic life of the acquired indefinite-lived trade name. As a result, the Company began amortizing the acquired trade name over 8 years. Prior to reclassifying the acquired trade name to a finite-lived intangible asset, the Company tested the acquired trade name for impairment and determined the fair value of the asset exceeded the carrying value. This change in estimate did not materially impact the Company's income statement.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

During the fiscal years ended March 31, 2023, 2022 and 2021, the Company acquired $0.2 million, $50 thousand, and $4.5 million of technology licenses, respectively. These amounts are included within distributor relationships and are being amortizing using the economic benefit method over useful lives of between one and four years.
Intangible assets include the following amortizable intangible assets at March 31, 2023 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$249,903	$(233,440)	$16,463
Customer relationships	8 - 18 years	768,179	(433,876)	334,303
Distributor relationships and technology licenses	1 - 6 years	11,547	(10,133)	1,414
Definite-lived trademark and trade name	2 - 9 years	57,694	(43,489)	14,205
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(1,002)	206
		$1,099,332	$(732,741)	$366,591
Intangible assets include the following amortizable intangible assets at March 31, 2022 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$250,247	$(224,426)	$25,821
Customer relationships	8 - 18 years	769,404	(384,347)	385,057
Distributor relationships and technology licenses	1 - 6 years	11,408	(8,896)	2,512
Definite-lived trademark and trade name (a)	2 - 9 years	57,748	(37,944)	19,804
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(983)	225
		$1,100,816	$(667,397)	$433,419
(a) The Company’s $18.6 million acquired trade name changed from indefinite-lived to definite-lived during the first quarter of fiscal year 2022.
Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense during the fiscal years ended March 31, 2023, 2022, and 2021 (in thousands).

	Years Ended March 31,
	2023	2022	2021
Amortization of intangible assets included as:
Cost of product revenue	10,542	14,600	20,457
Operating expense	55,410	59,761	61,151
	$65,952	$74,361	$81,608

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following is the expected future amortization expense at March 31, 2023 for the fiscal years ended March 31 (in thousands):

2024	$57,987
2025	50,809
2026	46,446
2027	43,566
2028	40,608
Thereafter	127,175
Total	$366,591

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
All of the Company's foreign exchange forward contract derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes. These contracts will mature over the next twelve months and are expected to impact earnings on or before maturity.
The notional amounts and fair values of foreign exchange forward contract derivative instruments in the consolidated balance sheets at March 31, 2023 and 2022 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Derivatives Designated as Hedging Instruments:
Foreign exchange forward contracts	$10,265	$5,578	$59	$20	$29	$78
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts	6,031	—	—	—	20	—
			$59	$20	$49	$78
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations during the fiscal years ended March 31, 2023 and 2022 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)			Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	March 31,	March 31,		March 31,	March 31,
	2023	2022	Location	2023	2022
Foreign exchange forward contracts	$(477)	$82	Research and development	$62	$(26)
			Sales and marketing	502	(30)
	$(477)	$82		$564	$(56)

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations during the fiscal years ended March 31, 2023 and 2022 (in thousands):

		Loss Recognized in Income (a)
		March 31,	March 31,
	Location	2023	2022
Foreign exchange forward contracts	General and administrative	$(21)	$(107)
		$(21)	$(107)
(a) The amount represents the change in fair value of derivative contracts due to changes in spot rates.

In addition to foreign exchange forward contracts, as discussed in Note 5, during the fiscal year ended March 31, 2023, the Company entered into a forward share purchase contract to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million, which qualified as a derivative instrument under authoritative guidance. The notional amount of the derivative instrument was $7.5 million. At March 31, 2023, the fair value of the derivative instrument of $1.4 million was included as accrued other in the Company's consolidated balance sheet. During the fiscal year ended March 31, 2023, the Company recorded a $1.4 million charge related to the change in the fair value of the derivative instrument in other income (expense), net within the Company's consolidated statement of operations.

NOTE 10 – RESTRUCTURING CHARGES
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
During the fiscal year ended March 31, 2022, the Company did not approve any restructuring plans.
During the fiscal year ended March 31, 2023, the Company restructured certain departments to better align functions resulting in the termination of eighteen employees. As a result of the workforce reduction, during the fiscal year ended March 31, 2023, the Company recorded a restructuring charge totaling $1.9 million related to one-time employee-related termination benefits for the employees that were notified of their termination during the period. The one-time employee-related termination benefits were paid in full during the fiscal year ended March 31, 2023.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table provides a summary of the activity related to the restructuring plans and the related restructuring liability (in thousands):

	Q2 FY20 Plan	Q4 FY20 Plan	FY23 Plan	Total
Balance at March 31, 2020	$3	$1,717	$—	$1,720
Restructuring charges to operations	—	62	—	62
Cash payments	(3)	(1,860)	—	(1,863)
Other adjustments	—	81	—	81
Balance at March 31, 2021	$—	$—	$—	$—
Balance at March 31, 2022	$—	$—	$—	$—
Restructuring charges to operations	—	—	1,861	1,861
Cash payments	—	—	(1,712)	(1,712)
Other adjustments	—	—	(149)	(149)
Balance at March 31, 2023	$—	$—	$—	$—

NOTE 11 – LONG-TERM DEBT
On July 27, 2021, the Company amended and extended the existing credit facility (Second Amended and Restated Credit Agreement) with a syndicate of lenders by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; JPMorgan, Wells Fargo Securities, LLC, BofA Securities Inc., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners; Santander Bank, N.A., U.S. Bank National Association, Fifth Third Bank National Association, Silicon Valley Bank and TD Bank, N.A., as co-documentation agents; and the lenders party thereto.
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
In connection with the Second Amended and Restated Credit Agreement, during the fiscal year ended March 31, 2022, the Company paid off the outstanding balance of $350 million under the previous amended credit agreement by borrowing the same amount under the Second Amended and Restated Credit Agreement. Additionally, the Company recorded a loss on the extinguishment of debt of $0.6 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2022.
On February 22, 2023, the Company entered into a First Amendment Agreement (First Amendment) of its Second Amended and Restated Credit Agreement with its syndicate of lenders. The Company entered into the First Amendment in order to remove and replace the LIBOR-based interest rate benchmark provisions for U.S. dollar-denominated loans with interest rate benchmark provisions for U.S. dollar-denominated loans based on a term secured overnight financing rate (SOFR).
During the fiscal year ended March 31, 2023, the Company repaid $250.0 million of borrowings under the Second Amended and Restated Credit Agreement. At March 31, 2023, $100 million was outstanding under the Second Amended and Restated Credit Agreement.
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of the Company, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if the Company’s consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2022, until the Company has delivered financial statements for the quarter ended March 31, 2023, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company’s consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company’s consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2022, until the Company has delivered financial statements for the quarter ended March 31, 2023, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
Letter of credit participation fees are payable to each lender providing the letter of credit subfacility on the amount of such lender’s letter of credit exposure, at a rate per annum equal to the applicable margin for term SOFR loans. Letter of credit participation fees are payable to each lender providing the letter of credit sub-facility on the amount of such lender's letter of credit exposure, during the period from the closing date of the Second Amended and Restated Credit Agreement to, but excluding, the date which is the later of (i) the date on which such lender's commitment terminates or (ii) the date on which such lender ceases to have any letter of credit exposure, at a rate per annum equal to the applicable margin for term SOFR loans assuming such loans were outstanding during the period. Additionally, the Company will pay a fronting fee to each issuing bank in amounts to be agreed to between the Company and the applicable issuing bank.
Interest on Alternate Base Rate loans is payable at the end of each calendar quarter. Interest on term SOFR loans is payable at the end of each interest rate period or at the end of each three-month interval within an interest rate period if the period is longer than three months. The Company may also prepay loans under the Second Amended and Restated Credit Agreement at any time, without penalty, subject to certain notice requirements.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Company's previous amended credit agreement that the Company maintain a minimum consolidated interest coverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company’s maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. As of March 31, 2023, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Second Amended and Restated Credit Agreement and the other loan documents.
The Company had unamortized capitalized debt issuance costs, net of $3.7 million at March 31, 2023, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $2.6 million was included as other assets in the Company's consolidated balance sheet at March 31, 2023.

NOTE 12 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Fiscal Year Ended March 31,
	2023	2022	2021
Numerator:
Net income	$59,648	$35,874	$19,352
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	71,781	74,019	73,103
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	1,265	1,065	719
Denominator for diluted net income per share - weighted average shares outstanding	73,046	75,084	73,822
Net income per share:
Basic net income per share	$0.83	$0.48	$0.26
Diluted net income per share	$0.82	$0.48	$0.26

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be antidilutive (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Restricted stock units	1,799	1,222	2,864
Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income per share is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of unrecognized compensation expense as additional proceeds.
The delivery of 4.5 million shares under the Company's ASR agreements reduced the Company's outstanding shares used to determine the weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the fiscal year ended March 31, 2023. See Note 13 for additional information.

NOTE 13 – TREASURY STOCK
On October 24, 2017, the Company's Board of Directors approved a share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2017 Share Repurchase Program). This program became effective once the Company's previously disclosed twenty million share repurchase program was completed. The Company is

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

not obligated to acquire any specific amount of common stock within any particular timeframe as a result of this share repurchase program.
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
On May 9, 2022, the Company entered into accelerated share repurchase (ASR) agreements with Mizuho Markets Americas LLC (Mizuho) and Wells Fargo Bank, National Association (Wells Fargo) (collectively, the Dealers) to repurchase an aggregate of $150 million of the Company's common stock via accelerated stock repurchase transactions under the 2017 Share Repurchase Program. Under the terms of the ASR, the Company made a $75 million payment to each of the Dealers on May 10, 2022, and received an initial delivery of 1,627,907 shares from each of the Dealers, or 3,255,814 shares in the aggregate, which was approximately 70 percent of the total number of shares of the Company's common stock expected to be repurchased under the ASR agreements. These shares reduced the number of shares of the Company's common stock available for repurchase under the 2017 Share Repurchase Program. Final settlement of the ASR agreements was completed in November 2022. As a result, the Company received an additional 651,213 shares from Mizuho and 642,302 shares from Wells Fargo, or 1,293,515 shares in the aggregate, for $47.9 million, which reduced the number of shares of the Company's common stock available to be repurchased under the 2017 Share Repurchase Program. In total, 4,549,329 shares of the Company's common stock were repurchased under the ASR agreements at an average cost per share of $32.97 during the fiscal year ended March 31, 2023.
Through March 31, 2023, the Company repurchased a total of 23,790,847 shares for $660.4 million in the open market under the 2017 Share Repurchase Program. At March 31, 2023, 1,209,153 shares of common stock remained available to be purchased under the 2017 Share Repurchase Program, and 25,000,000 shares of common stock remained available to be purchased under the 2022 Share Repurchase Program. The Company repurchased 4,549,329 shares for $152.9 million, 1,330,678 shares for $35.6 million, and 154,271 shares for $3.3 million of its common stock under the 2017 Share Repurchase Program during the fiscal years ended March 31, 2023, 2022 and 2021, respectively.
In connection with the vesting and release of the restriction on shares of restricted stock, the Company repurchased 562,360 shares for $19.4 million, 546,053 shares for $15.7 million and 506,917 shares for $13.3 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2023, 2022 and 2021, respectively. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under those programs.

NOTE 14 – STOCK PLANS
2011 Employee Stock Purchase Plan
On September 7, 2011, the Company's stockholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2.5 million shares of the Company's common stock were reserved for issuance. On November 8, 2018, the Company increased the number of shares available under the ESPP by an additional 3 million shares, and on August 24, 2022, the Company's stockholders approved an amendment to the ESPP that increased the number of shares available under the ESPP by another 2,000,000 shares. The Company implemented the ESPP on March 1, 2012. Eligible employees may purchase shares of the Company's common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company's common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 if the contribution period is within any calendar year. However, if contribution periods overlap calendar years, an individual participant is eligible to utilize the unused portion of the $25,000 limit from the subsequent purchase in the current purchase up to $50,000. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through the last day of February of each year. During the fiscal year ended March 31, 2023, employees purchased 480,783 shares under the ESPP with a weighted average purchase price per share of $29.85. At March 31, 2023, 2,772,615 shares were available for future issuance under the ESPP.

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
On September 10, 2020, the Company's stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan (2019 First Amended Plan) to increase the number of shares reserved for issuance by 4,700,000 shares, established a one-year minimum vesting requirement for awards granted on or after September 10, 2020, and change the "fungible share counting ratio" used to calculate the increase or reduction in the number of shares available for issuance under the 2019 First Amended Plan.
On August 24, 2022, the Company's stockholders approved an amendment to the 2019 First Amended Plan (2019 Second Amended Plan). This amendment increased the number of shares reserved for issuance by 7,000,000 shares and changed the "fungible share counting ratio" used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Second Amended Plan. At August 24, 2022, there was a total of 8,764,811 shares reserved for issuance under the 2019 Second Amended Plan, which consisted of 7,000,000 new shares plus 1,764,811 shares that remained available for grant under the 2019 First Amended Plan as of August 24, 2022, the effective date of the 2019 Second Amended Plan. We refer the the 2019 Plan, 2019 First Amended Plan and 2019 Second Amended Plan collectively as the "Amended 2019 Plan".
The aggregate number of shares available for issuance under the 2019 Second Amended Plan will increase for any shares (each a "Returning Share"): (i) subject to an award granted under the Amended 2007 Plan or Amended 2019 Plan that are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) subject to an award under the Amended 2007 Plan or Amended 2019 Plan that are not issued because such award is settled in cash; (iii) issued pursuant to an award granted under the Amended 2007 Plan or Amended 2019 Plan that are forfeited back to or repurchased by the Company because of failure to vest; and (iv) that are reacquired or withheld by the Company to satisfy tax withholding obligations in connection with common stock issued pursuant to a Full Value Award (as defined below) granted under the Amended 2007 Plan or Amended 2019 Plan. The amount of such increase will be (i) one share for each Returning Share subject to a stock option or stock appreciation right with an exercise or strike price that is at least 100% of the fair market value of the Company's common stock on the date of grant (an "Appreciation Award"); and (ii) 2.34 shares for each Returning Share subject to an equity award other than an Appreciation Award (a "Full Value Award") that is returned on or after August 24, 2022. Furthermore, the share reserve under the 2019 Second Amended Plan is reduced by: (i) one share for each share of common stock issued pursuant to an Appreciation Award, (ii) 2.76 shares for each share of common stock issued pursuant to a Full Value Award granted under the Amended 2019 Plan on or after September 12, 2019 but prior to September 10, 2020; (iii) 2.32 shares for each share of common stock issued pursuant to a Full Value Award granted under the Amended 2019 Plan on or after September 10, 2020 but prior to August 24, 2022; and (iv) by 2.34 shares for each share of common stock issued pursuant to a Full Value Award granted under the Amended 2019 Plan on or after August 24, 2022. At March 31, 2023, an aggregate of 5,749,471 shares of unvested equity awards granted under the amended 2019 Plan were outstanding.
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
Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its independent directors, approximately 2% for awards granted to its senior executives, and approximately 5% granted to all remaining employees during the fiscal years ended March 31, 2023, 2022 and 2021.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

	Fiscal Year Ended March 31,
	2023	2022	2021
Cost of product revenue	$1,129	$1,022	$1,038
Cost of service revenue	7,286	6,020	5,823
Research and development	17,055	15,505	16,138
Sales and marketing	22,612	19,684	17,328
General and administrative	13,904	13,843	11,565
	$61,986	$56,074	$51,892

Transactions under the Amended 2007, 2019 Plan, the 2019 Amended Plan, and the 2019 Second Amended Plan during the fiscal years ended March 31, 2023, 2022 and 2021 are summarized in the table below.

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2020	4,274,473	$28.68
Granted	2,038,681	27.42
Vested	(1,630,228)	28.63
Canceled	(187,313)	28.28
Outstanding – March 31, 2021	4,495,613	$28.14
Granted	2,121,937	29.06
Vested	(1,728,994)	29.04
Canceled	(260,622)	28.07
Outstanding – March 31, 2022	4,627,934	$28.23
Granted	3,096,295	33.73
Vested	(1,777,708)	28.34
Canceled	(197,050)	30.93
Outstanding – March 31, 2023	5,749,471	$31.07

At March 31, 2023, there were 6,241,002 shares of common stock available for grant under the 2019 Second Amended Plan.
The aggregate intrinsic value of stock options exercised and the fair value of restricted stock units vested at March 31, 2023, 2022 and 2021 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Total fair value of restricted stock unit awards vested	$61,128	$49,593	$42,510
At March 31, 2023, the total unrecognized compensation cost related to restricted stock unit awards was $135.1 million, which is expected to be amortized over a weighted-average period of 1.4 years.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 15 – PENSION BENEFIT PLANS
401(k) Plan
The Company has a defined contribution program for certain employees that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 50% of the employee's contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $6.7 million, $7.1 million and $6.7 million to the plan for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.
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
The components of the change in benefit obligation of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2023	2022
Benefit obligation, at beginning of year	$32,849	$37,586
Service cost	291	331
Interest cost	699	560
Benefits paid and other	(535)	(422)
Actuarial gain	(8,207)	(2,761)
Foreign exchange rate impact	(530)	(2,445)
Benefit obligation, at end of year	$24,567	$32,849
The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2023	2022
Fair value of plan assets, at beginning of year	$—	$—
Employer direct benefit payments	535	422
Benefits paid and other	(535)	(422)
Fair value of plan assets, at end of year	$—	$—
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the fiscal years ended March 31, 2023, 2022, and 2021 (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Service cost	$291	$331	$333
Interest cost	699	560	667
Net periodic pension cost	$990	$891	$1,000

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	March 31,	March 31,	March 31,
	2023	2022	2021
Discount rate	4.10%	2.20%	1.60%
Rate of compensation increase	3.00%	3.00%	3.00%

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

As of March 31, 2023, unrecognized actuarial gain of $8.2 million ($5.8 million, net of tax) which have not yet been recognized in net periodic pension cost are included in accumulated other comprehensive income. The unrecognized actuarial gains and losses are calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs. None of this amount is expected to be recognized in net periodic pension costs during the fiscal year ending March 31, 2024. No plan assets are expected to be returned to the Company during the fiscal year ending March 31, 2024.
Expected Contributions
During the fiscal year ended March 31, 2023, the Company contributed $535 thousand to its defined benefit pension plan. The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plan in the periods indicated (in thousands):

2024	$582
2025	$691
2026	$788
2027	$878
2028	$997
2029 - 2033	$6,233

NOTE 16 – INCOME TAXES
Income before income tax expense consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Domestic	$56,463	$27,690	$4,985
Foreign	11,952	15,202	17,319
	$68,415	$42,892	$22,304
The components of the income tax expense are as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Current income tax expense:
Federal	$48,853	$7,240	$14,701
State	5,766	2,897	2,426
Foreign	7,879	9,343	9,902
	62,498	19,480	27,029
Deferred income tax benefit:
Federal	(47,297)	(7,240)	(18,190)
State	(4,006)	(3,406)	(3,404)
Foreign	(2,428)	(1,816)	(2,483)
	(53,731)	(12,462)	(24,077)
	$8,767	$7,018	$2,952

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The income tax expense computed using the U.S. statutory federal income tax rate differs from NetScout's effective tax rate primarily due to the following:

	Fiscal Year Ended March 31,
	2023	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	3.6	1.1	2.4
U.S. federal and state research and development tax credits	(9.0)	(11.9)	(23.7)
Effect of foreign operations	1.8	6.3	(4.5)
Meals and entertainment	0.4	0.2	0.8
Change in valuation allowance	3.5	5.1	24.0
Stock compensation	(0.6)	2.0	5.1
Global intangible low taxed income	—	(0.1)	0.8
Foreign derived intangible income	(11.7)	(12.6)	(24.5)
Foreign withholding	4.1	5.2	13.8
Other permanent differences	(0.3)	0.1	(2.0)
	12.8%	16.4%	13.2%

The components of net deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$6,074	$8,721
Capitalized R&D expenses	40,909	—
Deferred revenue	24,112	17,267
Reserves	3,902	3,106
Pension and other retiree benefits	2,319	4,903
Net operating loss carryforwards	9,016	11,611
Tax credit carryforwards	21,512	21,132
Share-based compensation	7,338	6,172
Operating lease liability	14,020	15,639
Other deferred tax assets	35	658
Total gross deferred tax assets	129,237	89,209
Valuation allowance	(15,612)	(13,160)
Net deferred tax assets	113,625	76,049
Deferred tax liabilities:
Intangible assets	(104,245)	(117,839)
Operating lease right-of-use asset	(11,854)	(13,189)
Depreciation	(5,563)	(6,612)
Other deferred tax liabilities	(12,368)	(10,425)
Total deferred tax liabilities	$(20,405)	$(72,016)

The 2017 Tax Cuts and Jobs Act (TCJA) contained a provision which became effective for R&D expenditures incurred in years beginning on or after Jan. 1, 2022, that R&D expenditures incurred are no longer allowed as an immediate deduction for federal income tax purposes. Rather, R&D expenditures incurred must be capitalized and amortized over a five-year period or fifteen -year period depending on if the expenditures are domestic or foreign, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets by considering all positive and negative evidence. The Company weighs objective and verifiable evidence more heavily in this analysis. In situations where the Company concludes that it does not have sufficient objective and verifiable evidence to support the realizability of the asset it creates a valuation allowance against it. As a result, the Company established a valuation allowance of $13.2 million as of March 31, 2022 and $15.6 million as of March 31, 2023, representing an increase of $2.4 million. The increase in the valuation allowance as of March 31, 2023, as compared to March 31, 2022, is primarily due to deferred tax assets related to U.S. foreign tax credits that the Company believes are not more likely than not to be realized. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets as a tax benefit recorded in the period such determination is made.
At March 31, 2023, the Company had U.S. federal net operating loss carry forwards of $4 million and state net operating loss carryforwards of $19 million that are subject to expire at various dates beginning in 2025 and 2036, respectively. At March 31, 2023, the Company also had U.S. foreign tax credit carryforwards and state tax credits of $7 million and $9 million that are subject to expire at various dates beginning 2030 and 2036, respectively. At March 31, 2023, the Company had foreign net operating loss carryforwards of $40 million and foreign tax credit carryforwards of $7 million, respectively. The majority of foreign net operating losses and foreign tax credits have no expiration dates. As of March 31, 2023, the Company does not expect any U.S. federal and state net operating losses or research and development tax credits to go unutilized.
The Company files U.S. federal tax returns and files returns in various state, local and foreign jurisdictions. With respect to the U.S. federal and primary jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2018, although carryforward attributes that were generated prior to 2018 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions during the year, and some of those inquiries may include an audit of tax returns previously filed. In the normal course of business, NetScout and its subsidiaries are examined by various taxing authorities, including the IRS in the United States.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2023, 2022 and 2021 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
Balance at April 1,	$638	$913	$1,151
Additions based on tax positions related to the current year	28	28	48
Reductions of prior years tax positions due to lapse of statute of limitations	—	(303)	(286)
Increase in unrecognized tax benefits as a result of a tax position taken during a prior period	358	—	—
Balance at March 31,	$1,024	$638	$913
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
The Company continues to assert that certain historical book over tax outside basis differences primarily related to unremitted foreign earnings are permanently reinvested. The Company's intent is to only make distributions from its foreign subsidiaries in the future when they can be made at no or an immaterial net tax cost. Unremitted foreign earnings total approximately $144 million. The Company does not expect taxes related to the unremitted foreign earnings to be material if they were distributed which would primarily consist of foreign withholding taxes.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 17 – LEASES
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
The components of operating lease cost for the fiscal years ended March 31, 2023 and 2022 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Lease cost under long-term operating leases	$12,352	$12,817
Lease cost under short-term operating leases	3,243	4,127
Variable lease cost under short-term and long-term operating leases	3,634	3,523
Total operating lease cost	$19,229	$20,467

The table below presents supplemental cash flow information related to leases during the fiscal years ended March 31, 2023 and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,143	$4,002

At March 31, 2023 and 2022, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	March 31, 2023	March 31, 2022
Weighted average remaining lease term in years - operating leases	6.07	6.98

Weighted average discount rate - operating leases	4.2%	4.0%

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Future minimum payments under non-cancellable leases at March 31, 2023 are as follows (in thousands):

Year Ending March 31,
2024	$12,987
2025	12,947
2026	11,202
2027	8,245
2028	7,215
Thereafter	15,697
Total lease payments	$68,293
Less imputed interest	(7,824)
Present value of lease liabilities	$60,469

NOTE 18 – COMMITMENTS AND CONTINGENCIES
Legal
From time to time, NetScout is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties' claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. In October 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3.5 million for pre-suit damages and $2.3 million for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awarded pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, NetScout appealed, and in July 2020, the Court of Appeals for the Federal Circuit (Federal Circuit) issued a decision vacating the $3.5 million pre-suit damages award, affirming the $2.3 million post-suit damages award, vacating the $2.8 million enhancement award, and remanding to the district court to determine what, if any, enhancement should be awarded. In March 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. In addition, on September 8 and 9, 2021, in proceedings initiated by third parties that did not involve NetScout, the Patent Trial and Appeal Board (PTAB) invalidated all the patent claims that were also asserted against NetScout in this case. After the PTAB decisions were issued, NetScout moved, among other things, to dismiss the case and enter judgment in its favor on the grounds that the PTAB decisions invalidating the asserted claims precluded Plaintiff from continuing to assert its patent infringement causes of action and from seeking damages from NetScout. The District Court denied NetScout’s motion with respect to its request to dismiss the case and enter judgment in its favor, but in response to alternative requests for relief requested by NetScout, "enhanced" the jury verdict in the amount of $1.1 million and also lowered the ongoing royalty rate on the G10 and GeoBlade products. The District Court entered an amended final judgment awarding Plaintiff $2.3 million in post-suit damages, $1.1 million in enhanced damages, pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last expiration date being June 2022. On July 20, 2022, NetScout filed a notice of appeal to the Federal Circuit from, among other things, the amended final judgment. Enforcement of the amended judgment is stayed pending the resolution of the appeal. In view of the current circumstances, and if the post-suit and enhanced damages award along with the associated interest and royalties survive the recent PTAB invalidation decisions and NetScout's appeal, NetScout has concluded that the risk of loss

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

associated with such damages award remains "probable" in accounting terms, and that the risk of loss associated with pre-suit damages is remote.
Unconditional Purchase Obligations
At March 31, 2023, the Company had unconditional purchase obligations of $100.1 million, which represent estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and export controls. The Company reports revenues and income under one reportable segment.
Total revenue by geography is as follows (in thousands):

	Fiscal Year Ended March 31,
	2023	2022	2021
United States	$583,482	$501,043	$484,129
Europe	145,678	165,190	160,372
Asia	61,685	64,968	56,562
Rest of the world	123,685	124,374	130,219
	$914,530	$855,575	$831,282
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

NetScout Systems, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Fiscal Year	Additions Resulting in Charges to Operations	Charges to Other Accounts	Deductions Due to Write-Offs	Balance at End of Fiscal Year
Fiscal year ended March 31, 2021
Allowance for credit losses	$1,350	$48	$(733)	$(249)	$416
Deferred tax asset valuation allowance	$5,641	$5,765	$—	$—	$11,406
Fiscal year ended March 31, 2022
Allowance for credit losses	$416	$1,963	$(25)	$(705)	$1,649
Deferred tax asset valuation allowance	$11,406	$1,720	$—	$—	$13,126
Fiscal year ended March 31, 2023
Allowance for credit losses	$1,649	$479	$876	$(2,329)	$675
Deferred tax asset valuation allowance	$13,126	$2,486	$—	$—	$15,612

S-1