Form 10-Q
period 2023-06-30
NETSCOUT SYSTEMS INC
filed 2023-08-03
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 27, 2023 was 72,148,389.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2023	March 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$332,716	$386,794
Marketable securities and investments	51,887	32,204
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $666 and $675 at June 30, 2023 and March 31, 2023, respectively	108,292	143,855
Inventories and deferred costs	18,449	17,956
Prepaid income taxes	10,834	2,235
Prepaid expenses and other current assets	27,493	34,316
Total current assets	549,671	617,360
Fixed assets, net	33,207	34,735
Operating lease right-of-use assets	49,432	51,456
Goodwill	1,723,536	1,724,404
Intangible assets, net	352,497	366,591
Deferred income taxes	4,610	4,534
Long-term marketable securities	5,881	8,940
Other assets	11,763	12,540
Total assets	$2,730,597	$2,820,560
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,400	$16,473
Accrued compensation	53,627	83,279
Accrued other	19,055	26,283
Income taxes payable	1,604	4,391
Deferred revenue and customer deposits	282,773	311,531
Current portion of operating lease liabilities	11,727	11,650
Total current liabilities	383,186	453,607
Other long-term liabilities	7,534	7,683
Deferred tax liability	13,625	24,939
Accrued long-term retirement benefits	26,257	26,049
Long-term deferred revenue and customer deposits	122,381	129,814
Operating lease liabilities, net of current portion	46,404	48,819
Long-term debt	100,000	100,000
Total liabilities	699,387	790,911
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2023 and March 31, 2023	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 130,016,041 and 128,683,824 shares issued and 72,146,090 and 71,249,045 shares outstanding at June 30, 2023 and March 31, 2023, respectively	130	128
Additional paid-in capital	3,118,798	3,099,698
Accumulated other comprehensive income	5,803	5,738
Treasury stock at cost, 57,869,951 and 57,434,779 shares at June 30, 2023 and March 31, 2023, respectively	(1,559,534)	(1,546,128)
Retained earnings	466,013	470,213
Total stockholders' equity	2,031,210	2,029,649
Total liabilities and stockholders' equity	$2,730,597	$2,820,560
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2023	2022
Revenue:
Product	$94,661	$98,251
Service	116,477	110,561
Total revenue	211,138	208,812
Cost of revenue:
Product	16,662	26,805
Service	33,734	30,909
Total cost of revenue	50,396	57,714
Gross profit	160,742	151,098
Operating expenses:
Research and development	45,520	43,457
Sales and marketing	78,996	76,323
General and administrative	28,214	24,790
Amortization of acquired intangible assets	12,707	13,881
Restructuring charges	—	1,774
Total operating expenses	165,437	160,225
Loss from operations	(4,695)	(9,127)
Interest and other expense, net:
Interest income	2,288	276
Interest expense	(2,093)	(1,864)
Other income (expense), net	(834)	230
Total interest and other expense, net	(639)	(1,358)
Loss before income tax benefit	(5,334)	(10,485)
Income tax benefit	(1,134)	(3,353)
Net loss	$(4,200)	$(7,132)
Basic net loss per share	$(0.06)	$(0.10)
Diluted net loss per share	$(0.06)	$(0.10)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	71,540	72,452
Net loss per share - diluted	71,540	72,452
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2023	2022
Net loss	$(4,200)	$(7,132)
Other comprehensive income (loss):
Cumulative translation adjustments	68	(251)
Changes in market value of investments:
Changes in unrealized losses, net of tax benefit of ($35), and ($3), respectively	(106)	(11)
Total net change in market value of investments	(106)	(11)
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefit) of $51, and ($46), respectively	159	(148)
Reclassification adjustment for net (losses) gains included in net loss, net of (benefit) taxes of ($18), and $38, respectively	(56)	122
Total net change in market value of derivatives	103	(26)
Other comprehensive income (loss)	65	(288)
Total comprehensive loss	$(4,135)	$(7,420)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2023	128,683,824	$128	$3,099,698	$5,738	57,434,779	$(1,546,128)	$470,213	$2,029,649
Net loss							(4,200)	(4,200)
Unrealized net investment losses				(106)				(106)
Unrealized net gains on derivative financial instruments				103				103
Cumulative translation adjustments				68				68
Issuance of common stock pursuant to vesting of restricted stock units	1,332,217	2						2
Stock-based compensation expense for restricted stock units granted to employees			19,100					19,100
Repurchase of treasury stock					435,172	(13,406)		(13,406)
Balance, June 30, 2023	130,016,041	$130	$3,118,798	$5,803	57,869,951	$(1,559,534)	$466,013	$2,031,210

	Three Months Ended June 30, 2022
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders’ Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2022	126,425,383	$126	$3,023,403	$141	52,323,090	$(1,373,840)	$410,565	$2,060,395
Net loss							(7,132)	(7,132)
Unrealized net investment losses				(11)				(11)
Unrealized net loss on derivative financial instruments				(26)				(26)
Cumulative translation adjustments				(251)				(251)
Issuance of common stock pursuant to vesting of restricted stock units	946,430	1						1
Stock-based compensation expense for restricted stock units granted to employees			14,760					14,760
Repurchase of treasury stock			(45,000)		3,564,902	(115,847)		(160,847)
Balance, June 30, 2022	127,371,813	$127	$2,993,163	$(147)	55,887,992	$(1,489,687)	$403,433	$1,906,889

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,200)	$(7,132)
Adjustments to reconcile net loss to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	19,436	21,585
Operating lease right-of-use assets	2,592	2,663
Loss on disposal of fixed assets	38	—
Share-based compensation expense	19,844	15,581
Change in fair value of derivative investment	(206)	—
Deferred income taxes	(11,456)	(3,290)
Other losses	363	—
Changes in assets and liabilities
Accounts receivable and unbilled costs	35,565	35,266
Inventories	(1,604)	4,156
Prepaid expenses and other assets	(1,157)	(10,793)
Accounts payable	(2,031)	(2,483)
Accrued compensation and other expenses	(37,677)	(23,772)
Operating lease liabilities	(2,907)	(3,085)
Income taxes payable	(2,717)	(1,607)
Deferred revenue	(36,251)	(39,610)
Net cash used in operating activities	(22,368)	(12,521)
Cash flows from investing activities:
Purchase of marketable securities and investments	(25,905)	(27,691)
Proceeds from sales and maturity of marketable securities	8,733	52,570
Purchase of fixed assets	(1,956)	(2,201)
Purchase of intangible assets	—	(161)
(Increase) decrease in deposits	(1)	5
Net cash (used in) provided by investing activities	(19,129)	22,522
Cash flows from financing activities:
Issuance of common stock under stock plans	2	1
Treasury stock repurchases, including accelerated share repurchases	—	(150,039)
Tax withholding on restricted stock units	(13,406)	(10,808)
Repayment of long-term debt	—	(150,000)
Net cash used in financing activities	(13,404)	(310,846)
Effect of exchange rate changes on cash and cash equivalents	823	(2,814)
Net decrease in cash and cash equivalents	(54,078)	(303,659)
Cash and cash equivalents, beginning of period	386,794	636,161
Cash and cash equivalents, end of period	$332,716	$332,502
Supplemental disclosures:
Cash paid for interest	$1,587	$1,310
Cash paid for income taxes	$21,831	$13,179
Non-cash transactions:
Transfers of inventory to fixed assets	$1,114	$1,212
Additions to property, plant and equipment included in accounts payable	$46	$382
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the Securities and Exchange Commission on May 16, 2023.
Global and Macroeconomic Conditions
The Company continues to closely monitor the current global and macroeconomic conditions, including the impacts of the war in Ukraine and related sanctions, global geopolitical tension, stock market volatility, exchange rate fluctuations, inflation, interest rates, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact its customers, employees, supply chain, and distribution network. The impacts of these global and macroeconomic trends remain uncertain. It is possible that the measures taken by the governments of countries affected and the resulting economic impacts may materially and adversely affect the Company's future results of operations, cash flows and financial position as well as its customers.
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has taken and continues to take precautionary actions to manage costs and increase productivity across the organization. This includes managing discretionary spending and hiring activities. In addition, based on covenant levels, the Company had as of June 30, 2023, an incremental $700 million available under its revolving credit facility.
The Company expects net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under the revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.
Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination as if the acquiring company originated the related revenue contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2021-08 was adopted on April 1, 2023. Amendments within the standard are required to be applied on a prospective basis from the date of adoption. The Company will apply the provisions of ASU 2021-08 to future acquisitions, if any.
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
During the three months ended June 30, 2023, the Company recognized revenue of $115.1 million related to the Company's deferred revenue balance reported at March 31, 2023.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at June 30, 2023.
At June 30, 2023, the Company had total deferred revenue of $405.2 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $282.8 million, or 70%, of this revenue during the next 12 months, and expects to recognize the remaining $122.4 million, or 30%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $4.5 million and $6.6 million at June 30, 2023 and March 31, 2023, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the three months ended June 30, 2023.
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
At June 30, 2023, the consolidated balance sheet included $9.8 million in assets related to sales commissions to be expensed in future periods. A balance of $5.0 million was included in prepaid expenses and other current assets, and a balance of $4.8 million was included in other assets in the Company's consolidated balance sheet at June 30, 2023. At March 31, 2023, the consolidated balance sheet included $9.4 million in assets related to sales commissions to be expensed in future periods. A balance of $4.7 million was included in prepaid expenses and other current assets, and a balance of $4.7 million was included in other assets in the Company's consolidated balance sheet at March 31, 2023.
During each of the three months ended June 30, 2023 and 2022, the Company recognized $1.7 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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

The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2023	$675
Additions resulting in charges to operations	16
Charges (recoveries) to other accounts	—
Deductions due to write-offs	(25)
Balance at June 30, 2023	$666

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At June 30, 2023 and March 31, 2023, the Company had no direct customers or channel partners which accounted for more than 10% of the accounts receivable balance.
During the three months ended June 30, 2023, no direct customers or channel partners accounted for more than 10% of the Company's total revenue. During the three months ended June 30, 2022, two direct customers, AT&T and Verizon, accounted for more than 10% of the Company's total revenue, while no channel partners accounted for more than 10% of total revenue.
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
On September 10, 2020, the Company's stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan (2019 First Amended Plan) to increase the number of shares reserved for issuance by 4,700,000 shares, establish a one-year minimum vesting requirement for awards granted on or after September 10, 2020, and change the "fungible share counting ratio" used to calculate the increase or reduction in the number of shares available for issuance under the 2019 First Amended Plan.
On August 24, 2022, the Company's stockholders approved an amendment to the 2019 First Amended Plan (2019 Second Amended Plan). This amendment increased the number of shares reserved for issuance by 7,000,000 shares and changed the "fungible share counting ratio" used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Second Amended Plan. At August 24, 2022, there was a total of 8,764,811 shares reserved for issuance under the 2019 Second Amended Plan, which consisted of 7,000,000 new shares plus 1,764,811 shares that remained available for grant under the 2019 First Amended Plan as of August 24, 2022, the effective date of the 2019 Second Amended Plan. The Company refers to the 2019 Plan, 2019 First Amended Plan and 2019 Second Amended Plan collectively as the "Amended 2019 Plan". At June 30, 2023, an aggregate of 1,828,106 shares remained available for grant under the 2019 Second Amended Plan.
Periodically, the Company grants share-based awards to employees, officers, and directors of the Company and its subsidiaries. Additionally, the Company periodically grants performance-based restricted stock units to certain executive officers that vest based upon the Company's total shareholder return as compared to the Russell 2000 Index over a three-year period. The performance-based restricted stock units are valued using the Monte Carlo Simulation model. The measurement and recognition of compensation expense is based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period.

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

	Three Months Ended
	June 30,
	2023	2022
Cost of product revenue	$372	$292
Cost of service revenue	2,539	1,745
Research and development	5,386	4,431
Sales and marketing	7,284	5,750
General and administrative	4,263	3,363
	$19,844	$15,581
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2023. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year.
NOTE 5 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at June 30, 2023 and March 31, 2023.
Marketable Securities
The following is a summary of marketable securities held by NetScout at June 30, 2023, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$16,751	$(55)	$16,696
Commercial paper	23,159	—	23,159
Certificates of deposit	6,255	—	6,255
Total short-term marketable securities	46,165	(55)	46,110
U.S. government and municipal obligations	5,943	(62)	5,881
Total long-term marketable securities	5,943	(62)	5,881
Total marketable securities	$52,108	$(117)	$51,991

The following is a summary of marketable securities held by NetScout at March 31, 2023, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$8,796	$(1)	$8,795
Commercial paper	19,136	—	19,136
Corporate bonds	310	—	310
Certificates of deposit	3,963	—	3,963
Total short-term marketable securities	32,205	(1)	32,204
U.S. government and municipal obligations	8,915	25	8,940
Total long-term marketable securities	8,915	25	8,940
Total marketable securities	$41,120	$24	$41,144
Contractual maturities of the Company's marketable securities held at June 30, 2023 and March 31, 2023 were as follows (in thousands):

	June 30, 2023	March 31, 2023
Available-for-sale securities:
Due in 1 year or less	$46,110	$32,204
Due after 1 year through 5 years	5,881	8,940
	$51,991	$41,144
Investments
In February 2023, the Company entered into a forward share purchase agreement with Napatech A/S (Napatech), a publicly traded Danish company registered on the Oslo stock exchange, to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock. As part of the agreement, the Company received the right to designate a representative to be nominated for election to the Napatech Board of Directors, which was approved by Napatech's Nomination Committee in April 2023. The Company accounts for this investment under the equity method and has elected to apply the fair value option to the investment. The Company records the investment at fair value at the end of each period based on the closing price of Napatech's stock and any change in fair value during the period is recorded in other income (expense), net within the Company's consolidated statement of operations. At June 30, 2023, the fair value of the investment in Napatech was $5.8 million and was included in short-term marketable securities and investments in the Company's consolidated balance sheet. During the three months ended June 30, 2023, the Company recognized a $0.4 million decrease in the fair value of the equity investment in Napatech in other income (expense), net within the Company's consolidated statement of operations. For the three months ended June 30, 2023, the unrealized losses related to foreign currency translation on the equity investment in Napatech was immaterial.
.

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at June 30, 2023 and March 31, 2023 (in thousands):

	Fair Value Measurements at
	June 30, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$299,164	$33,552	$—	$332,716
U.S. government and municipal obligations	18,585	3,992	—	22,577
Commercial paper	—	23,159	—	23,159
Certificate of deposits	—	6,255	—	6,255
Equity investment in Napatech	5,777	—	—	5,777
Derivative financial instruments	—	167	—	167
	$323,526	$67,125	$—	$390,651
LIABILITIES:
Derivative financial instruments	$—	$(1)	$—	$(1)
	$—	$(1)	$—	$(1)

	Fair Value Measurements at
	March 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$370,455	$16,339	$—	$386,794
U.S. government and municipal obligations	17,735	—	—	17,735
Commercial paper	—	19,136	—	19,136
Corporate bonds	310	—	—	310
Certificate of deposits	—	3,963	—	3,963
Derivative financial instruments	—	59	—	59
	$388,500	$39,497	$—	$427,997
LIABILITIES:
Derivative financial instruments	$—	$(49)	$(1,380)	$(1,429)
	$—	$(49)	$(1,380)	$(1,429)
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
The Company’s Level 3 liability at March 31, 2023 consisted of a forward share purchase contract with Napatech to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million, which qualified as a derivative instrument under authoritative guidance. The Company measured the forward share purchase contract at March 31, 2023 at fair value based on inputs which were observable and those which were not observable in the market, resulting in a charge related to the Level 3 fair value hierarchy classification. During the three months ended June 30, 2023, the Company recorded a $0.2 million decrease in the fair value of the derivative financial instrument liability in other income (expense), net within the

Company's consolidated statement of operations. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock valued at $6.2 million at such time.
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial liability for the three months ended June 30, 2023 (in thousands):

Derivative
Instrument
Balance at March 31, 2023	$(1,380)
Change in fair value of derivative investment	206
Settlement of derivative instrument	1,174
Balance at June 30, 2023	$—

NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2023	March 31, 2023
Raw materials	$12,929	$12,352
Work in process	188	14
Finished goods	4,871	5,183
Deferred costs	461	407
	$18,449	$17,956
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
At June 30, 2023 and March 31, 2023, the carrying amount of goodwill was $1.7 billion. The change in the carrying amount of goodwill for the three months ended June 30, 2023 was due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2023 as follows (in thousands):

Balance at March 31, 2023	$1,724,404
Foreign currency translation impact	(868)
Balance at June 30, 2023	$1,723,536
Intangible Assets
The net carrying amounts of intangible assets were $352.5 million and $366.6 million at June 30, 2023 and March 31, 2023, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.

Intangible assets include the following amortizable intangible assets at June 30, 2023 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$250,180	$(235,344)	$14,836
Customer relationships	8 - 18 years	769,166	(445,968)	323,198
Distributor relationships and technology licenses	1 - 6 years	11,565	(10,429)	1,136
Definite-lived trademark and trade name	2 - 9 years	57,737	(44,611)	13,126
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(1,007)	201
		$1,100,657	$(748,160)	$352,497

Intangible assets include the following amortizable intangible assets at March 31, 2023 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$249,903	$(233,440)	$16,463
Customer relationships	8 - 18 years	768,179	(433,876)	334,303
Distributor relationships and technology licenses	1 - 6 years	11,547	(10,133)	1,414
Definite-lived trademark and trade name	2 - 9 years	57,694	(43,489)	14,205
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(1,002)	206
		$1,099,332	$(732,741)	$366,591

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three months ended June 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended
	June 30,
	2023	2022
Amortization of intangible assets included as:
Cost of product revenue	$1,917	$2,653
Operating expense	12,712	13,886
	$14,629	$16,539

The following is the expected future amortization expense at June 30, 2023 for the fiscal years ending March 31 (in thousands):

2024 (remaining nine months)	$43,419
2025	50,871
2026	46,504
2027	43,621
2028	40,661
Thereafter	127,421
$352,497

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at June 30, 2023 and March 31, 2023 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023
Derivatives Designated as Hedging Instruments:
Forward contracts	$8,461	$10,265	$167	$59	$1	$29
Derivatives Not Designated as Hedging Instruments:
Forward contracts	—	6,031	—	—	—	20
			$167	$59	$1	$49
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	June 30, 2023	June 30, 2022	Location	June 30, 2023	June 30, 2022
Forward contracts	$210	$(194)	Research and development	$—	$2
			Sales and marketing	(74)	158
	$210	$(194)		$(74)	$160
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Gain Recognized in Income (a)
	Location	June 30, 2023	June 30, 2022
Forward contracts	General and administrative	$60	$—
		$60	$—
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

NOTE 10 – LONG-TERM DEBT
On July 27, 2021, the Company amended and extended its existing credit facility (as amended, the Second Amended and Restated Credit Agreement) with a syndicate of lenders by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; JPMorgan, Wells Fargo Securities, LLC, BofA Securities Inc., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners; Santander Bank, N.A., U.S. Bank National Association, Fifth Third Bank National Association, Silicon Valley Bank and TD Bank, N.A., as co-documentation agents; and the lenders party thereto.
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of the Company's common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. At June 30, 2023, $100 million was outstanding under the Second Amended and Restated Credit Agreement.
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
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of the Company, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2023, until the Company has delivered financial statements for the quarter ended June 30, 2023, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2023, until the Company has delivered financial statements for the quarter ended June 30, 2023, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The loans and other obligations under the credit facility are (a) guaranteed by each of the Company's wholly-owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by the Borrower and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Second Amended and Restated Credit Agreement generally prohibits any other liens on the assets of the Company and its restricted subsidiaries, subject to certain exceptions as described in the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Company's previous amended credit agreement that the Company maintain a minimum consolidated interest coverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. At June 30, 2023, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
The Company had unamortized capitalized debt issuance costs, net of $3.4 million at June 30, 2023, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $2.3 million was included as other assets in the Company's consolidated balance sheet at June 30, 2023.
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
The components of operating lease cost for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	June 30,
	2023	2022
Lease cost under long-term operating leases	$3,039	$3,122
Lease cost under short-term operating leases	404	775
Variable lease cost under short-term and long-term operating leases	1,015	983
Total operating lease cost	$4,458	$4,880

The table below presents supplemental cash flow information related to leases during the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30,
	2023	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$554	$273

At June 30, 2023 and March 31, 2023, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	June 30, 2023	March 31, 2023
Weighted average remaining lease term in years - operating leases	5.88	6.07

Weighted average discount rate - operating leases	4.2%	4.2%

Future minimum payments under non-cancellable leases at June 30, 2023 are as follows (in thousands):

Year ending March 31:
2024 (remaining nine months)	$9,608
2025	13,150
2026	11,252
2027	8,326
2028	7,291
Thereafter	15,766
Total lease payments	$65,393
Less imputed interest	(7,262)
Present value of lease liabilities	$58,131
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
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury trial was held to address the parties' claims and counterclaims regarding infringement of three patents by the G10 and GeoBlade products, invalidity of these patents, and damages. In October 2017, the jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3.5 million for pre-suit damages and $2.3 million for post-suit damages. The jury indicated that the awarded damages amounts were intended to reflect a running royalty. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awarded pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, NetScout appealed, and in July 2020, the Court of Appeals for the Federal Circuit (Federal Circuit) issued a decision vacating the $3.5 million pre-suit damages award, affirming the $2.3 million post-suit damages award, vacating the $2.8 million enhancement award, and remanding to the district court to determine what, if any, enhancement should be awarded. In March 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. In addition, on September 8 and 9, 2021, in proceedings initiated by third parties that did not involve NetScout, the Patent Trial and Appeal Board (PTAB) invalidated all the patent claims that were also asserted against NetScout in this case. After the PTAB decisions were issued, NetScout moved, among other things, to dismiss the case and enter judgment in its favor on the grounds that the PTAB decisions invalidating the asserted claims precluded Plaintiff from continuing to assert its patent infringement causes of action and from seeking damages from NetScout. The District Court denied NetScout’s motion with respect to its request to dismiss the case and enter judgment in its favor, but in response to alternative requests for relief requested by NetScout, "enhanced" the jury verdict in the amount of $1.1 million and also lowered the ongoing royalty rate on the G10 and GeoBlade products. The District Court entered an amended final judgment awarding Plaintiff $2.3 million in post-suit damages, $1.1 million in enhanced damages, pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last expiration date being June 2022. On July 20, 2022, NetScout filed a notice of appeal to the Federal Circuit from, among other things, the amended final judgment. The enforcement of the amended judgment is stayed pending the resolution of the appeal. In view of the current circumstances, and if the post-suit and enhanced damages award along with the associated interest and royalties survive the recent PTAB invalidation decisions and NetScout's appeal, NetScout has concluded that the risk of loss associated with such damages award remains "probable" in accounting terms, and that the risk of loss associated with pre-suit damages is remote.

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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30,
	2023	2022
Service cost	$20	$45
Interest cost	50	92
Net periodic pension cost	$70	$137

Expected Contributions
During the three months ended June 30, 2023, the Company made contributions of $0.1 million to its defined benefit pension plans. During the fiscal year ending March 31, 2024, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 15 – TREASURY STOCK
On October 24, 2017, the Company's Board of Directors approved a share repurchase program that enabled the Company to repurchase up to twenty-five million shares of its common stock (2017 Share Repurchase Program). This program became effective when the Company's previously disclosed twenty million share repurchase program was completed. The Company was not obligated to acquire any specific amount of common stock within any particular timeframe as a result of this share repurchase program. Through June 30, 2023, the Company repurchased a total of 23,790,847 shares for $660.4 million in the open market under the 2017 Share Repurchase Program, and at June 30, 2023, 1,209,153 shares of common stock remained available to be purchased under the 2017 Share Repurchase Program. The Company did not repurchase any shares during the three months ended June 30, 2023.
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
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 435,172 shares and 309,088 shares at a cost of $13.4 million and $10.8 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2023 and 2022, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.

NOTE 16 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2023	2022
Numerator:
Net loss	$(4,200)	$(7,132)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	71,540	72,452
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	71,540	72,452
Net loss per share:
Basic net loss per share	$(0.06)	$(0.10)
Diluted net loss per share	$(0.06)	$(0.10)
The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2023	2022
Restricted stock units	1,455	1,735
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the three months ended June 30, 2023 and 2022, all outstanding restricted stock units and performance-based restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
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
The Company's effective tax rates were 21.3% and 32.0% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 3, 2023 differed from the effective tax rate for the three months ended June 30, 2022 primarily due to the impact of U.S. taxation of foreign earnings and the foreign derived intangible income deduction relative to forecasted profits, which were partially offset by a discrete benefit from stock compensation.

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2023	2022
United States	$127,902	$134,801
Europe	33,971	33,765
Asia	16,014	13,675
Rest of the world	33,251	26,571
	$211,138	$208,812
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this Quarterly Report (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.
Overview
We are an industry leader with nearly four decades of experience in providing service assurance and cybersecurity solutions that are based on our pioneering deep packet inspection technology at scale, which is used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments, the rapidly evolving cybersecurity threat landscape, business intelligence and analytics advancements, and the 5G technology evolution in both the service provider and enterprise customer verticals.
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
Global and Macroeconomic Conditions
We continue to closely monitor current global and macroeconomic conditions, including the impacts of the war in Ukraine and related sanctions, global geopolitical tension, stock market volatility, exchange rate fluctuations, inflation, interest rates, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our customers, employees, supply chain, and distribution network. The impacts of these global and macroeconomic conditions remain uncertain. For the fiscal year ended March 31, 2023, we observed that technology and project spending normalized after observing elongated purchasing cycles resulting from the macroeconomic impacts of the COVID-19 pandemic and we focused on advancing our products, growing revenue, enhancing earnings per share, and generating free cash flow. In response to the Russian military operations in Ukraine, we ceased business operations in Russia, including sales, support on existing contracts and professional services.
Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, based on covenant levels at June 30, 2023, we had an incremental $700 million available to us under our revolving credit facility.

Results Overview
Total revenue increased $2.3 million for the three months ended June 30, 2023 as compared to total revenue for the three months ended June 30, 2022 primarily due to an increase in revenue from our cybersecurity offerings, an increase in revenue from enterprise customers from service assurance offerings, and an increase in service revenue from maintenance contracts, partially offset by a decrease in revenue from service provider customers due to less radio frequency propagation modeling project revenues.
Our gross profit percentage increased by four percentage points to 76% during the three months ended June 30, 2023, as compared with the three months ended June 30, 2022 primarily due to product mix with less revenue in the three months ended June 30, 2023 from radio frequency propagation modeling projects, which have lower margins.
Net loss for the three months ended June 30, 2023 was $4.2 million, as compared with a net loss for the three months ended June 30, 2022 of $7.1 million, a decrease of $2.9 million. The decrease in net loss was primarily due to a $10.3 million decrease in costs to deliver radio frequency propagation modeling projects, a $2.3 million increase in revenue, a $2.2 million decrease in advertising expense, a $2.0 million increase in interest income, a $1.9 million decrease in amortization of intangible assets, a $1.8 million decrease in restructuring expense, a $0.8 million decrease in legal fees, and a $0.8 million decrease in expenses related to trade shows, user conferences and other events. These decreases in net loss were partially offset by an $11.2 million increase in employee-related costs, a $2.2 million decrease in income tax benefit, a $1.1 million increase in direct material costs, a $1.1 million increase in foreign exchange expense, a $1.1 million increase in other marketing related costs, a $1.0 million increase in travel expense, a $0.9 million increase in contractor fees, and a $0.6 million increase in cost of materials used to support customers under service contracts.
At June 30, 2023, we had cash, cash equivalents, marketable securities and investments (current and non-current) of $390.5 million. This represents a decrease of $37.4 million from $427.9 million at March 31, 2023. This decrease was primarily due to $22.4 million of net cash used in operations, $13.4 million used for tax withholdings on restricted stock units, and $2.0 million used for capital expenditures during the three months ended June 30, 2023.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations removes the aforementioned adjustments and also removes legal expenses related to a civil judgment, and restructuring charges. Non-GAAP net income removes the foregoing adjustments related to non-GAAP income from operations, and also removes change in the fair value of derivative instrument, net of related income tax effects. Non-GAAP EBITDA from operations removes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
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

The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three months ended June 30, 2023 and 2022 (in thousands, except for per share amounts):

	Three Months Ended
	June 30,
	2023	2022
Revenue (GAAP and non-GAAP)	$211,138	$208,812

GAAP gross profit	$160,742	$151,098
Share-based compensation expense	2,911	2,037
Amortization of acquired intangible assets	1,638	2,328
Acquisition related depreciation expense	5	7
Non-GAAP gross profit	$165,296	$155,470

GAAP loss from operations	$(4,695)	$(9,127)
Share-based compensation expense	19,844	15,581
Amortization of acquired intangible assets	14,345	16,209
Restructuring charges	—	1,774
Acquisition related depreciation expense	59	65
Legal expenses related to civil judgments	41	—
Non-GAAP income from operations	$29,594	$24,502

GAAP net loss	$(4,200)	$(7,132)
Share-based compensation expense	19,844	15,581
Amortization of acquired intangible assets	14,345	16,209
Restructuring charges	—	1,774
Acquisition-related depreciation expense	59	65
Legal expenses related to civil judgments	41	—
Change in fair value of derivative instrument	(206)	—
Income tax adjustments	(7,171)	(8,445)
Non-GAAP net income	$22,712	$18,052

GAAP diluted net loss per share	$(0.06)	$(0.10)
Per share impact of non-GAAP adjustments identified above	0.37	0.34
Non-GAAP diluted net income per share	$0.31	$0.24

GAAP loss from operations	$(4,695)	$(9,127)
Previous adjustments to determine non-GAAP income from operations	34,289	33,629
Non-GAAP income from operations	29,594	24,502
Depreciation excluding acquisition-related depreciation expense	5,032	5,311
Non-GAAP EBITDA from operations	$34,626	$29,813

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
Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission (SEC) on May 16, 2023, for a description of all of our critical accounting policies and estimates.
Three Months Ended June 30, 2023 and 2022
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the three months ended June 30, 2023, no direct customers or indirect channel partners accounted for more than 10% of our total revenue. During the three months ended June 30, 2022, two direct customers, AT&T and Verizon, accounted for more than 10% of our total revenue, while no indirect channel partners accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$94,661	45%	$98,251	47%	$(3,590)	(4)%
Service	116,477	55	110,561	53	5,916	5%
Total revenue	$211,138	100%	$208,812	100%	$2,326	1%
Product. The 4%, or $3.6 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from radio frequency propagation modeling projects, partially offset by an increase in revenue from cybersecurity offerings, and an increase in revenue from enterprise customers from service assurance offerings.
Service. The 5%, or $5.9 million, increase in service revenue compared to the same period last year was primarily due to an increase in revenue from maintenance contracts.

Total revenue by geography was as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
United States	$127,902	61%	$134,801	65%	$(6,899)	(5)%
International:
Europe	33,971	16	33,765	16	206	1%
Asia	16,014	7	13,675	6	2,339	17%
Rest of the world	33,251	16	26,571	13	6,680	25%
Subtotal international	83,236	39	74,011	35	9,225	12%
Total revenue	$211,138	100%	$208,812	100%	$2,326	1%
United States revenue decreased 5%, or $6.9 million, primarily due to a decrease in revenue from radio frequency propagation modeling projects, partially offset by an increase in revenue from enterprise customers from cybersecurity offerings, and an increase in revenue from enterprise customers from service assurance offerings. The 12%, or $9.2 million, increase in international revenue compared with the same period last year was primarily driven by higher revenue from service provider and enterprise customers from service assurance offerings.
Total revenue by product line was as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$146,054	69%	$149,589	72%	$(3,535)	(2)%
Cybersecurity	65,084	31	59,223	28	5,861	10%
Total revenue	$211,138	100%	$208,812	100%	$2,326	1%
The 10%, or $5.9 million, increase in revenue from the cybersecurity product line was largely due to higher revenue from enterprise customers, and the 2%, or $3.5 million, decrease in the service assurance product line was largely due to a decrease in revenue from radio frequency propagation modeling projects from service provider customers.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$16,662	8%	$26,805	13%	$(10,143)	(38)%
Service	33,734	16	30,909	15	2,825	9%
Total cost of revenue	$50,396	24%	$57,714	28%	$(7,318)	(13)%
Gross profit:
Product $	$77,999	37%	$71,446	34%	$6,553	9%
Product gross profit %	82%		73%
Service $	$82,743	39%	$79,652	38%	$3,091	4%
Service gross profit %	71%		72%
Total gross profit $	$160,742		$151,098		$9,644	6%
Total gross profit %	76%		72%
Product. The 38%, or $10.1 million, decrease in cost of product revenue for the three months ended June 30, 2023 compared to the same period last year was primarily due to a $10.3 million decrease in costs related to the delivery of radio frequency propagation modeling projects, and a $0.7 million decrease in the amortization of intangible assets. These decreases were partially offset by a $1.1 million increase in direct material costs. The product gross profit percentage increased by nine percentage points to 82% during the three months ended June 30, 2023 as compared with the three months ended June 30, 2022. The 9%, or $6.6 million, increase in product gross profit is attributable to the 38%, or $10.1 million, decrease in cost of product revenue, partially offset by the 4%, or $3.6 million, decrease in product revenue.
Service. The 9%, or $2.8 million, increase in cost of service revenue for the three months ended June 30, 2023 compared to the same period last year was primarily due to a $2.2 million increase in employee-related costs associated with an increase in variable incentive compensation, and a $0.6 million increase in cost of materials used to support customers under service contracts. The service gross profit percentage decreased by one percentage point to 71% during the three months ended June 30, 2023 as compared with the three months ended June 30, 2022. The 4%, or $3.1 million, increase in service gross profit is attributable to the 5%, or $5.9 million, increase in service revenue, partially offset by the 9%, or $2.8 million, increase in cost of service revenue.
Gross profit. Our gross profit increased 6%, or $9.6 million, during the three months ended June 30, 2023 when compared with the three months ended June 30, 2022. This increase is attributable to the 13%, or $7.3 million, decrease in cost of revenue, and the increase in revenue of 1%, or $2.3 million. As a result, the gross profit percentage increased by four percentage points to 76% for the three months ended June 30, 2023 as compared with the three months ended June 30, 2022.

Operating Expenses

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Research and development	$45,520	22%	$43,457	21%	$2,063	5%
Sales and marketing	78,996	37	76,323	37	2,673	4%
General and administrative	28,214	13	24,790	12	3,424	14%
Amortization of acquired intangible assets	12,707	6	13,881	7	(1,174)	(8)%
Restructuring charges	—	—	1,774	1	(1,774)	(100)%
Total operating expenses	$165,437	78%	$160,225	78%	$5,212	3%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 5%, or $2.1 million, increase in research and development expenses for the three months ended June 30, 2023 compared to the same period last year was primarily due to a $3.1 million increase in employee-related expenses associated with an increase in variable incentive compensation, partially offset by a $0.6 million decrease in contractor fees.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 4%, or $2.7 million, increase in total sales and marketing expenses for the three months ended June 30, 2023 compared to the same period last year was primarily due to a $3.5 million increase in employee-related expenses associated with an increase in variable incentive compensation as well as an increase in headcount, a $1.1 million increase in other marketing related expenses, and a $0.8 million increase in travel expenses. These increases were partially offset by a $2.2 million decrease in advertising expense, and a $0.8 million decrease in expenses related to trade shows, user conferences and other events.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 14%, or $3.4 million, increase in general and administrative expenses for the three months ended June 30, 2023 compared to the same period last year was primarily due to a $2.3 million increase in employee-related expenses associated with an increase in variable incentive compensation, and a $1.3 million increase in contractor fees. These increases were partially offset by a $0.8 million decrease in legal fees.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and trade names, and leasehold interests related to our acquisitions of Danaher Corporation's communications business (Comms Transaction), Network General Corporation, Avvasi Inc. and Efflux Systems, Inc.
The 8%, or $1.2 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction and Network General Corporation.
Restructuring. During the quarter ended June 30, 2022, we restructured certain departments to better align functions. As a result of the restructuring program, we recorded $1.8 million of restructuring charges related to one-time employee-related termination benefits for the employees that were notified of their termination during the period. The one-time termination benefits were paid in full during the fiscal year ended March 31, 2023.

Interest and Other Expense, Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(639)	—%	$(1,358)	(1)%	$719	53%
The 53%, or $0.7 million, change in interest and other expense, net for the three months ended June 30, 2023 compared to the same period last year was primarily due to a $2.0 million increase in interest income, partially offset by a $1.1 million increase in foreign exchange expense.
Income Taxes. The effective tax rates were 21.3% and 32.0% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 30, 2023 differed from the effective tax rate for the three months ended June 30, 2022, primarily due to the impact of U.S. taxation of foreign earnings and the foreign derived intangible income deduction relative to forecasted profits, which were partially offset by a discrete benefit from stock compensation.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(1,134)	(1)%	$(3,353)	(2)%	$2,219	66%
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at June 30, 2023 was $15.6 million compared to $44.4 million at March 31, 2023. Combined product backlog included fulfillable backlog of $12.1 million and $41.1 million at June 30, 2023 and March 31, 2023, respectively. Total backlog includes orders that were received late in the quarter and radio frequency propagation modeling projects. In some cases, we have begun these projects but have not yet hit billable milestones. At June 30, 2023 and March 31, 2023, deferred revenue and accounts receivable each contained a gross balance of $0.2 million and $8.3 million, respectively, related to these radio frequency propagation modeling project orders. Radio frequency propagation modeling project orders received in the third quarter of fiscal year 2022 allowed NetScout to bill for the entire projects based upon partial delivery. A majority of the revenue for these projects is expected to be recognized into revenue throughout the fiscal year ending March 31, 2024.
Liquidity and Capital Resources
Cash, cash equivalents, marketable securities and investments consisted of the following (in thousands):

	June 30, 2023	March 31, 2023
Cash and cash equivalents	$332,716	$386,794
Short-term marketable securities and investments	51,887	32,204
Long-term marketable securities	5,881	8,940
Cash, cash equivalents, marketable securities and investments	$390,484	$427,938

Cash, cash equivalents, marketable securities and investments
At June 30, 2023, cash, cash equivalents, marketable securities and investments (current and non-current) totaled $390.5 million, a $37.4 million decrease from $427.9 million at March 31, 2023. This decrease was primarily due to $22.4 million of net cash used in operations, $13.4 million used for tax withholdings on restricted stock units, and $2.0 million used for capital expenditures during the three months ended June 30, 2023. Cash held outside the United States was approximately $196.4 million.
Cash and cash equivalents were impacted by the following:

	Three Months Ended
	June 30,
	(in thousands)
	2023	2022
Net cash used in operating activities	$(22,368)	$(12,521)
Net cash (used in) provided by investing activities	$(19,129)	$22,522
Net cash used in financing activities	$(13,404)	$(310,846)
Net cash from operating activities
Cash used in operating activities was $22.4 million during the three months ended June 30, 2023, compared with $12.5 million of cash used in operating activities during the three months ended June 30, 2022. The $9.9 million change was due in part to a $13.9 million decrease from accrued compensation and other expenses, an $8.2 million decrease from deferred income taxes, a $5.8 million decrease from inventories, a $2.1 million decrease from depreciation and amortization, and a $1.1 million decrease from income tax payable. These decreases were partially offset by a $9.6 million increase from prepaid expenses and other assets, a $4.3 million increase from share-based compensation, a $3.4 million increase from deferred revenue, and a $2.9 million increase from the change in net income during the three months ended June 30, 2023 as compared with the three months ended June 30, 2022.
Net cash from investing activities

	Three Months Ended
	June 30,
	(in thousands)
	2023	2022
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities and investments	$(25,905)	$(27,691)
Proceeds from sales and maturity of marketable securities	8,733	52,570
Purchase of fixed assets	(1,956)	(2,201)
Purchase of intangible assets	—	(161)
(Increase) decrease in deposits	(1)	5
	$(19,129)	$22,522
Cash used in investing activities was $19.1 million during the three months ended June 30, 2023, compared with $22.5 million of cash provided by investing activities during the three months ended June 30, 2022. The $41.6 million increase in cash used in investing activities was due in part to a $42.1 million increase in cash outflow from marketable securities related to a decrease of $43.8 million in proceeds from the sales and maturity of marketable securities, partially offset by a $1.7 million decrease related to the purchase of marketable securities and investments during the three months ended June 30, 2023 when compared with the three months ended June 30, 2022, and a $0.2 million decrease in cash outflow related to agreements to acquire technology licenses during the three months ended June 30, 2022.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2024.

Net cash from financing activities

	Three Months Ended
	June 30,
	(in thousands)
	2023	2022
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$1
Treasury stock repurchases, including accelerated share repurchases	—	(150,039)
Tax withholding on restricted stock units	(13,406)	(10,808)
Repayment of long-term debt	—	(150,000)
	$(13,404)	$(310,846)
Cash used in financing activities changed by $297.4 million to $13.4 million during the three months ended June 30, 2023, compared with $310.8 million of cash used in financing activities during the three months ended June 30, 2022.
During the three months ended June 30, 2022, we repurchased 3,255,814 shares for $150.0 million under our ASR program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 435,172 and 309,088 shares at a cost of $13.4 million and $10.8 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2023 and 2022, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
During the three months ended June 30, 2022, we repaid $150.0 million of borrowings under the Second Amended and Restated Credit Agreement.
Sources of Cash and Cash Requirements
Credit Facility
On July 27, 2021, we amended and extended our existing credit facility (as amended, the Second Amended and Restated Credit Agreement) with a syndicate of lenders by and among: the Company; JPMorgan Chase Bank, N.A. (JPMorgan), as administrative agent and collateral agent; JPMorgan, Wells Fargo Securities, LLC, BofA Securities Inc., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners; Santander Bank, N.A., U.S. Bank National Association, Fifth Third Bank National Association, Silicon Valley Bank and TD Bank, N.A., as co-documentation agents; and the lenders party thereto.
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of our common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. At June 30, 2023, $100 million was outstanding under the Second Amended and Restated Credit Agreement.
On February 22, 2023, we entered into a First Amendment Agreement (First Amendment) of our Second Amended and Restated Credit Agreement with a syndicate of lenders. We entered into the First Amendment in order to remove and replace the LIBOR-based interest rate benchmark provisions for U.S. dollar-denominated loans with interest rate benchmark provisions for U.S. dollar-denominated loans based on a term secured overnight financing rate (SOFR).
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of NetScout, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of our financial statements for the quarter ended March 31, 2023, until we have delivered financial statements for the quarter ended June 30, 2023, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.

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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended March 31, 2023, until we have delivered financial statements for the quarter ended June 30, 2023, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under our previous amended credit agreement that we maintain a minimum consolidated interest coverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to our adjusted consolidated EBITDA. Our maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. At June 30, 2023, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
We had unamortized capitalized debt issuance costs, net of $3.4 million at June 30, 2023, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $2.3 million was included as other assets in our consolidated balance sheet.
Cash Requirements
We are actively managing the business to generate cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements for at least the next twelve months.

We have contractual obligations for long-term debt, operating leases, unconditional purchase obligations, pension benefits plans and certain other long-term liabilities. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report filed on form 10-K. We expect net cash provided by operating activities combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirement over at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and our revolving credit facility. However, macroeconomic conditions, including rising inflation and a potential recession, could increase our anticipated funding requirements.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At June 30, 2023, we owed $100 million on this loan with an interest rate of 6.25%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2023. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $625 thousand as of June 30, 2023.
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
At June 30, 2023, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $8.5 million. The valuation of outstanding foreign currency forward contracts at June 30, 2023 resulted in a liability balance of $1 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $167 thousand, reflecting favorable rates in comparison to current market rates at this date. At March 31, 2023, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.3 million and foreign currency forward contracts not designated as hedging instruments with a notional amount of $6.0 million. The valuation of outstanding foreign currency forward contracts (both designated and not designated as hedging instruments) at March 31, 2023 resulted in a liability balance of $49 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $59 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At June 30, 2023, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2023. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended June 30, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
4/1/2023-4/30/2023	499	$28.19	—	1,209,153
5/1/2023-5/31/2023	150,778	30.67	—	1,209,153
6/1/2023-6/30/2023	283,895	30.88	—	1,209,153
Total	435,172	$30.80	—	1,209,153
(1)We purchased an aggregate of 435,172 shares during the three months ended June 30, 2023 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized on October 24, 2017 (2017 Share Repurchase Program) currently in effect, or the additional 25 million share repurchase program authorized on May 3, 2022 (2022 Share Repurchase Program).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.

Item 5.  Other Information

Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Joseph Hadzima, Director	June 15, 2023	Rule 10b5-1 Trading Arrangement	Up to 7,000 shares to be Sold	December 15, 2023	N/A	N/A

(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule. Except as indicated by footnote, each arrangement also provided or provides for automatic expiration in the event of death, receipt of written notice of the closing of a merger, recapitalization, acquisition, tender or exchange offer, or other business combination or reorganization resulting in the exchange or conversion of the common stock of the Company into shares of another company, or the conversion of the common stock of the Company into rights to receive fixed amounts of cash or into debt securities and/or preferred stock (whether in whole or in part).

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 3, 2023	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 3, 2023	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)