Form 10-Q
period 2023-09-30
NETSCOUT SYSTEMS INC
filed 2023-11-02
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 24, 2023 was 70,996,128.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2023	March 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$279,944	$386,794
Marketable securities and investments	48,652	32,204
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $666 and $675 at September 30, 2023 and March 31, 2023, respectively	152,603	143,855
Inventories and deferred costs	15,909	17,956
Prepaid income taxes	13,619	2,235
Prepaid expenses and other current assets	29,794	34,316
Total current assets	540,521	617,360
Fixed assets, net	30,637	34,735
Operating lease right-of-use assets	47,000	51,456
Goodwill	1,722,004	1,724,404
Intangible assets, net	336,445	366,591
Deferred income taxes	4,468	4,534
Long-term marketable securities	3,959	8,940
Other assets	12,677	12,540
Total assets	$2,697,711	$2,820,560
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,569	$16,473
Accrued compensation	36,935	83,279
Accrued other	18,337	26,283
Income taxes payable	1,604	4,391
Deferred revenue and customer deposits	275,008	311,531
Current portion of operating lease liabilities	11,671	11,650
Total current liabilities	359,124	453,607
Other long-term liabilities	7,371	7,683
Deferred tax liability	3,224	24,939
Accrued long-term retirement benefits	25,363	26,049
Long-term deferred revenue and customer deposits	119,305	129,814
Operating lease liabilities, net of current portion	43,654	48,819
Long-term debt	100,000	100,000
Total liabilities	658,041	790,911
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2023 and March 31, 2023	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 130,875,398 and 128,683,824 shares issued and 71,697,901 and 71,249,045 shares outstanding at September 30, 2023 and March 31, 2023, respectively	130	128
Additional paid-in capital	3,142,712	3,099,698
Accumulated other comprehensive income	5,379	5,738
Treasury stock at cost, 59,177,497 and 57,434,779 shares at September 30, 2023 and March 31, 2023, respectively	(1,596,026)	(1,546,128)
Retained earnings	487,475	470,213
Total stockholders' equity	2,039,670	2,029,649
Total liabilities and stockholders' equity	$2,697,711	$2,820,560
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Product	$80,545	$111,816	$175,206	$210,067
Service	116,257	116,265	232,734	226,826
Total revenue	196,802	228,081	407,940	436,893
Cost of revenue:
Product	16,093	25,881	32,755	52,686
Service	26,959	31,760	60,693	62,669
Total cost of revenue	43,052	57,641	93,448	115,355
Gross profit	153,750	170,440	314,492	321,538
Operating expenses:
Research and development	35,112	43,917	80,632	87,374
Sales and marketing	60,950	66,118	139,946	142,441
General and administrative	22,652	25,261	50,866	50,051
Amortization of acquired intangible assets	12,550	13,801	25,257	27,682
Restructuring charges	—	(60)	—	1,714
Gain on divestiture of a business	(3,806)	—	(3,806)	—
Total operating expenses	127,458	149,037	292,895	309,262
Income from operations	26,292	21,403	21,597	12,276
Interest and other income (expense), net:
Interest income	2,509	756	4,797	1,032
Interest expense	(2,174)	(2,242)	(4,267)	(4,106)
Other income (expense), net	847	(538)	13	(308)
Total interest and other income (expense), net	1,182	(2,024)	543	(3,382)
Income before income tax expense (benefit)	27,474	19,379	22,140	8,894
Income tax expense (benefit)	6,012	1,996	4,878	(1,357)
Net income	$21,462	$17,383	$17,262	$10,251
Basic net income per share	$0.30	$0.24	$0.24	$0.14
Diluted net income per share	$0.29	$0.24	$0.24	$0.14
Weighted average common shares outstanding used in computing:
Net income per share - basic	72,112	71,856	71,828	72,152
Net income per share - diluted	72,797	72,891	72,838	73,494
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$21,462	$17,383	$17,262	$10,251
Other comprehensive loss:
Cumulative translation adjustments	(138)	(310)	(70)	(561)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefit) of $3, $0, ($31) and ($3), respectively	9	—	(97)	(11)
Total net change in market value of investments	9	—	(97)	(11)
Changes in market value of derivatives:
Changes in market value of derivatives, net of benefit of $85, $237, $34, and $283, respectively	(264)	(762)	(105)	(910)
Reclassification adjustment for net (losses) gains included in net income, net of (benefit) taxes of ($10), $51, ($28) and $89, respectively	(31)	163	(87)	285
Total net change in market value of derivatives	(295)	(599)	(192)	(625)
Other comprehensive loss	(424)	(909)	(359)	(1,197)
Total comprehensive income	$21,038	$16,474	$16,903	$9,054
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, June 30, 2023	130,016,041	$130	$3,118,798	$5,803	57,869,951	$(1,559,534)	$466,013	$2,031,210
Net income							21,462	21,462
Unrealized net investment gains				9				9
Unrealized net losses on derivative financial instruments				(295)				(295)
Cumulative translation adjustments				(138)				(138)
Issuance of common stock pursuant to vesting of restricted stock units	649,566	—						—
Stock-based compensation expense for restricted stock units granted to employees			17,908					17,908
Issuance of common stock under employee stock purchase plan	209,791		6,006					6,006
Repurchase of treasury stock			—		1,307,546	(36,492)		(36,492)
Balance, September 30, 2023	130,875,398	$130	$3,142,712	$5,379	59,177,497	$(1,596,026)	$487,475	$2,039,670

	Six Months Ended September 30, 2023
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2023	128,683,824	$128	$3,099,698	$5,738	57,434,779	$(1,546,128)	$470,213	$2,029,649
Net income							17,262	17,262
Unrealized net investment losses				(97)				(97)
Unrealized net losses on derivative financial instruments				(192)				(192)
Cumulative translation adjustments				(70)				(70)
Issuance of common stock pursuant to vesting of restricted stock units	1,981,783	2						2
Stock-based compensation expense for restricted stock units granted to employees			37,008					37,008
Issuance of common stock under employee stock purchase plan	209,791		6,006					6,006
Repurchase of treasury stock			—		1,742,718	(49,898)		(49,898)
Balance, September 30, 2023	130,875,398	$130	$3,142,712	$5,379	59,177,497	$(1,596,026)	$487,475	$2,039,670

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

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$17,262	$10,251
Adjustments to reconcile net income to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	38,410	42,847
Operating lease right-of-use assets	5,218	5,327
Gain on divestiture of a business	(3,806)	—
Loss on disposal of fixed assets	45	13
Share-based compensation expense	38,289	32,082
Change in fair value of derivative investment	(206)	—
Deferred income taxes	(21,411)	(5,963)
Other gains	(82)	—
Changes in assets and liabilities
Accounts receivable and unbilled costs	(8,952)	8,850
Inventories	(1,211)	2,745
Prepaid expenses and other assets	(7,666)	(15,583)
Accounts payable	(1,109)	(737)
Accrued compensation and other expenses	(49,851)	(19,562)
Operating lease liabilities	(5,908)	(6,128)
Income taxes payable	(2,948)	(4,383)
Deferred revenue	(44,805)	(52,148)
Net cash used in operating activities	(48,731)	(2,389)
Cash flows from investing activities:
Purchase of marketable securities and investments	(41,920)	(60,914)
Proceeds from sales and maturity of marketable securities	30,162	81,131
Purchase of fixed assets	(3,491)	(5,215)
Purchase of intangible assets	—	(161)
Proceeds from divestiture of a business	8,283	—
(Increase) decrease in deposits	(7)	9
Net cash (used in) provided by investing activities	(6,973)	14,850
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2
Treasury stock repurchases, including accelerated share repurchases	(31,137)	(150,039)
Tax withholding on restricted stock units	(18,718)	(19,007)
Repayment of long-term debt	—	(150,000)
Net cash used in financing activities	(49,853)	(319,044)
Effect of exchange rate changes on cash and cash equivalents	(1,293)	(9,253)
Net decrease in cash and cash equivalents	(106,850)	(315,836)
Cash and cash equivalents, beginning of period	386,794	636,161
Cash and cash equivalents, end of period	$279,944	$320,325
Supplemental disclosures:
Cash paid for interest	$3,192	$3,001
Cash paid for income taxes	$41,250	$30,134
Non-cash transactions:
Transfers of inventory to fixed assets	$1,814	$1,371
Additions to property, plant and equipment included in accounts payable	$400	$289
Issuance of common stock under employee stock plans	$6,006	$6,539
Unsettled share repurchases, included in accounts payable	$43	$—
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
Global and Macroeconomic Conditions
The Company continues to closely monitor the current global and macroeconomic conditions, including the impacts of the ongoing Ukraine and Israel wars, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact its customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic trends remain uncertain. It is possible that the measures taken by the governments of countries affected and the resulting economic impacts may materially and adversely affect the Company's future results of operations, cash flows and financial position as well as its customers.
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. Late in the second quarter of fiscal year 2024, the Company experienced a slowing in order conversion, which affected the Company's fiscal first half results. The Company has taken and continues to take precautionary actions to manage costs and increase productivity across the organization. This includes managing discretionary spending and hiring activities. In addition, based on covenant levels, the Company had as of September 30, 2023, an incremental $700 million available under its revolving credit facility.
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
During the six months ended September 30, 2023, the Company recognized revenue of $201.3 million related to the Company's deferred revenue balance reported at March 31, 2023.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at September 30, 2023.
At September 30, 2023, the Company had total deferred revenue of $394.3 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $275.0 million, or 70%, of this revenue during the next 12 months, and expects to recognize the remaining $119.3 million, or 30%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $4.1 million and $6.6 million at September 30, 2023 and March 31, 2023, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the six months ended September 30, 2023.
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
At September 30, 2023, the consolidated balance sheet included $9.3 million in assets related to sales commissions to be expensed in future periods. A balance of $4.7 million was included in prepaid expenses and other current assets, and a balance of $4.6 million was included in other assets in the Company's consolidated balance sheet at September 30, 2023. At March 31, 2023, the consolidated balance sheet included $9.4 million in assets related to sales commissions to be expensed in future periods. A balance of $4.7 million was included in prepaid expenses and other current assets, and a balance of $4.7 million was included in other assets in the Company's consolidated balance sheet at March 31, 2023.
During the three and six months ended September 30, 2023 and 2022, respectively, the Company recognized $1.7 million, $1.7 million, $3.4 million, and $3.5 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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

The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2023	$675
Additions resulting in charges to operations	18
Charges (recoveries) to other accounts	—
Deductions due to write-offs	(27)
Balance at September 30, 2023	$666

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At September 30, 2023, the Company had one direct customer which accounted for more than 10% of the accounts receivable balance, while no indirect channel partners accounted for more than 10% of the accounts receivable balance. At March 31, 2023, the Company had no direct customers or channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and six months ended September 30, 2023, no direct customers or channel partners accounted for more than 10% of the Company's total revenue. During the three and six months ended September 30, 2022, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no channel partners accounted for more than 10% of total revenue.
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
On August 24, 2022, the Company's stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan (2019 Second Amended Plan) to increase the number of shares reserved for issuance by 7,000,000 shares, and change the "fungible share counting ratio" used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Second Amended Plan.
On September 14, 2023, the Company's stockholders approved an amendment and restatement to the 2019 First Amended Plan (2019 Third Amended Plan) to further increase the number of shares reserved for issuance by 5,900,000 shares and changed the "fungible share counting ratio" used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Third Amended Plan. At September 14, 2023, there was a total of 8,263,547 shares reserved for issuance under the 2019 Third Amended Plan, which consisted of 5,900,000 new shares plus 2,363,547 shares that remained available for grant under the 2019 Second Amended Plan as of September 14, 2023, the effective date of the 2019 Third Amended Plan. The Company refers to the 2019 Plan, 2019 First Amended Plan, 2019 Second Amended Plan and 2019 Third Amended Plan collectively as the "Amended 2019 Plan". At September 30, 2023, an aggregate of 8,141,536 shares remained available for grant under the Amended 2019 Plan.

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
The following is a summary of share-based compensation expense including restricted stock units and performance-based restricted stock units granted pursuant to the Company's Amended 2007 Plan, the Amended 2019 Plan, and employee stock purchases made under the Company's 2011 Amended and Restated Employee Stock Purchase Plan (ESPP), based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of product revenue	$349	$315	$721	$607
Cost of service revenue	2,289	2,080	4,828	3,825
Research and development	4,988	4,580	10,374	9,011
Sales and marketing	6,675	6,043	13,959	11,793
General and administrative	4,144	3,483	8,407	6,846
	$18,445	$16,501	$38,289	$32,082
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2023. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the three and six months ended September 30, 2023, employees purchased 209,791 shares under the ESPP and the fair value per share was $28.63.
NOTE 5 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at September 30, 2023 and March 31, 2023.
Marketable Securities
The following is a summary of marketable securities held by NetScout at September 30, 2023, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$16,327	$(56)	$16,271
Commercial paper	18,989	—	18,989
Certificates of deposit	7,371	—	7,371
Total short-term marketable securities	42,687	(56)	42,631
U.S. government and municipal obligations	4,007	(48)	3,959
Total long-term marketable securities	4,007	(48)	3,959
Total marketable securities	$46,694	$(104)	$46,590

The following is a summary of marketable securities held by NetScout at March 31, 2023, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$8,796	$(1)	$8,795
Commercial paper	19,136	—	19,136
Corporate bonds	310	—	310
Certificates of deposit	3,963	—	3,963
Total short-term marketable securities	32,205	(1)	32,204
U.S. government and municipal obligations	8,915	25	8,940
Total long-term marketable securities	8,915	25	8,940
Total marketable securities	$41,120	$24	$41,144
Contractual maturities of the Company's marketable securities held at September 30, 2023 and March 31, 2023 were as follows (in thousands):

	September 30, 2023	March 31, 2023
Available-for-sale securities:
Due in 1 year or less	$42,631	$32,204
Due after 1 year through 5 years	3,959	8,940
	$46,590	$41,144
Investments
In February 2023, the Company entered into a forward share purchase agreement with Napatech A/S (Napatech), a publicly traded Danish company registered on the Oslo stock exchange, to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock. As part of the agreement, the Company received the right to designate a representative to be nominated for election to the Napatech Board of Directors, which was approved by Napatech's Nomination Committee in April 2023. The Company accounts for this investment under the equity method and has elected to apply the fair value option to the investment. The Company records the investment at fair value at the end of each period based on the closing price of Napatech's stock and any change in fair value during the period is recorded in other income (expense), net within the Company's consolidated statement of operations. At September 30, 2023, the fair value of the investment in Napatech was $6.0 million and was included in marketable securities and investments in the Company's consolidated balance sheet. During the six months ended September 30, 2023, the Company recognized a $0.1 million increase in the fair value of the equity investment in Napatech in other income (expense), net within the Company's consolidated statement of operations. For the six months ended September 30, 2023, the unrealized losses related to foreign currency translation on the equity investment in Napatech were immaterial.

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at September 30, 2023 and March 31, 2023 (in thousands):

	Fair Value Measurements at
	September 30, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$270,901	$9,043	$—	$279,944
U.S. government and municipal obligations	17,710	2,520	—	20,230
Commercial paper	—	18,989	—	18,989
Certificate of deposits	—	7,371	—	7,371
Equity investment in Napatech	6,021	—	—	6,021
Derivative financial instruments	—	5	—	5
	$294,632	$37,928	$—	$332,560
LIABILITIES:
Derivative financial instruments	$—	$(230)	$—	$(230)
	$—	$(230)	$—	$(230)

	Fair Value Measurements at
	March 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$370,455	$16,339	$—	$386,794
U.S. government and municipal obligations	17,735	—	—	17,735
Commercial paper	—	19,136	—	19,136
Corporate bonds	310	—	—	310
Certificate of deposits	—	3,963	—	3,963
Derivative financial instruments	—	59	—	59
	$388,500	$39,497	$—	$427,997
LIABILITIES:
Derivative financial instruments	$—	$(49)	$(1,380)	$(1,429)
	$—	$(49)	$(1,380)	$(1,429)
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
The Company’s Level 3 liability at March 31, 2023 consisted of a forward share purchase contract with Napatech to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million, which qualified as a derivative instrument under authoritative guidance. The Company measured the forward share purchase contract at March 31, 2023 at fair value based on inputs which were observable and those which were not observable in the market, resulting in a charge related to the Level 3 fair value hierarchy classification. During the six months ended September 30, 2023, the Company recorded a $0.2 million decrease in the fair value of the derivative financial instrument liability in other income (expense), net within the

Company's consolidated statement of operations. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock valued at $6.2 million at such time.
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial liability for the six months ended September 30, 2023 (in thousands):

Derivative
Instrument
Balance at March 31, 2023	$(1,380)
Change in fair value of derivative investment	206
Settlement of derivative instrument	1,174
Balance at September 30, 2023	$—

NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2023	March 31, 2023
Raw materials	$10,533	$12,352
Work in process	170	14
Finished goods	4,778	5,183
Deferred costs	428	407
	$15,909	$17,956
NOTE 8 - DIVESTITURES
Business Divestiture
On September 8, 2023, the Company entered into an Asset Purchase Agreement to divest its Test Optimization business (TO business) for cash proceeds of $8.3 million. The Company recorded a gain of $3.8 million on the divestiture during the three and six months ended September 30, 2023. In connection with the divestiture, the Company has entered into a transitional services agreement with the buyer to provide certain services through December 31, 2023.
The Company determined that the sale of the TO business did not represent a strategic shift and will not have a major effect on its consolidated results of operations, financial position or cash flow. Accordingly, the Company has not presented the sale as a discontinued operation in the consolidated financial statements.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has one reporting unit. Goodwill is tested for impairment at a reporting unit level at least annually, as of January 31, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company completed its annual goodwill impairment test at January 31, 2023, using the qualitative (Step 0) assessment, and the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value. During the six months ended September 30, 2023, and through the date of this quarterly report, the Company considered a variety of factors including the impact of the macroeconomic environment on the Company's long-term forecast and stock price. Based upon those assessments, the Company concluded that there were no events or circumstances that had occurred that would more likely than not reduce the fair value of the reporting unit below its carrying value at September 30, 2023. The Company will continue to monitor these factors and plans to perform its annual goodwill assessment during the fourth quarter of fiscal year 2024, further the Company will perform additional interim impairment tests, if necessary.
At September 30, 2023 and March 31, 2023, the carrying amount of goodwill was $1.7 billion. The change in the carrying amount of goodwill for the six months ended September 30, 2023 was due to the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar and the divestiture of the TO business.

The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2023 as follows (in thousands):

Balance at March 31, 2023	$1,724,404
Foreign currency translation impact	1,859
Divestiture of a business	(4,259)
Balance at September 30, 2023	$1,722,004
Intangible Assets
The net carrying amounts of intangible assets were $336.4 million and $366.6 million at September 30, 2023 and March 31, 2023, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
Intangible assets include the following amortizable intangible assets at September 30, 2023 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$247,769	$(234,598)	$13,171
Customer relationships	8 - 18 years	761,750	(451,580)	310,170
Distributor relationships and technology licenses	1 - 6 years	7,747	(6,883)	864
Definite-lived trademark and trade name	2 - 9 years	57,603	(45,559)	12,044
Core technology	10 years	7,192	(7,192)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(1,012)	196
		$1,086,586	$(750,141)	$336,445

Intangible assets include the following amortizable intangible assets at March 31, 2023 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$249,903	$(233,440)	$16,463
Customer relationships	8 - 18 years	768,179	(433,876)	334,303
Distributor relationships and technology licenses	1 - 6 years	11,547	(10,133)	1,414
Definite-lived trademark and trade name	2 - 9 years	57,694	(43,489)	14,205
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(1,002)	206
		$1,099,332	$(732,741)	$366,591

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses, core technology and software. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and six months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Amortization of intangible assets included as:
Cost of product revenue	$1,909	$2,628	$3,826	$5,281
Operating expense	12,555	13,806	25,267	27,692
	$14,464	$16,434	$29,093	$32,973
The following is the expected future amortization expense at September 30, 2023 for the fiscal years ending March 31 (in thousands):

2024 (remaining six months)	$28,838
2025	50,679
2026	46,326
2027	43,450
2028	40,495
Thereafter	126,657
$336,445

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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets at September 30, 2023 and March 31, 2023 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	September 30, 2023	March 31, 2023	September 30, 2023	March 31, 2023	September 30, 2023	March 31, 2023
Derivatives Designated as Hedging Instruments:
Forward contracts	$10,384	$10,265	$5	$59	$230	$29
Derivatives Not Designated as Hedging Instruments:
Forward contracts	—	6,031	—	—	—	20
			$5	$59	$230	$49
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2023	September 30, 2022	Location	September 30, 2023	September 30, 2022
Forward contracts	$(349)	$(999)	Research and development	$(3)	$17
			Sales and marketing	(38)	197
	$(349)	$(999)		$(41)	$214

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the six months ended September 30, 2023 and 2022 (in thousands):

	Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2023	September 30, 2022	Location	September 30, 2023	September 30, 2022
Forward contracts	$(139)	$(1,193)	Research and development	$(2)	$20
			Sales and marketing	(113)	354
	$(139)	$(1,193)		$(115)	$374

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the six months ended September 30, 2023 and 2022 (in thousands):

	Gain Recognized in Income (a)
	Location	September 30, 2023	September 30, 2022
Forward contracts	General and administrative	$60	$—
		$60	$—
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
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of the Company's common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. At September 30, 2023, $100 million was outstanding under the Second Amended and Restated Credit Agreement.
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
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of the Company, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2023, until the Company has delivered financial statements for the quarter ended September 30, 2023, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2023, until the Company has delivered financial statements for the quarter ended September 30, 2023, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.

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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Company's previous amended credit agreement that the Company maintain a minimum consolidated interest coverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. At September 30, 2023, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
The Company had unamortized capitalized debt issuance costs, net of $3.1 million at September 30, 2023, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $2.0 million was included as other assets in the Company's consolidated balance sheet at September 30, 2023.
NOTE 12 – RESTRUCTURING CHARGES
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
The components of operating lease cost for the three and six months ended September 30, 2023 and 2022, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease cost under long-term operating leases	$3,047	$3,084	$6,087	$6,207
Lease cost under short-term operating leases	434	1,204	838	1,978
Variable lease cost under short-term and long-term operating leases	1,185	873	2,200	1,856
Total operating lease cost	$4,666	$5,161	$9,125	$10,041

The table below presents supplemental cash flow information related to leases during the six months ended September 30, 2023 and 2022 (in thousands):

	Six Months Ended
	September 30,
	2023	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$857	$493

At September 30, 2023 and March 31, 2023, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	September 30, 2023	March 31, 2023
Weighted average remaining lease term in years - operating leases	5.69	6.07

Weighted average discount rate - operating leases	4.2%	4.2%

Future minimum payments under non-cancellable leases at September 30, 2023 are as follows (in thousands):

Year ending March 31:
2024 (remaining six months)	$6,177
2025	13,203
2026	11,295
2027	8,315
2028	7,267
Thereafter	15,763
Total lease payments	$62,020
Less imputed interest	(6,695)
Present value of lease liabilities	$55,325
NOTE 14 – COMMITMENTS AND CONTINGENCIES
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and six months ended September 30, 2023 and 2022, respectively, (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$19	$41	$39	$86
Interest cost	46	84	96	176
Net periodic pension cost	$65	$125	$135	$262

Expected Contributions
During the six months ended September 30, 2023, the Company made contributions of $0.3 million to its defined benefit pension plans. During the fiscal year ending March 31, 2024, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 16 – TREASURY STOCK
On October 24, 2017, the Company's Board of Directors approved a share repurchase program that enabled the Company to repurchase up to twenty-five million shares of its common stock (2017 Share Repurchase Program). The Company was not obligated to acquire any specific amount of common stock within any particular timeframe as a result of this share repurchase program. Through September 30, 2023, the Company repurchased a total of 24,908,624 shares for $691.6 million in the open market under the 2017 Share Repurchase Program, and at September 30, 2023, 91,376 shares of common stock remained available to be purchased under the 2017 Share Repurchase Program. The Company repurchased 1,117,777 shares for $31.2 million during the six months ended September 30, 2023 under the 2017 Share Repurchase Program.
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
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 624,941 shares and 550,602 shares at a cost of $18.7 million and $19.0 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2023 and 2022, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.

NOTE 17 – NET INCOME PER SHARE
Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income	$21,462	$17,383	$17,262	$10,251
Denominator:
Denominator for basic net income per share - weighted average common shares outstanding	72,112	71,856	71,828	72,152
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	685	1,035	1,010	1,342
Denominator for diluted net income per share - weighted average shares outstanding	72,797	72,891	72,838	73,494
Net income per share:
Basic net income per share	$0.30	$0.24	$0.24	$0.14
Diluted net income per share	$0.29	$0.24	$0.24	$0.14
The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Restricted stock units	3,859	1,755	4,000	1,430
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
The delivery of approximately 3.3 million shares under the Company's ASR agreements reduced the Company's outstanding shares used to determine the weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the six months ended September 30, 2022. See Note 16 for additional information.
NOTE 18 – INCOME TAXES
Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes and U.S. taxation on foreign earnings, which are partially offset by research and development tax credits and the foreign derived intangible income deduction.
The Company's effective tax rates were 21.9% and 10.3% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three months ended September 30, 2023 differed from the effective tax rate for the three months ended September 30, 2022 primarily due to the impact of U.S. taxation of foreign earnings and the foreign derived intangible income deduction relative to forecasted profits, and a discrete provision from the gain on divestiture.
The Company's effective tax rates were 22.0% and 15.3% for the six months ended September 30, 2023 and 2022, respectively. The effective tax rate for the six months ended September 30, 2023 differed from the effective tax rate for the six months ended September 30, 2022 primarily due to the impact of U.S. taxation of foreign earnings and the foreign derived intangible income deduction relative to forecasted profits, and a discrete provision from the gain on divestiture.

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$115,478	$145,665	$243,380	$280,466
Europe	32,197	35,322	66,168	69,087
Asia	14,711	15,511	30,725	29,186
Rest of the world	34,416	31,583	67,667	58,154
	$196,802	$228,081	$407,940	$436,893
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
Global and Macroeconomic Conditions
We continue to closely monitor current global and macroeconomic conditions, including the impacts of the ongoing Ukraine and Israel wars, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic conditions remain uncertain. For the fiscal year ended March 31, 2023, we observed that technology and project spending normalized after observing elongated purchasing cycles resulting from the macroeconomic impacts of the COVID-19 pandemic and we focused on advancing our products, growing revenue, enhancing earnings per share, and generating free cash flow. In response to the Russian military operations in Ukraine, we ceased business operations in Russia, including sales, support on existing contracts and professional services. Late in the second quarter of fiscal year 2024, we experienced a slowing in order conversion which we believe is related to industry and economic headwinds impacting our customers, which affected our fiscal first half results and full fiscal year 2024 outlook. As a result, we have begun to take measures to manage discretionary costs and align spending with the current environment.
Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, based on covenant levels at September 30, 2023, we had an incremental $700 million available to us under our revolving credit facility.
Results Overview
Total revenue decreased $29.0 million for the six months ended September 30, 2023 as compared to total revenue for the six months ended September 30, 2022 primarily due to a decrease in revenue from our service assurance offerings from both enterprise and service provider customers, partially offset by an increase in revenue from our cybersecurity offerings, and an increase in service revenue from maintenance contracts. The decrease in revenue from our service provider customers was primarily driven by lower revenue from radio frequency propagation modeling projects in the six months ended September 30, 2023.
Our gross profit percentage increased by three percentage points to 77% during the six months ended September 30, 2023, as compared with the six months ended September 30, 2022 primarily due to product mix with less revenue in the six months ended September 30, 2023 from radio frequency propagation modeling projects, which have lower margins, as well as lower incentive compensation expense.
Net income for the six months ended September 30, 2023 was $17.3 million, as compared with net income for the six months ended September 30, 2022 of $10.3 million, an increase of $7.0 million. The increase in net income was primarily due to a $19.1 million decrease in costs to deliver radio frequency propagation modeling projects, a $5.5 million decrease in expenses related to trade shows, user conferences and other events, a $4.5 million decrease in employee-related expenses associated with a decrease in variable incentive compensation, a $3.9 million decrease in amortization of intangible assets, a $3.8 million increase in interest income, a $3.8 million gain on the divestiture of the Test Optimization business, a $2.6 million decrease in advertising expense, a $1.7 million decrease in commissions expense, and a $1.7 million decrease in restructuring expense. These increases in net income were partially offset by a $29.0 million decrease in revenue, a $6.2 million increase in income tax expense, a $1.5 million increase in contractor fees, a $1.4 million increase in travel expense, a $1.2 million increase in other marketing related costs, and a $1.2 million increase in direct material costs.
At September 30, 2023, we had cash, cash equivalents, marketable securities and investments (current and non-current) of $332.6 million. This represents a decrease of $95.3 million from $427.9 million at March 31, 2023. This decrease was primarily due to $48.7 million of net cash used in operations, $31.1 million used to repurchase shares of our common stock, $18.7 million used for tax withholdings on restricted stock units, and $3.5 million used for capital expenditures, partially offset by $8.3 million in proceeds from the divestiture of the Test Optimization business during the six months ended September 30, 2023.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations removes the aforementioned adjustments and also removes legal expenses related to a civil judgment, gain on the divestiture of a business, and restructuring charges. Non-GAAP net income removes the foregoing adjustments related to non-GAAP income from operations, and also removes change in the fair value of derivative instrument, net of related income tax effects. Non-GAAP EBITDA from operations removes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
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

The following table reconciles gross profit, income from operations, net income and net income per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2023 and 2022, respectively (in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue (GAAP and non-GAAP)	$196,802	$228,081	$407,940	$436,893

GAAP gross profit	$153,750	$170,440	$314,492	$321,538
Share-based compensation expense	2,638	2,395	5,549	4,432
Amortization of acquired intangible assets	1,638	2,312	3,276	4,640
Acquisition related depreciation expense	4	4	9	11
Non-GAAP gross profit	$158,030	$175,151	$323,326	$330,621

GAAP income from operations	$26,292	$21,403	$21,597	$12,276
Share-based compensation expense	18,445	16,501	38,289	32,082
Amortization of acquired intangible assets	14,188	16,113	28,533	32,322
Restructuring charges	—	(60)	—	1,714
Acquisition related depreciation expense	37	59	96	124
Gain on divestiture of a business	(3,806)	—	(3,806)	—
Legal expenses related to civil judgments	44	—	85	—
Non-GAAP income from operations	$55,200	$54,016	$84,794	$78,518

GAAP net income	$21,462	$17,383	$17,262	$10,251
Share-based compensation expense	18,445	16,501	38,289	32,082
Amortization of acquired intangible assets	14,188	16,113	28,533	32,322
Restructuring charges	—	(60)	—	1,714
Acquisition-related depreciation expense	37	59	96	124
Gain on divestiture of a business	(3,806)	—	(3,806)	—
Legal expenses related to civil judgments	44	—	85	—
Change in fair value of derivative instrument	—	—	(206)	—
Income tax adjustments	(5,829)	(8,691)	(13,000)	(17,136)
Non-GAAP net income	$44,541	$41,305	$67,253	$59,357

GAAP diluted net income per share	$0.29	$0.24	$0.24	$0.14
Per share impact of non-GAAP adjustments identified above	0.32	0.33	0.68	0.67
Non-GAAP diluted net income per share	$0.61	$0.57	$0.92	$0.81

GAAP income from operations	$26,292	$21,403	$21,597	$12,276
Previous adjustments to determine non-GAAP income from operations	28,908	32,613	63,197	66,242
Non-GAAP income from operations	55,200	54,016	84,794	78,518
Depreciation excluding acquisition-related depreciation expense	4,749	5,090	9,781	10,401
Non-GAAP EBITDA from operations	$59,949	$59,106	$94,575	$88,919

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
Three Months Ended September 30, 2023 and 2022
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the three months ended September 30, 2023, no direct customers or channel partners accounted for more than 10% of our total revenue. During the three months ended September 30, 2022, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no channel partners accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$80,545	41%	$111,816	49%	$(31,271)	(28)%
Service	116,257	59	116,265	51	(8)	—%
Total revenue	$196,802	100%	$228,081	100%	$(31,279)	(14)%
Product. The 28%, or $31.3 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from both service provider and enterprise customers from service assurance offerings, including radio frequency propagation modeling projects, as a result of industry-specific capital spending constraints. The decrease in revenue was partially offset by an increase in revenue from both service provider and enterprise customers from cybersecurity offerings.

Total revenue by geography was as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
United States	$115,478	59%	$145,665	64%	$(30,187)	(21)%
International:
Europe	32,197	16	35,322	15	(3,125)	(9)%
Asia	14,711	7	15,511	7	(800)	(5)%
Rest of the world	34,416	18	31,583	14	2,833	9%
Subtotal international	81,324	41	82,416	36	(1,092)	(1)%
Total revenue	$196,802	100%	$228,081	100%	$(31,279)	(14)%
United States revenue decreased 21%, or $30.2 million, primarily due to a decrease in revenue from service provider and enterprise customers from service assurance offerings, including radio frequency propagation modeling projects, partially offset by an increase in revenue from enterprise customers from cybersecurity offerings. The 1%, or $1.1 million, decrease in international revenue compared with the same period last year was primarily driven by lower revenue from service provider and enterprise customers from service assurance offerings, partially offset by an increase in revenue from service provider customers from cybersecurity offerings.
Total revenue by product line was as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$129,432	66%	$167,328	73%	$(37,896)	(23)%
Cybersecurity	67,370	34	60,753	27	6,617	11%
Total revenue	$196,802	100%	$228,081	100%	$(31,279)	(14)%
The 23%, or $37.9 million, decrease in revenue from the service assurance product line was largely due to a decrease in revenue from both enterprise and service provider customers, including a decrease in radio frequency propagation modeling projects. The 11%, or $6.6 million, increase in revenue from the cybersecurity product line was largely due to higher revenue from service provider customers.

Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$16,093	8%	$25,881	11%	$(9,788)	(38)%
Service	26,959	14	31,760	14	(4,801)	(15)%
Total cost of revenue	$43,052	22%	$57,641	25%	$(14,589)	(25)%
Gross profit:
Product $	$64,452	33%	$85,935	38%	$(21,483)	(25)%
Product gross profit %	80%		77%
Service $	$89,298	45%	$84,505	37%	$4,793	6%
Service gross profit %	77%		73%
Total gross profit $	$153,750		$170,440		$(16,690)	(10)%
Total gross profit %	78%		75%
Product. The 38%, or $9.8 million, decrease in cost of product revenue for the three months ended September 30, 2023 compared to the same period last year was primarily due to an $8.8 million decrease in costs related to the delivery of radio frequency propagation modeling projects, a $0.7 million decrease in the amortization of intangible assets, and a $0.7 million decrease in employee-related costs associated with a decrease in variable incentive compensation. The product gross profit percentage increased by three percentage points to 80% during the three months ended September 30, 2023 as compared with the three months ended September 30, 2022. The 25%, or $21.5 million, decrease in product gross profit is attributable to the 28%, or $31.3 million, decrease in product revenue, partially offset by the 38%, or $9.8 million, decrease in cost of product revenue.
Service. The 15%, or $4.8 million, decrease in cost of service revenue for the three months ended September 30, 2023 compared to the same period last year was primarily due to a $4.5 million decrease in employee-related costs associated with a decrease in variable incentive compensation. The service gross profit percentage increased by four percentage points to 77% during the three months ended September 30, 2023 as compared with the three months ended September 30, 2022. The 6%, or $4.8 million, increase in service gross profit is attributable to the 15%, or $4.8 million, decrease in cost of service revenue.
Gross profit. Our gross profit decreased 10%, or $16.7 million, during the three months ended September 30, 2023 when compared with the three months ended September 30, 2022. This decrease is attributable to the decrease in revenue of 14%, or $31.3 million, partially offset by the 25%, or $14.6 million, decrease in cost of revenue. As a result, the gross profit percentage increased by three percentage points to 78% for the three months ended September 30, 2023 as compared with the three months ended September 30, 2022.

Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Research and development	$35,112	18%	$43,917	19%	$(8,805)	(20)%
Sales and marketing	60,950	31	66,118	29	(5,168)	(8)%
General and administrative	22,652	12	25,261	11	(2,609)	(10)%
Amortization of acquired intangible assets	12,550	6	13,801	6	(1,251)	(9)%
Restructuring charges	—	—	(60)	—	60	100%
Gain on divestiture of a business	(3,806)	(2)	—	—	(3,806)	(100)%
Total operating expenses	$127,458	65%	$149,037	65%	$(21,579)	(14)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 20%, or $8.8 million, decrease in research and development expenses for the three months ended September 30, 2023 compared to the same period last year was primarily due to an $8.3 million decrease in employee-related expenses associated with a decrease in variable incentive compensation.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 8%, or $5.2 million, decrease in total sales and marketing expenses for the three months ended September 30, 2023 compared to the same period last year was primarily due to a $4.7 million decrease in expenses related to trade shows and other events, and a $1.3 million decrease in commissions expense. These decreases were partially offset by a $0.9 million increase in employee-related expenses associated with an increase headcount partially offset by a decrease in variable incentive compensation.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 10%, or $2.6 million, decrease in general and administrative expenses for the three months ended September 30, 2023 compared to the same period last year was primarily due to a $2.8 million decrease in employee-related expenses associated with a decrease in variable incentive compensation, and a $0.9 million decrease in the provision for allowance for credit losses. These decreases were partially offset by a $0.9 million increase in contractor fees.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and trade names, and leasehold interests related to our acquisitions of Danaher Corporation's communications business (Comms Transaction), Network General Corporation, Avvasi Inc. and Efflux Systems, Inc.
The 9%, or $1.3 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction and Network General Corporation.
Gain on Divestiture of Business. During the three months ended September 30, 2023, we recorded a $3.8 million gain on the divestiture of the Test Optimization business.

Interest and Other Income (Expense), Net. Interest and other expense, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$1,182	1%	$(2,024)	(1)%	$3,206	158%
The 158%, or $3.2 million, change in interest and other income (expense), net for the three months ended September 30, 2023 compared to the same period last year was primarily due to a $1.8 million increase in interest income, and a $0.7 million decrease in foreign exchange expense.
Income Taxes. The effective tax rates were 21.9% and 10.3% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three months ended September 30, 2023 differed from the effective tax rate for the three months ended September 30, 2022, primarily due to the impact of U.S. taxation of foreign earnings and the foreign derived intangible income deduction relative to forecasted profits, and a discrete provision from the gain on divestiture.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Income tax benefit	$6,012	3%	$1,996	1%	$4,016	201%
Six Months Ended September 30, 2023 and 2022
Revenue
During the six months ended September 30, 2023, no direct customer or channel partner accounted for more than 10% of our total revenue. During the six months ended September 30, 2022, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no channel partner accounted for more than 10% of our total revenue.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$175,206	43%	$210,067	48%	$(34,861)	(17)%
Service	232,734	57%	226,826	52%	5,908	3%
Total revenue	$407,940	100%	$436,893	100%	$(28,953)	(7)%
Product. The 17%, or $34.9 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from both service provider and enterprise customers from service assurance offerings, including radio frequency propagation modeling projects, as a result of industry-specific capital spending constraints. The decrease in revenue was partially offset by an increase in revenue from cybersecurity offerings from both service provider and enterprise customers.
Service. The 3%, or $5.9 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts as well as professional service contracts.

Total revenue by geography was as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
United States	$243,380	60%	$280,466	64%	$(37,086)	(13)%
International:
Europe	66,168	16	69,087	16	(2,919)	(4)%
Asia	30,725	7	29,186	7	1,539	5%
Rest of the world	67,667	17	58,154	13	9,513	16%
Subtotal international	164,560	40	156,427	36	8,133	5%
Total revenue	$407,940	100%	$436,893	100%	$(28,953)	(7)%
United States revenue decreased 13%, or $37.1 million, primarily due to a decrease in revenue from service assurance offerings from both enterprise and service provider customers, including radio frequency propagation modeling projects. The 5%, or $8.1 million, increase in international revenue compared with the same period last year was primarily driven by higher revenue from both enterprise and service provider customers from cybersecurity offerings.
Total revenue by product line was as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$275,486	68%	$316,917	73%	$(41,431)	(13)%
Cybersecurity	132,454	32	119,976	27	12,478	10%
Total revenue	$407,940	100%	$436,893	100%	$(28,953)	(7)%
The 13%, or $41.4 million, decrease in revenue from the service assurance product line was largely due to a decrease in revenue from both enterprise and service provider customers, including radio frequency propagation modeling projects, and the 10%, or 12.5 million, increase in revenue from the cybersecurity product line was largely due to an increase in revenue from service provider and enterprise customers.

Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$32,755	8%	$52,686	12%	$(19,931)	(38)%
Service	60,693	15	62,669	14	(1,976)	(3)%
Total cost of revenue	$93,448	23%	$115,355	26%	$(21,907)	(19)%
Gross profit:
Product $	$142,451	35%	$157,381	36%	$(14,930)	(9)%
Product gross profit %	81%		75%
Service $	$172,041	42%	$164,157	38%	$7,884	5%
Service gross profit %	74%		72%
Total gross profit $	$314,492		$321,538		$(7,046)	(2)%
Total gross profit %	77%		74%
Product. The 38%, or $19.9 million, decrease in cost of product revenue for the six months ended September 30, 2023 compared to the same period last year was primarily due to a $19.1 million decrease in costs related to the delivery of radio frequency propagation modeling projects, a $1.4 million decrease in the amortization of intangible assets, and a $0.6 million decrease in employee-related costs largely due to a decrease in variable incentive compensation. These decreases were partially offset by a $1.2 million increase in direct material costs due to product mix. The product gross profit percentage increased by six percentage points to 81% during the six months ended September 30, 2023 when compared to the six months ended September 30, 2022. The 9%, or $14.9 million, decrease in product gross profit is attributable to the 17%, or $34.9 million, decrease in product revenue, partially offset by the 38%, or $19.9 million, decrease in cost of product revenue.
Service. The 3%, or $2.0 million, decrease in cost of service revenue for the six months ended September 30, 2023 compared to the same period last year was primarily due to an $2.2 million decrease in employee-related expenses largely due to a decrease in variable incentive compensation. This decrease was partially offset by a $0.5 million increase in cost of materials used to support customers under service contracts. The service gross profit percentage increased by two percentage points to 74% for the six months ended September 30, 2023 when compared to the six months ended September 30, 2022. The 5%, or $7.9 million, increase in service gross profit is attributable to the 3%, or $5.9 million increase in service revenue, and the 3%, or $2.0 million, decrease in cost of service revenue.
Gross profit. Our gross profit for the six months ended September 30, 2023 decreased 2%, or $7.0 million, compared to the same period last year. This decrease is primarily attributable to the decrease in revenue of 7%, or $29.0 million, partially offset by the 19%, or $21.9 million, decrease in cost of revenue. The gross profit percentage increased by three percentage points to 77% for the six months ended September 30, 2023 when compared to the six months ended September 30, 2022.

Operating Expenses

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Research and development	$80,632	20%	$87,374	20%	$(6,742)	(8)%
Sales and marketing	139,946	34	142,441	33	(2,495)	(2)%
General and administrative	50,866	12	50,051	11	815	2%
Amortization of acquired intangible assets	25,257	6	27,682	6	(2,425)	(9)%
Restructuring charges	—	—	1,714	—	(1,714)	(100)%
Gain on divestiture of a business	(3,806)	(1)	—	—	(3,806)	(100)%
Total operating expenses	$292,895	71%	$309,262	70%	$(16,367)	(5)%
Research and development. The 8%, or $6.7 million, decrease in research and development expenses for the six months ended September 30, 2023 compared to the same period last year was primarily due to a $5.2 million decrease in employee-related expenses largely due to a decrease in variable incentive compensation, and a $1.0 million decrease in contractor fees.
Sales and marketing. The 2%, or $2.5 million, decrease in total sales and marketing expenses for the six months ended September 30, 2023 compared to the same period last year was primarily due to a $5.5 million decrease in expenses related to trade shows, user conferences and other events, a $2.6 million decrease in advertising expense, and a $1.7 million decrease in commissions expense. These decreases were partially offset by a $4.5 million increase in employee-related expenses associated with an increase in headcount as well as an increase in variable incentive compensation, and a $1.2 million increase in travel expenses.
General and administrative. The 2%, or $0.8 million, increase in general and administrative expenses for the six months ended September 30, 2023 compared to the same period last year was primarily due to a $1.8 million increase in contractor fees, and a $0.6 million increase in business taxes. These increases were partially offset by a $0.9 million decrease in the provision for allowance for credit losses, and a $0.8 million decrease in legal fees.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the Comms Transaction and the acquisitions of Simena LLC, Network General Corporation, Avvasi, Inc. and Efflux Systems, Inc.
The 9%, or $2.4 million, decrease in amortization of acquired intangible assets for the six months ended September 30, 2023 compared to the same period last year was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction and Network General Corporation.
Restructuring charges. During the six months ended September 30, 2022, we restructured certain departments to better align functions. As a result of the restructuring program, we recorded $1.7 million of restructuring charges related to one-time employee-related termination benefits for the employees that were notified of their termination during the period. The one-time termination benefits were paid in full during the fiscal year ended March 31, 2023.
Gain on Divestiture of Business. During the six months ended September 30, 2023, we recorded a $3.8 million gain on the divestiture of the Test Optimization business.
Interest and Other Income (Expense), Net

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$543	—%	$(3,382)	(1)%	$3,925	116%
The 116%, or $3.9 million, change in interest and other income (expense), net was primarily due to a $3.8 million increase in interest income.

Income Taxes. Our effective tax rates were 22.0% and 15.3% for the six months ended September 30, 2023 and 2022, respectively. The effective tax rate for the six months ended September 30, 2023 differed from the effective rate for the six months ended September 30, 2022, primarily due to the impact of U.S. taxation of foreign earnings and the foreign derived intangible income deduction relative to forecasted profits, and a discrete provision from the gain on divestiture.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$4,878	1%	$(1,357)	—%	$6,235	459%

Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at September 30, 2023 was $4.3 million compared to $44.4 million at March 31, 2023. Combined product backlog included fulfillable backlog of $2.3 million and $41.1 million at September 30, 2023 and March 31, 2023, respectively. Total backlog includes orders that were received late in the quarter and radio frequency propagation modeling projects. In some cases, we have begun these projects but have not yet hit billable milestones. At September 30, 2023 and March 31, 2023, deferred revenue and accounts receivable each contained a gross balance of $0.2 million and $8.3 million, respectively, related to these radio frequency propagation modeling project orders.
Liquidity and Capital Resources
Cash, cash equivalents, marketable securities and investments consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
Cash and cash equivalents	$279,944	$386,794
Short-term marketable securities and investments	48,652	32,204
Long-term marketable securities	3,959	8,940
Cash, cash equivalents, marketable securities and investments	$332,555	$427,938
Cash, cash equivalents, marketable securities and investments
At September 30, 2023, cash, cash equivalents, marketable securities and investments (current and non-current) totaled $332.6 million, a $95.3 million decrease from $427.9 million at March 31, 2023. This decrease was primarily due to $48.7 million of net cash used in operations, $31.1 million used to repurchase shares of our common stock, $18.7 million used for tax withholdings on restricted stock units, and $3.5 million used for capital expenditures, partially offset by $8.3 million in proceeds from the divestiture of a business during the six months ended September 30, 2023. Cash held outside the United States was approximately $189.1 million.

Cash and cash equivalents were impacted by the following:

	Six Months Ended
	September 30,
	(in thousands)
	2023	2022
Net cash used in operating activities	$(48,731)	$(2,389)
Net cash (used in) provided by investing activities	$(6,973)	$14,850
Net cash used in financing activities	$(49,853)	$(319,044)
Net cash from operating activities
Cash used in operating activities was $48.7 million during the six months ended September 30, 2023, compared with $2.4 million of cash used in operating activities during the six months ended September 30, 2022. The $46.3 million change was due in part to a $30.3 million decrease from accrued compensation and other expenses, a $17.8 million decrease from accounts receivable, a $15.4 million decrease from deferred income taxes, a $4.4 million decrease from depreciation and amortization expense, a $4.0 million decrease from inventories, and a $3.8 million decrease from the gain on the divestiture of a business. These decreases were partially offset by a $7.9 million increase from prepaid expenses and other assets, a $7.3 million increase from deferred revenue, a $7.0 million increase from net income, a $6.2 million increase from share-based compensation, and a $1.4 million increase from income taxes payable during the six months ended September 30, 2023 as compared with the six months ended September 30, 2022.
Net cash from investing activities

	Six Months Ended
	September 30,
	(in thousands)
	2023	2022
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities and investments	$(41,920)	$(60,914)
Proceeds from sales and maturity of marketable securities	30,162	81,131
Purchase of fixed assets	(3,491)	(5,215)
Purchase of intangible assets	—	(161)
Proceeds from divestiture of a business	8,283	—
(Increase) decrease in deposits	(7)	9
	$(6,973)	$14,850
Cash used in investing activities was $7.0 million during the six months ended September 30, 2023, compared with $14.9 million of cash provided by investing activities during the six months ended September 30, 2022. The $21.8 million increase in cash used in investing activities was due in part to a $32.0 million increase in cash outflow from marketable securities related to a decrease of $51.0 million in proceeds from the sales and maturity of marketable securities, partially offset by a $19.0 million decrease related to the purchase of marketable securities and investments during the six months ended September 30, 2023 when compared with the six months ended September 30, 2022. These decreases were partially offset by an $8.3 million increase in proceeds from the divestiture of the Test Optimization business during the six months ended September 30, 2023.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2024.

Net cash from financing activities

	Six Months Ended
	September 30,
	(in thousands)
	2023	2022
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Treasury stock repurchases, including accelerated share repurchases	(31,137)	(150,039)
Tax withholding on restricted stock units	(18,718)	(19,007)
Repayment of long-term debt	—	(150,000)
	$(49,853)	$(319,044)
Cash used in financing activities changed by $269.1 million to $49.9 million during the six months ended September 30, 2023, compared with $319.0 million of cash used in financing activities during the six months ended September 30, 2022.
During the six months ended September 30, 2023, we repurchased a total of 1,117,777 shares for $31.1 million in the open market under the 2017 Share Repurchase Program. During the six months ended September 30, 2022, we repurchased 3,255,814 shares for $150.0 million under our ASR program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 624,941 and 550,602 shares at a cost of $18.7 million and $19.0 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2023 and 2022, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
During the six months ended September 30, 2022, we repaid $150.0 million of borrowings under the Second Amended and Restated Credit Agreement.
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
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of NetScout, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of our financial statements for the quarter ended June 30, 2023, until we have delivered financial statements for the quarter ended September 30, 2023, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended June 30, 2023, until we have delivered financial statements for the quarter ended September 30, 2023, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under our previous amended credit agreement that we maintain a minimum consolidated interest coverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to our adjusted consolidated EBITDA. Our maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. At September 30, 2023, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
We had unamortized capitalized debt issuance costs, net of $3.1 million at September 30, 2023, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $2.0 million was included as other assets in our consolidated balance sheet at September 30, 2023.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At September 30, 2023, we owed $100 million on this loan with an interest rate of 6.42%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2023. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $642 thousand as of September 30, 2023.
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
At September 30, 2023, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.4 million. The valuation of outstanding foreign currency forward contracts at September 30, 2023 resulted in a liability balance of $230 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $5 thousand, reflecting favorable rates in comparison to current market rates at this date. At March 31, 2023, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.3 million and foreign currency forward contracts not designated as hedging instruments with a notional amount of $6.0 million. The valuation of outstanding foreign currency forward contracts (both designated and not designated as hedging instruments) at March 31, 2023 resulted in a liability balance of $49 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $59 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At September 30, 2023, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings
For information regarding our legal proceedings, see Note 14 contained in the "Notes to Consolidated Financial Statements" included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended September 30, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
7/1/2023-7/31/2023	1,620	$29.53	—	1,209,153
8/1/2023-8/31/2023	633,428	27.95	446,756	762,397
9/1/2023-9/30/2023	672,498	27.87	671,021	91,376
Total	1,307,546	$27.91	1,117,777	91,376
(1)We purchased an aggregate of 189,769 shares during the three months ended September 30, 2023 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized on October 24, 2017 (2017 Share Repurchase Program) currently in effect, or the additional 25 million share repurchase program authorized on May 3, 2022 (2022 Share Repurchase Program).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.

Item 5.  Other Information

Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Michael Szabados, Vice Chairman and Chief Operating Officer	September 11, 2023	Rule 10b5-1 Trading Arrangement	Up to 15,000 shares to be Sold	June 14, 2024	N/A	N/A

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

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 2, 2023	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 2, 2023	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)