Form 10-Q
period 2023-12-31
NETSCOUT SYSTEMS INC
filed 2024-02-08
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of January 25, 2024 was 71,035,053.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2023

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2023	March 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$297,655	$386,794
Marketable securities and investments	31,457	32,204
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $1,076 and $675 at December 31, 2023 and March 31, 2023, respectively	221,574	143,855
Inventories and deferred costs	15,342	17,956
Prepaid income taxes	14,946	2,235
Prepaid expenses and other current assets	28,344	34,316
Total current assets	609,318	617,360
Fixed assets, net	27,955	34,735
Operating lease right-of-use assets	44,977	51,456
Goodwill	1,551,541	1,724,404
Intangible assets, net	323,899	366,591
Deferred income taxes	19,518	4,534
Long-term marketable securities	1,010	8,940
Other assets	11,581	12,540
Total assets	$2,589,799	$2,820,560
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,132	$16,473
Accrued compensation	42,283	83,279
Accrued other	17,844	26,283
Income taxes payable	1,604	4,391
Deferred revenue and customer deposits	293,410	311,531
Current portion of operating lease liabilities	11,979	11,650
Total current liabilities	382,252	453,607
Other long-term liabilities	7,312	7,683
Deferred tax liability	4,505	24,939
Accrued long-term retirement benefits	26,310	26,049
Long-term deferred revenue and customer deposits	124,619	129,814
Operating lease liabilities, net of current portion	40,898	48,819
Long-term debt	100,000	100,000
Total liabilities	685,896	790,911
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2023 and March 31, 2023	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 130,922,477 and 128,683,824 shares issued and 71,019,904 and 71,249,045 shares outstanding at December 31, 2023 and March 31, 2023, respectively	131	128
Additional paid-in capital	3,158,283	3,099,698
Accumulated other comprehensive income	5,870	5,738
Treasury stock at cost, 59,902,573 and 57,434,779 shares at December 31, 2023 and March 31, 2023, respectively	(1,615,279)	(1,546,128)
Retained earnings	354,898	470,213
Total stockholders' equity	1,903,903	2,029,649
Total liabilities and stockholders' equity	$2,589,799	$2,820,560
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue:
Product	$95,832	$149,452	$271,038	$359,519
Service	122,240	120,092	354,974	346,918
Total revenue	218,072	269,544	626,012	706,437
Cost of revenue:
Product	15,251	25,281	48,006	77,967
Service	28,373	31,521	89,066	94,190
Total cost of revenue	43,624	56,802	137,072	172,157
Gross profit	174,448	212,742	488,940	534,280
Operating expenses:
Research and development	37,023	42,558	117,655	129,932
Sales and marketing	69,124	66,994	209,070	209,435
General and administrative	23,109	25,533	73,975	75,584
Amortization of acquired intangible assets	12,533	13,818	37,790	41,500
Restructuring charges	—	89	—	1,803
Goodwill impairment	167,106	—	167,106	—
Gain on divestiture of a business	—	—	(3,806)	—
Total operating expenses	308,895	148,992	601,790	458,254
Income (loss) from operations	(134,447)	63,750	(112,850)	76,026
Interest and other income (expense), net:
Interest income	2,145	1,480	6,942	2,512
Interest expense	(2,208)	(2,914)	(6,475)	(7,021)
Other income (expense), net	792	(1,738)	805	(2,045)
Total interest and other income (expense), net	729	(3,172)	1,272	(6,554)
Income (loss) before income tax expense (benefit)	(133,718)	60,578	(111,578)	69,472
Income tax expense (benefit)	(1,141)	7,960	3,737	6,603
Net income (loss)	$(132,577)	$52,618	$(115,315)	$62,869
Basic net income (loss) per share	$(1.87)	$0.73	$(1.61)	$0.87
Diluted net income (loss) per share	$(1.87)	$0.72	$(1.61)	$0.86
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	71,077	71,744	71,577	72,015
Net income (loss) per share - diluted	71,077	73,049	71,577	73,271
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income (loss)	$(132,577)	$52,618	$(115,315)	$62,869
Other comprehensive income (loss):
Cumulative translation adjustments	216	114	146	(447)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefit) of $18, $8, ($13) and $4, respectively	57	25	(40)	14
Total net change in market value of investments	57	25	(40)	14
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefit) of $62, $144, $26, and ($140), respectively	188	467	84	(442)
Reclassification adjustment for net gains (losses) included in net income (loss), net of taxes (benefit) of $9, $30, ($18) and $120, respectively	30	97	(58)	381
Total net change in market value of derivatives	218	564	26	(61)
Other comprehensive income (loss)	491	703	132	(494)
Total comprehensive income (loss)	$(132,086)	$53,321	$(115,183)	$62,375
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31, 2023
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, September 30, 2023	130,875,398	$130	$3,142,712	$5,379	59,177,497	$(1,596,026)	$487,475	$2,039,670
Net loss							(132,577)	(132,577)
Unrealized net investment gains				57				57
Unrealized net gains on derivative financial instruments				218				218
Cumulative translation adjustments				216				216
Issuance of common stock pursuant to vesting of restricted stock units	47,079	1						1
Stock-based compensation expense for restricted stock units granted to employees			15,571					15,571
Repurchase of treasury stock			—		725,076	(19,253)		(19,253)
Balance, December 31, 2023	130,922,477	$131	$3,158,283	$5,870	59,902,573	$(1,615,279)	$354,898	$1,903,903

	Nine Months Ended December 31, 2023
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2023	128,683,824	$128	$3,099,698	$5,738	57,434,779	$(1,546,128)	$470,213	$2,029,649
Net loss							(115,315)	(115,315)
Unrealized net investment losses				(40)				(40)
Unrealized net gains on derivative financial instruments				26				26
Cumulative translation adjustments				146				146
Issuance of common stock pursuant to vesting of restricted stock units	2,028,862	3						3
Stock-based compensation expense for restricted stock units granted to employees			52,579					52,579
Issuance of common stock under employee stock purchase plan	209,791		6,006					6,006
Repurchase of treasury stock			—		2,467,794	(69,151)		(69,151)
Balance, December 31, 2023	130,922,477	$131	$3,158,283	$5,870	59,902,573	$(1,615,279)	$354,898	$1,903,903

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

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(115,315)	$62,869
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	56,928	64,302
Operating lease right-of-use assets	7,857	7,984
Gain on divestiture of a business	(3,806)	—
Loss on disposal of fixed assets	299	47
Share-based compensation expense	54,653	47,225
Change in fair value of derivative investment	(206)	—
Goodwill impairment	167,106	—
Deferred income taxes	(35,530)	(38,435)
Other (gains) losses	(1,758)	9
Changes in assets and liabilities
Accounts receivable and unbilled costs	(77,787)	(67,101)
Inventories	(634)	8,323
Prepaid expenses and other assets	(6,583)	4,279
Accounts payable	(984)	(7,129)
Accrued compensation and other expenses	(46,170)	(7,804)
Operating lease liabilities	(8,970)	(9,061)
Income taxes payable	(2,631)	(2,675)
Deferred revenue	(21,236)	(18,910)
Net cash (used in) provided by operating activities	(34,767)	43,923
Cash flows from investing activities:
Purchase of marketable securities and investments	(43,159)	(100,265)
Proceeds from sales and maturity of marketable securities	53,569	103,152
Purchase of fixed assets	(4,740)	(8,381)
Purchase of intangible assets	—	(161)
Proceeds from divestiture of a business	7,766	—
(Increase) decrease in deposits	(7)	8
Net cash provided by (used in) investing activities	13,429	(5,647)
Cash flows from financing activities:
Issuance of common stock under stock plans	3	2
Treasury stock repurchases, including accelerated share repurchases	(50,000)	(150,039)
Tax withholding on restricted stock units	(19,151)	(19,187)
Repayment of long-term debt	—	(150,000)
Net cash used in financing activities	(69,148)	(319,224)
Effect of exchange rate changes on cash and cash equivalents	1,347	(3,169)
Net decrease in cash and cash equivalents	(89,139)	(284,117)
Cash and cash equivalents, beginning of period	386,794	636,161
Cash and cash equivalents, end of period	$297,655	$352,044
Supplemental disclosures:
Cash paid for interest	$4,817	$5,351
Cash paid for income taxes	$54,481	$47,294
Non-cash transactions:
Transfers of inventory to fixed assets	$1,814	$1,371
Additions to property, plant and equipment included in accounts payable	$414	$622
Issuance of common stock under employee stock plans	$6,006	$6,539
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
Global and Macroeconomic Conditions
The Company continues to closely monitor the current global and macroeconomic conditions, including the impacts of the ongoing Ukraine and Israel wars, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact its customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic trends remains uncertain. It is possible that the measures taken by the governments of countries affected and the resulting economic impacts may materially and adversely affect the Company's future results of operations, cash flows and financial position as well as its customers.
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. Late in the second quarter of fiscal year 2024, the Company experienced a slowing in order conversion, which affected the Company's fiscal year 2024 results and outlook. The Company has taken and continues to take precautionary actions to manage costs and increase productivity across the organization. This includes managing discretionary spending and hiring activities. In addition, based on covenant levels, the Company had as of December 31, 2023, an incremental $700 million available under its revolving credit facility.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendments are effective retrospectively for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU 2023-09 is effective for NetScout beginning April 1, 2025. Early adoption is permitted. The Company is in the process of evaluating the impact that the adoption ASU 2023-09 will have to the financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 is effective for NetScout beginning April 1, 2025. Early adoption is permitted, and the amendments should be applied retrospectively. The Company is in the process of evaluating the impact that the adoption ASU 2023-07 will have to the financial statements and related disclosures.

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
During the nine months ended December 31, 2023, the Company recognized revenue of $273.8 million related to the Company's deferred revenue balance reported at March 31, 2023.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at December 31, 2023.
At December 31, 2023, the Company had total deferred revenue of $418.0 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $293.4 million, or 70%, of this revenue during the next 12 months, and expects to recognize the remaining $124.6 million, or 30%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $6.3 million and $6.6 million at December 31, 2023 and March 31, 2023, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the nine months ended December 31, 2023.
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

At December 31, 2023, the consolidated balance sheet included $9.0 million in assets related to sales commissions to be expensed in future periods. A balance of $4.5 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at December 31, 2023. At March 31, 2023, the consolidated balance sheet included $9.4 million in assets related to sales commissions to be expensed in future periods. A balance of $4.7 million was included in prepaid expenses and other current assets, and a balance of $4.7 million was included in other assets in the Company's consolidated balance sheet at March 31, 2023.
During the three and nine months ended December 31, 2023 and 2022, respectively, the Company recognized $1.7 million, $1.8 million, $5.1 million, and $5.2 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2023	$675
Additions resulting in charges to operations	451
Charges (recoveries) to other accounts	—
Deductions due to write-offs	(50)
Balance at December 31, 2023	$1,076

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At December 31, 2023 and March 31, 2023, the Company had no direct customers or channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and nine months ended December 31, 2023, no direct customers or channel partners accounted for more than 10% of the Company's total revenue. During the three and nine months ended December 31, 2022, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no channel partners accounted for more than 10% of total revenue.
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

On September 14, 2023, the Company's stockholders approved an amendment and restatement to the 2019 First Amended Plan (2019 Third Amended Plan) to further increase the number of shares reserved for issuance by 5,900,000 shares and changed the "fungible share counting ratio" used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Third Amended Plan. At September 14, 2023, there was a total of 8,263,547 shares reserved for issuance under the 2019 Third Amended Plan, which consisted of 5,900,000 new shares plus 2,363,547 shares that remained available for grant under the 2019 Second Amended Plan as of September 14, 2023, the effective date of the 2019 Third Amended Plan. The Company refers to the 2019 Plan, 2019 First Amended Plan, 2019 Second Amended Plan and 2019 Third Amended Plan collectively as the "Amended 2019 Plan". At December 31, 2023, an aggregate of 8,279,049 shares remained available for grant under the Amended 2019 Plan.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Cost of product revenue	$306	$262	$1,027	$869
Cost of service revenue	2,069	1,781	6,897	5,606
Research and development	4,498	4,174	14,872	13,185
Sales and marketing	5,680	5,445	19,639	17,238
General and administrative	3,811	3,481	12,218	10,327
	$16,364	$15,143	$54,653	$47,225
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2023. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the nine months ended December 31, 2023, employees purchased 209,791 shares under the ESPP and the fair value per share was $28.63.
NOTE 5 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at December 31, 2023 and March 31, 2023.

Marketable Securities
The following is a summary of marketable securities held by NetScout at December 31, 2023, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$10,990	$(26)	$10,964
Commercial paper	8,668	—	8,668
Certificates of deposit	3,855	—	3,855
Total short-term marketable securities	23,513	(26)	23,487
U.S. government and municipal obligations	1,013	(3)	1,010
Total long-term marketable securities	1,013	(3)	1,010
Total marketable securities	$24,526	$(29)	$24,497
The following is a summary of marketable securities held by NetScout at March 31, 2023, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$8,796	$(1)	$8,795
Commercial paper	19,136	—	19,136
Corporate bonds	310	—	310
Certificates of deposit	3,963	—	3,963
Total short-term marketable securities	32,205	(1)	32,204
U.S. government and municipal obligations	8,915	25	8,940
Total long-term marketable securities	8,915	25	8,940
Total marketable securities	$41,120	$24	$41,144
Contractual maturities of the Company's marketable securities held at December 31, 2023 and March 31, 2023 were as follows (in thousands):

	December 31, 2023	March 31, 2023
Available-for-sale securities:
Due in 1 year or less	$23,487	$32,204
Due after 1 year through 5 years	1,010	8,940
	$24,497	$41,144

Investments
In February 2023, the Company entered into a forward share purchase agreement with Napatech A/S (Napatech), a publicly traded Danish company registered on the Oslo stock exchange, to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock. As part of the agreement, the Company received the right to designate a representative to be nominated for election to the Napatech Board of Directors, which was approved by Napatech's Nomination Committee in April 2023. The Company accounts for this investment under the equity method and has elected to apply the fair value option to the investment. The Company records the investment at fair value at the end of each period based on the closing price of Napatech's stock and any change in fair value during the period is recorded in other income (expense), net within the Company's consolidated statement of operations. At December 31, 2023, the fair value of the investment in Napatech was $8.0 million and was included in marketable securities and investments in the Company's consolidated balance sheet. During the nine months ended December 31, 2023, the Company recognized a $1.8 million increase in the fair value of the equity investment in Napatech in other income (expense), net within the Company's consolidated statement of operations. For the nine months ended December 31, 2023, the unrealized losses related to foreign currency translation on the equity investment in Napatech were immaterial.
NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at December 31, 2023 and March 31, 2023 (in thousands):

	Fair Value Measurements at
	December 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$296,144	$1,511	$—	$297,655
U.S. government and municipal obligations	11,974	—	—	11,974
Commercial paper	—	8,668	—	8,668
Certificate of deposits	—	3,855	—	3,855
Equity investment in Napatech	7,970	—	—	7,970
Derivative financial instruments	—	67	—	67
	$316,088	$14,101	$—	$330,189
LIABILITIES:
Derivative financial instruments	$—	$(12)	$—	$(12)
	$—	$(12)	$—	$(12)

	Fair Value Measurements at
	March 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$370,455	$16,339	$—	$386,794
U.S. government and municipal obligations	17,735	—	—	17,735
Commercial paper	—	19,136	—	19,136
Corporate bonds	310	—	—	310
Certificate of deposits	—	3,963	—	3,963
Derivative financial instruments	—	59	—	59
	$388,500	$39,497	$—	$427,997
LIABILITIES:
Derivative financial instruments	$—	$(49)	$(1,380)	$(1,429)
	$—	$(49)	$(1,380)	$(1,429)
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
The Company’s Level 3 liability at March 31, 2023 consisted of a forward share purchase contract with Napatech to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million, which qualified as a derivative instrument under authoritative guidance. The Company measured the forward share purchase contract at March 31, 2023 at fair value based on inputs which were observable and those which were not observable in the market, resulting in a charge related to the Level 3 fair value hierarchy classification. During the nine months ended December 31, 2023, the Company recorded a $0.2 million decrease in the fair value of the derivative financial instrument liability in other income (expense), net within the Company's consolidated statement of operations. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock valued at $6.2 million at such time.
The following table sets forth a reconciliation of changes in the fair value of the Company's Level 3 financial liability for the nine months ended December 31, 2023 (in thousands):

Derivative
Instrument
Balance at March 31, 2023	$(1,380)
Change in fair value of derivative investment	206
Settlement of derivative instrument	1,174
Balance at December 31, 2023	$—

NOTE 7 – INVENTORIES
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2023	March 31, 2023
Raw materials	$10,651	$12,352
Work in process	14	14
Finished goods	4,157	5,183
Deferred costs	520	407
	$15,342	$17,956
NOTE 8 - DIVESTITURES
Business Divestiture
On September 8, 2023, the Company entered into an Asset Purchase Agreement to divest its Test Optimization business (TO business) for a purchase price of $7.8 million, inclusive of a working capital adjustment. The Company recorded a gain of $3.8 million on the divestiture during the nine months ended December 31, 2023. In connection with the divestiture, the Company has entered into a transitional services agreement with the buyer to provide certain services which ended on December 31, 2023.
The Company determined that the sale of the TO business did not represent a strategic shift and will not have a major effect on its consolidated results of operations, financial position or cash flow. Accordingly, the Company has not presented the sale as a discontinued operation in the consolidated financial statements.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has one reporting unit. Goodwill is tested for impairment at a reporting unit level at least annually, as of January 31, or on an interim basis if an event occurs or circumstances change (a "triggering event") that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
As a result of the sustained decline in the Company's stock price and overall market capitalization during the third quarter of fiscal year 2024, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill at December 31, 2023. The Company estimated the implied fair value of its goodwill using a market approach. As a result of the quantitative impairment test performed during the third quarter of fiscal year 2024, the Company determined goodwill was impaired and recorded a goodwill impairment charge of $167.1 million during the periods ended December 31, 2023.
The key assumption in the market approach was the company-specific control premium, which was estimated using expected synergies that would be realized by a hypothetical buyer. The Company also compared its implied control premium to recent control premiums paid in the industry, as evidenced by guideline public company comparable transactions. Changes in the estimates or assumptions used in its quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, continued increases in costs, and rising interest rates and other macroeconomic factors. An increase or decrease of 1% in the company-specific control premium used in the determination of the fair value of the reporting unit under the market approach would have resulted in an increase or decrease in the goodwill impairment recorded of approximately $15.6 million.
The Company will complete its annual goodwill impairment test at January 31, 2024. Throughout the fourth quarter of fiscal year 2024, the Company will continue to monitor relevant facts and circumstances, including future changes in its stock price. The Company may be required to record additional goodwill impairment charges. While management cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on the Company's results of operations and financial condition.
At December 31, 2023 and March 31, 2023, the carrying amounts of goodwill were $1.6 billion and $1.7 billion, respectively. The change in the carrying amount of goodwill for the nine months ended December 31, 2023 was due to the impairment of goodwill, the divestiture of the TO business, and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2023 as follows (in thousands):

Balance at March 31, 2023	$1,724,404
Goodwill impairment	(167,106)
Divestiture of a business	(4,259)
Foreign currency translation impact	(1,498)
Balance at December 31, 2023	$1,551,541
Intangible Assets
The net carrying amounts of intangible assets were $323.9 million and $366.6 million at December 31, 2023 and March 31, 2023, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
The Company reviews definite-lived intangible assets for impairment when an event occurs that may indicate potential impairment. The sustained decline in the Company's stock price and market capitalization during the third quarter of fiscal year 2024 was considered a triggering event. As such, the Company conducted an impairment test of its definite-lived intangible assets at December 31, 2023. Based on this assessment, the Company concluded that the carrying values of the Company's definite-lived intangible assets were recoverable as of December 31, 2023. However, if future events occur or if business conditions deteriorate, the Company may be required to record an impairment loss, and or accelerate the amortization of definite-live intangible assets in the future, which could be material to its results of operations and financial condition.
Intangible assets include the following amortizable intangible assets at December 31, 2023 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$248,827	$(237,264)	$11,563
Customer relationships	8 - 18 years	765,515	(464,928)	300,587
Distributor relationships and technology licenses	1 - 6 years	7,812	(7,219)	593
Definite-lived trademark and trade name	2 - 9 years	57,768	(46,803)	10,965
Core technology	10 years	7,192	(7,192)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(1,017)	191
		$1,091,639	$(767,740)	$323,899

Intangible assets include the following amortizable intangible assets at March 31, 2023 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$249,903	$(233,440)	$16,463
Customer relationships	8 - 18 years	768,179	(433,876)	334,303
Distributor relationships and technology licenses	1 - 6 years	11,547	(10,133)	1,414
Definite-lived trademark and trade name	2 - 9 years	57,694	(43,489)	14,205
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(1,002)	206
		$1,099,332	$(732,741)	$366,591

Amortization included as cost of product revenue consists of amortization of developed technology, and distributor relationships and technology licenses. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and nine months ended December 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Amortization of intangible assets included as:
Cost of product revenue	$1,907	$2,627	$5,733	$7,908
Operating expense	12,538	13,823	37,805	41,515
	$14,445	$16,450	$43,538	$49,423
The following is the expected future amortization expense at December 31, 2023 for the fiscal years ending March 31 (in thousands):

2024 (remaining three months)	$14,485
2025	50,915
2026	46,544
2027	43,660
2028	40,699
Thereafter	127,596
$323,899

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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets at December 31, 2023 and March 31, 2023 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023
Derivatives Designated as Hedging Instruments:
Forward contracts	$10,373	$10,265	$67	$59	$7	$29
Derivatives Not Designated as Hedging Instruments:
Forward contracts	5,098	6,031	—	—	5	20
			$67	$59	$12	$49
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the three months ended December 31, 2023 and 2022 (in thousands):

	Gain Recognized in OCI on Derivative (a)		Gain Reclassified from Accumulated OCI into Income (b)
	December 31, 2023	December 31, 2022	Location	December 31, 2023	December 31, 2022
Forward contracts	$250	$611	Research and development	$1	$30
			Sales and marketing	38	97
	$250	$611		$39	$127

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the three months ended December 31, 2023 and 2022 (in thousands):

	Loss Recognized in Income (a)
	Location	December 31, 2023	December 31, 2022
Forward contracts	General and administrative	$(5)	$—
		$(5)	$—
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the nine months ended December 31, 2023 and 2022 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	December 31, 2023	December 31, 2022	Location	December 31, 2023	December 31, 2022
Forward contracts	$110	$(582)	Research and development	$—	$49
			Sales and marketing	(76)	452
	$110	$(582)		$(76)	$501

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the nine months ended December 31, 2023 and 2022 (in thousands):

	Loss Recognized in Income (a)
	Location	December 31, 2023	December 31, 2022
Forward contracts	General and administrative	$(5)	$—
		$(5)	$—
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
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of the Company's common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. At December 31, 2023, $100 million was outstanding under the Second Amended and Restated Credit Agreement.
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
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of the Company, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2023, until the Company has delivered financial statements for the quarter ended December 31, 2023, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and

0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended September 30, 2023, until the Company has delivered financial statements for the quarter ended December 31, 2023, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Company's previous amended credit agreement that the Company maintain a minimum consolidated interest coverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. At December 31, 2023, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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

The Company had unamortized capitalized debt issuance costs, net of $2.9 million at December 31, 2023, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $1.8 million was included as other assets in the Company's consolidated balance sheet at December 31, 2023.
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
The Company has operating leases for administrative, research and development, sales and marketing and manufacturing facilities and equipment under various non-cancelable lease agreements. The Company's leases have remaining lease terms ranging from 1 year to 7 years. The Company's lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The components of operating lease cost for the three and nine months ended December 31, 2023 and 2022, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Lease cost under long-term operating leases	$3,027	$3,078	$9,113	$9,285
Lease cost under short-term operating leases	402	870	1,240	2,849
Variable lease cost under short-term and long-term operating leases	941	821	3,142	2,677
Total operating lease cost	$4,370	$4,769	$13,495	$14,811

The table below presents supplemental cash flow information related to leases during the nine months ended December 31, 2023 and 2022 (in thousands):

	Nine Months Ended
	December 31,
	2023	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,362	$4,215

At December 31, 2023 and March 31, 2023, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	December 31, 2023	March 31, 2023
Weighted average remaining lease term in years - operating leases	5.49	6.07

Weighted average discount rate - operating leases	4.2%	4.2%
Future minimum payments under non-cancellable leases at December 31, 2023 are as follows (in thousands):

Year ending March 31:
2024 (remaining three months)	$2,552
2025	13,595
2026	11,442
2027	8,408
2028	7,288
Thereafter	15,767
Total lease payments	$59,052
Less imputed interest	(6,175)
Present value of lease liabilities	$52,877
NOTE 14 – COMMITMENTS AND CONTINGENCIES
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the three and nine months ended December 31, 2023 and 2022, respectively, (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Service cost	$20	$42	$60	$128
Interest cost	50	85	147	261
Net periodic pension cost	$70	$127	$207	$389

Expected Contributions
During the nine months ended December 31, 2023, the Company made contributions of $0.4 million to its defined benefit pension plans. During the fiscal year ending March 31, 2024, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 16 – TREASURY STOCK
On October 24, 2017, the Company's Board of Directors approved a share repurchase program that enabled the Company to repurchase up to twenty-five million shares of its common stock (2017 Share Repurchase Program). Through December 31, 2023, the Company repurchased all of the authorized 25,000,000 shares for $694.1 million in the open market under the 2017 Share Repurchase Program. The Company repurchased 1,209,153 shares for $33.6 million during the nine months ended December 31, 2023 under the 2017 Share Repurchase Program. At December 31, 2023, there were no shares of common stock that remained available to be purchased under the 2017 Share Repurchase Program.
On May 3, 2022, the Company's Board of Directors approved a new share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective once the 2017 Share Repurchase Program was completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. The Company repurchased 614,516 shares for $16.4 million under this share repurchase program during the nine months ended December 31, 2023. At December 31, 2023, 24,385,484 shares of common stock remained available to be purchased under the current program.
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
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 644,125 shares and 555,651 shares at a cost of $19.2 million and $19.2 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2023 and 2022, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.

NOTE 17 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(132,577)	$52,618	$(115,315)	$62,869
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	71,077	71,744	71,577	72,015
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	—	1,305	—	1,256
Denominator for diluted net income (loss) per share - weighted average shares outstanding	71,077	73,049	71,577	73,271
Net income per share:
Basic net income (loss) per share	$(1.87)	$0.73	$(1.61)	$0.87
Diluted net income (loss) per share	$(1.87)	$0.72	$(1.61)	$0.86
The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Restricted stock units	561	207	778	1,580
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the three months and nine months ended December 31, 2023, all outstanding restricted stock units and performance-based restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
The delivery of approximately 4.5 million shares under the Company's ASR agreements reduced the Company's outstanding shares used to determine the weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the nine months ended December 31, 2022. See Note 16 for additional information.
NOTE 18 – INCOME TAXES
Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes and U.S. taxation on foreign earnings, which are partially offset by research and development tax credits and the foreign derived intangible income deduction.
The Company's effective tax rates were 0.9% and 13.1% for the three months ended December 31, 2023 and 2022, respectively. The effective tax rate for the three months ended December 31, 2023 differed from the effective tax rate for the three months ended December 31, 2022 primarily due to the discrete income tax benefits related to the finalization of tax returns and the goodwill impairment incurred during the three months ended December 31, 2023.
The Company's effective tax rates were 3.3% and 9.5% for the nine months ended December 31, 2023 and 2022, respectively. The effective tax rate for the nine months ended December 31, 2023 differed from the effective tax rate for the nine months ended December 31, 2022 primarily due to the discrete income tax benefits related to the finalization of tax returns and the goodwill impairment incurred during the nine months ended December 31, 2023.

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
United States	$123,732	$181,206	$367,112	$461,672
Europe	45,363	35,926	111,531	105,013
Asia	17,257	15,422	47,982	44,608
Rest of the world	31,720	36,990	99,387	95,144
	$218,072	$269,544	$626,012	$706,437
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
Global and Macroeconomic Conditions
We continue to closely monitor current global and macroeconomic conditions, including the impacts of the ongoing Ukraine and Israel wars, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic conditions remain uncertain. For the fiscal year ended March 31, 2023, we observed that technology and project spending normalized after observing elongated purchasing cycles resulting from the macroeconomic impacts of the COVID-19 pandemic and we focused on advancing our products, growing revenue, enhancing earnings per share, and generating free cash flow. In response to the Russian military operations in Ukraine, we ceased business operations in Russia, including sales, support on existing contracts and professional services. Late in the second quarter of fiscal year 2024, we experienced a slowing in order conversions as customers displayed higher spending scrutiny and delayed project funding as they navigate the challenging macro environment. This has primarily affected our service assurance business with the most prominent impact within our U.S. Tier-1 service provider customers. This dynamic affected our fiscal year 2024 results through the first three quarters as well as our outlook. The macro environment remains challenging with constrained customer spending scrutiny and we expect this to persist for the remainder of fiscal year 2024 and likely into next fiscal year. As a result, we have continued our efforts to manage discretionary costs and align spending with the current environment as initiated in the second fiscal quarter.
Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, based on covenant levels at December 31, 2023, we had an incremental $700 million available to us under our revolving credit facility.
Results Overview
Total revenue decreased $80.4 million for the nine months ended December 31, 2023 as compared to total revenue for the nine months ended December 31, 2022 primarily due to a decrease in revenue from our service assurance offerings from both enterprise and service provider customers, partially offset by an increase in revenue from our cybersecurity offerings, and an increase in service revenue from maintenance contracts. The decrease in revenue from our service provider customers included lower revenue from radio frequency propagation modeling projects in the nine months ended December 31, 2023.
Our gross profit percentage increased by two percentage points to 78% during the nine months ended December 31, 2023, as compared with the nine months ended December 31, 2022 primarily due to product mix with less revenue in the nine months ended December 31, 2023 from radio frequency propagation modeling projects, which have lower margins, as well as lower incentive compensation expense.
Net loss for the nine months ended December 31, 2023 was $115.3 million, as compared with net income for the nine months ended December 31, 2022 of $62.9 million, a decrease in net income (loss) of $178.2 million. The decrease in net income (loss) was primarily due to a $167.1 million goodwill impairment charge, an $80.4 million decrease in revenue, a $1.2 million increase in travel expense, a $1.1 million increase in contractor fees, and a $1.1 million increase in other marketing related costs. These decreases in net income (loss) were partially offset by a $24.0 million decrease in costs to deliver radio frequency propagation modeling projects, a $14.0 million decrease in employee-related expenses associated with a decrease in variable incentive compensation, a $5.8 million decrease in amortization expense, a $4.4 million increase in interest income, a $3.8 million gain on the divestiture of the Test Optimization business, a $3.4 million decrease in advertising expense, a $3.2 million decrease in commissions expense, a $2.9 million decrease in income tax expense, a $1.9 million decrease in legal fees, a $1.8 million decrease in restructuring expense, a $1.7M increase from the change in fair value of an equity investment, a $1.4 million decrease in expenses related to trade shows, user conferences and other events, a $1.2 million decrease in direct material costs, and a $1.1 million decrease from depreciation expense.
At December 31, 2023, we had cash, cash equivalents, marketable securities and investments (current and non-current) of $330.1 million. This represents a decrease of $97.8 million from $427.9 million at March 31, 2023. This decrease was primarily due to $50.0 million used to repurchase shares of our common stock, $34.8 million of net cash used in operations, $19.2 million used for tax withholdings on restricted stock units, and $4.7 million used for capital expenditures, partially offset by $7.8 million in proceeds from the divestiture of the Test Optimization business during the nine months ended December 31, 2023.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation, and acquisition-related depreciation. Non-GAAP income from operations removes the aforementioned adjustments and also removes legal expenses related to civil judgments, goodwill impairment charges, gain on the divestiture of a business, and restructuring charges. Non-GAAP net income removes the foregoing adjustments related to non-GAAP income from operations, and also removes change in the fair value of derivative instrument, net of related income tax effects. Non-GAAP EBITDA from operations removes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
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
The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2023 and 2022, respectively (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue (GAAP and non-GAAP)	$218,072	$269,544	$626,012	$706,437

GAAP gross profit	$174,448	$212,742	$488,940	$534,280
Share-based compensation expense	2,375	2,043	7,924	6,475
Amortization of acquired intangible assets	1,636	2,315	4,912	6,955
Acquisition related depreciation expense	2	5	11	16
Non-GAAP gross profit	$178,461	$217,105	$501,787	$547,726

GAAP income (loss) from operations	$(134,447)	$63,750	$(112,850)	$76,026
Share-based compensation expense	16,364	15,143	54,653	47,225
Amortization of acquired intangible assets	14,169	16,133	42,702	48,455
Restructuring charges	—	89	—	1,803
Goodwill impairment	167,106	—	167,106	—
Acquisition related depreciation expense	12	59	108	183
Gain on divestiture of a business	—	—	(3,806)	—
Legal expenses related to civil judgments	45	426	130	426
Non-GAAP income from operations	$63,249	$95,600	$148,043	$174,118

GAAP net income (loss)	$(132,577)	$52,618	$(115,315)	$62,869
Share-based compensation expense	16,364	15,143	54,653	47,225
Amortization of acquired intangible assets	14,169	16,133	42,702	48,455
Restructuring charges	—	89	—	1,803
Goodwill impairment	167,106	—	167,106	—
Acquisition-related depreciation expense	12	59	108	183
Gain on divestiture of a business	—	—	(3,806)	—
Legal expenses related to civil judgments	45	426	130	426
Change in fair value of derivative instrument	—	—	(206)	—
Income tax adjustments	(13,085)	(11,449)	(26,085)	(28,585)
Non-GAAP net income	$52,034	$73,019	$119,287	$132,376

GAAP diluted net income (loss) per share	$(1.87)	$0.72	$(1.61)	$0.86
Per share impact of non-GAAP adjustments identified above	2.60	0.28	3.26	0.95
Non-GAAP diluted net income per share	$0.73	$1.00	$1.65	$1.81

GAAP income (loss) from operations	$(134,447)	$63,750	$(112,850)	$76,026
Previous adjustments to determine non-GAAP income from operations	197,696	31,850	260,893	98,092
Non-GAAP income from operations	63,249	95,600	148,043	174,118
Depreciation excluding acquisition-related depreciation expense	4,337	5,263	14,118	15,664
Non-GAAP EBITDA from operations	$67,586	$100,863	$162,161	$189,782

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

Three Months Ended December 31, 2023 and 2022
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the three months ended December 31, 2023, no direct customers or channel partners accounted for more than 10% of our total revenue. During the three months ended December 31, 2022, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no channel partners accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$95,832	44%	$149,452	55%	$(53,620)	(36)%
Service	122,240	56	120,092	45	2,148	2%
Total revenue	$218,072	100%	$269,544	100%	$(51,472)	(19)%
Product. The 36%, or $53.6 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from service provider customers from service assurance offerings, including radio frequency propagation modeling projects, as a result of industry-specific capital spending constraints. This decrease in revenue was partially offset by an increase in revenue from cybersecurity offerings from both service provider and enterprise customers.
Service. The 2%, or $2.1 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts as well as professional service contracts.
Total revenue by geography was as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
United States	$123,732	57%	$181,206	67%	$(57,474)	(32)%
International:
Europe	45,363	21	35,926	13	9,437	26%
Asia	17,257	8	15,422	6	1,835	12%
Rest of the world	31,720	14	36,990	14	(5,270)	(14)%
Subtotal international	94,340	43	88,338	33	6,002	7%
Total revenue	$218,072	100%	$269,544	100%	$(51,472)	(19)%
United States revenue decreased 32%, or $57.5 million, primarily due to a decrease in revenue from service provider and enterprise customers from service assurance offerings, including radio frequency propagation modeling projects, partially offset by an increase in revenue from service provider and enterprise customers from cybersecurity offerings. The 7%, or $6.0 million, increase in international revenue compared with the same period last year was primarily driven by an increase in revenue from enterprise customers from service assurance offerings, as well as an increase in revenue from service provider and enterprise customers from cybersecurity offerings, partially offset by a decrease in revenue from service provider customers from service assurance offerings.

Total revenue by product line was as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$148,906	68%	$211,849	79%	$(62,943)	(30)%
Cybersecurity	69,166	32	57,695	21	11,471	20%
Total revenue	$218,072	100%	$269,544	100%	$(51,472)	(19)%
The 30%, or $62.9 million, decrease in revenue from the service assurance product line was due to a decrease in revenue from both enterprise and service provider customers, including a decrease in radio frequency propagation modeling projects. The 20%, or $11.5 million, increase in revenue from the cybersecurity product line was due to higher revenue from service provider and enterprise customers.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$15,251	7%	$25,281	9%	$(10,030)	(40)%
Service	28,373	13	31,521	12	(3,148)	(10)%
Total cost of revenue	$43,624	20%	$56,802	21%	$(13,178)	(23)%
Gross profit:
Product $	$80,581	37%	$124,171	46%	$(43,590)	(35)%
Product gross profit %	84%		83%
Service $	$93,867	43%	$88,571	33%	$5,296	6%
Service gross profit %	77%		74%
Total gross profit $	$174,448		$212,742		$(38,294)	(18)%
Total gross profit %	80%		79%
Product. The 40%, or $10.0 million, decrease in cost of product revenue for the three months ended December 31, 2023 compared to the same period last year was primarily due to a $4.9 million decrease in costs related to the delivery of radio frequency propagation modeling projects, a $2.5 million decrease in direct material costs, a $0.7 million decrease in the amortization of intangible assets, a $0.6 million decrease in capitalized overhead, and a $0.6 million decrease in employee-related costs associated with a decrease in variable incentive compensation. The product gross profit percentage increased by one percentage point to 84% during the three months ended December 31, 2023 as compared with the three months ended December 31, 2022. The 35%, or $43.6 million, decrease in product gross profit is attributable to the 36%, or $53.6 million, decrease in product revenue, partially offset by the 40%, or $10.0 million, decrease in cost of product revenue.
Service. The 10%, or $3.1 million, decrease in cost of service revenue for the three months ended December 31, 2023 compared to the same period last year was primarily due to a $2.7 million decrease in employee-related costs associated with a decrease in variable incentive compensation, as well as a decrease in headcount. The service gross profit percentage increased by three percentage points to 77% during the three months ended December 31, 2023 as compared with the three months ended December 31, 2022. The 6%, or $5.3 million, increase in service gross profit is attributable to the 2%, or $2.1 increase in service revenue, and the 10%, or $3.1 million, decrease in cost of service revenue.

Gross profit. Our gross profit decreased 18%, or $38.3 million, during the three months ended December 31, 2023 when compared with the three months ended December 31, 2022. This decrease is attributable to the decrease in revenue of 19%, or $51.5 million, partially offset by the 23%, or $13.2 million, decrease in cost of revenue. As a result, the gross profit percentage increased by one percentage point to 80% for the three months ended December 31, 2023 as compared with the three months ended December 31, 2022.
Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Research and development	$37,023	17%	$42,558	16%	$(5,535)	(13)%
Sales and marketing	69,124	32	66,994	25	2,130	3%
General and administrative	23,109	10	25,533	9	(2,424)	(9)%
Amortization of acquired intangible assets	12,533	6	13,818	5	(1,285)	(9)%
Restructuring charges	—	—	89	—	(89)	(100)%
Goodwill impairment	167,106	77	—	—	167,106	100%
Total operating expenses	$308,895	142%	$148,992	55%	$159,903	107%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 13%, or $5.5 million, decrease in research and development expenses for the three months ended December 31, 2023 compared to the same period last year was primarily due to a $4.6 million decrease in employee-related expenses associated with a decrease in variable incentive compensation.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 3%, or $2.1 million, increase in total sales and marketing expenses for the three months ended December 31, 2023 compared to the same period last year was primarily due to a $4.0 million increase in expenses related to trade shows and other events, and a $0.5 million increase in employee-related expenses. These increases were partially offset by a $1.5 million decrease in commissions expense, and a $0.8 million decrease in advertising and other marketing related costs.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 9%, or $2.4 million, decrease in general and administrative expenses for the three months ended December 31, 2023 compared to the same period last year was primarily due to a $1.6 million decrease in employee-related expenses associated with a decrease in variable incentive compensation, and a $1.2 million decrease in legal fees. These decreases were partially offset by a $0.5 million increase in accounting related expenses.
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
Goodwill impairment. As a result of a sustained decline in our stock price and overall market capitalization during the third quarter of fiscal year 2024, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at December 31, 2023. We estimated the implied fair value of our goodwill using a market approach. As a result of the quantitative impairment test, we determined goodwill was impaired and recorded a goodwill impairment charge of $167.1 million during the three months ended December 31, 2023.

The key assumption in the market approach was the company-specific control premium, which was estimated using expected synergies that would be realized by a hypothetical buyer. We also compared its implied control premium to recent control premiums paid in the industry, as evidenced by guideline public company comparable transactions. This information corroborated that the company-specific control premium was within the range of premiums for other companies operating in the industry. Changes in the estimates or assumptions used in its quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, continued increases in costs, and rising interest rates and other macroeconomic factors. An increase or decrease of 1% in the company-specific control premium used in the determination of the fair value of the reporting unit under the market approach would have resulted in an increase or decrease in the goodwill impairment recorded during the three months ended December 31, 2023 of approximately $15.6 million.
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$729	—%	$(3,172)	(1)%	$3,901	123%
The 123%, or $3.9 million, change in interest and other income (expense), net for the three months ended December 31, 2023 compared to the same period last year was primarily due to a $1.5 million increase from the change in fair value of the equity investment in Napatech, a $1.2 million decrease in foreign exchange expense, a $0.7 million increase in interest income, and a $0.7 million decrease in interest expense due to debt repayments on the credit facility in March 2023, partially offset by an increase in the average interest rate on the credit facility.
Income Taxes. The effective tax rates were 0.9% and 13.1% for the three months ended December 31, 2023 and 2022, respectively. The effective tax rate for the three months ended December 31, 2023 differed from the effective tax rate for the three months ended December 31, 2022, primarily due to the discrete income tax benefits related to the finalization of tax returns filings and the goodwill impairment incurred during the three months ended December 31, 2023.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$(1,141)	(1)%	$7,960	3%	$(9,101)	(114)%

Nine Months Ended December 31, 2023 and 2022
Revenue
During the nine months ended December 31, 2023, no direct customer or channel partner accounted for more than 10% of our total revenue. During the nine months ended December 31, 2022, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no channel partner accounted for more than 10% of our total revenue.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$271,038	43%	$359,519	51%	$(88,481)	(25)%
Service	354,974	57%	346,918	49%	8,056	2%
Total revenue	$626,012	100%	$706,437	100%	$(80,425)	(11)%
Product. The 25%, or $88.5 million, decrease in product revenue compared with the same period last year was due to a decrease in revenue from both service provider and enterprise customers from service assurance offerings, including radio frequency propagation modeling projects, as a result of industry-specific capital spending constraints. This decrease in revenue was partially offset by an increase in revenue from cybersecurity offerings from both service provider and enterprise customers.
Service. The 2%, or $8.1 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts as well as professional service contracts.
Total revenue by geography was as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
United States	$367,112	59%	$461,672	65%	$(94,560)	(20)%
International:
Europe	111,531	18	105,013	15	6,518	6%
Asia	47,982	7	44,608	7	3,374	8%
Rest of the world	99,387	16	95,144	13	4,243	4%
Subtotal international	258,900	41	244,765	35	14,135	6%
Total revenue	$626,012	100%	$706,437	100%	$(80,425)	(11)%
United States revenue decreased 20%, or $94.6 million, primarily due to a decrease in revenue from service assurance offerings from both enterprise and service provider customers, including radio frequency propagation modeling projects. The 6%, or $14.1 million, increase in international revenue compared with the same period last year was primarily driven by higher revenue from both enterprise and service provider customers from cybersecurity offerings.

Total revenue by product line was as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$424,392	68%	$528,766	75%	$(104,374)	(20)%
Cybersecurity	201,620	32	177,671	25	23,949	13%
Total revenue	$626,012	100%	$706,437	100%	$(80,425)	(11)%
The 20%, or $104.4 million, decrease in revenue from the service assurance product line was due to a decrease in revenue from both enterprise and service provider customers, including radio frequency propagation modeling projects, and the 13%, or $23.9 million, increase in revenue from the cybersecurity product line was due to an increase in revenue from service provider and enterprise customers.
Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$48,006	8%	$77,967	11%	$(29,961)	(38)%
Service	89,066	14	94,190	13	(5,124)	(5)%
Total cost of revenue	$137,072	22%	$172,157	24%	$(35,085)	(20)%
Gross profit:
Product $	$223,032	36%	$281,552	40%	$(58,520)	(21)%
Product gross profit %	82%		78%
Service $	$265,908	42%	$252,728	36%	$13,180	5%
Service gross profit %	75%		73%
Total gross profit $	$488,940		$534,280		$(45,340)	(8)%
Total gross profit %	78%		76%
Product. The 38%, or $30.0 million, decrease in cost of product revenue for the nine months ended December 31, 2023 compared to the same period last year was primarily due to a $24.0 million decrease in costs related to the delivery of radio frequency propagation modeling projects, a $2.1 million decrease in the amortization of intangible assets, a $1.2 million decrease in direct material costs, a $1.2 million decrease in employee-related costs largely due to a decrease in variable incentive compensation, and a $0.6 million decrease in inventory obsolescence charges. The product gross profit percentage increased by four percentage points to 82% during the nine months ended December 31, 2023 when compared to the nine months ended December 31, 2022. The 21%, or $58.5 million, decrease in product gross profit is attributable to the 25%, or $88.5 million, decrease in product revenue, partially offset by the 38%, or $30.0 million, decrease in cost of product revenue.
Service. The 5%, or $5.1 million, decrease in cost of service revenue for the nine months ended December 31, 2023 compared to the same period last year was primarily due to a $5.0 million decrease in employee-related expenses largely due to a decrease in variable incentive compensation, as well as a decrease in headcount. This decrease was partially offset by a $0.7 million increase in cost of materials used to support customers under service contracts. The service gross profit percentage increased by two percentage points to 75% for the nine months ended December 31, 2023 when compared to the nine months ended December 31, 2022. The 5%, or $13.2 million, increase in service gross profit is attributable to the 2%, or $8.1 million increase in service revenue, and the 5%, or $5.1 million, decrease in cost of service revenue.
Gross profit. Our gross profit for the nine months ended December 31, 2023 decreased 8%, or $45.3 million, compared to the same period last year. This decrease is primarily attributable to the decrease in revenue of 11%, or $80.4 million, partially offset by the 20%, or $35.1 million, decrease in cost of revenue. The gross profit percentage increased by two percentage points to 78% for the nine months ended December 31, 2023 when compared to the nine months ended December 31, 2022.
Operating Expenses

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Research and development	$117,655	19%	$129,932	18%	$(12,277)	(9)%
Sales and marketing	209,070	33	209,435	30	(365)	—%
General and administrative	73,975	12	75,584	11	(1,609)	(2)%
Amortization of acquired intangible assets	37,790	6	41,500	6	(3,710)	(9)%
Restructuring charges	—	—	1,803	—	(1,803)	(100)%
Goodwill impairment	167,106	27	—	—	167,106	100%
Gain on divestiture of a business	(3,806)	(1)	—	—	(3,806)	(100)%
Total operating expenses	$601,790	96%	$458,254	65%	$143,536	31%
Research and development. The 9%, or $12.3 million, decrease in research and development expenses for the nine months ended December 31, 2023 compared to the same period last year was primarily due to a $9.9 million decrease in employee-related expenses largely due to a decrease in variable incentive compensation, a $1.3 million decrease in contractor fees, and a $0.8 million decrease from depreciation expense.
General and administrative. The 2%, or $1.6 million, decrease in general and administrative expenses for the nine months ended December 31, 2023 compared to the same period last year was primarily due to a $1.9 million decrease in legal fees, a $1.8 million decrease in employee-related expenses largely due to a decrease in variable incentive compensation, and a $0.5 million decrease in the provision for allowance for credit losses. These decreases were partially offset by a $1.9 million increase in contractor fees, a $0.8 million increase in accounting related expenses, and a $0.6 million increase in business taxes.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and leasehold interest related to the Comms Transaction and the acquisitions of Simena LLC, Network General Corporation, Avvasi, Inc. and Efflux Systems, Inc.
The 9%, or $3.7 million, decrease in amortization of acquired intangible assets for the nine months ended December 31, 2023 compared to the same period last year was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction and Network General Corporation.
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
Goodwill impairment. As a result of a sustained decline in our stock price and overall market capitalization during the third quarter of fiscal year 2024, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at December 31, 2023. We estimated the implied fair value of our goodwill using a market approach. As a result of the quantitative impairment test, we determined goodwill was impaired and recorded a goodwill impairment charge of $167.1 million during the nine months ended December 31, 2023.
The key assumption in the market approach was the company-specific control premium, which was estimated using expected synergies that would be realized by a hypothetical buyer. We also compared its implied control premium to recent control premiums paid in the industry, as evidenced by guideline public company comparable transactions. This information corroborated that the company-specific control premium was within the range of premiums for other companies operating in the industry. Changes in the estimates or assumptions used in its quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, continued increases in costs, and rising interest rates and other macroeconomic factors. An increase or decrease of 1% in the company-specific control premium used in the determination of the fair value of the reporting unit under the market approach would have resulted in an increase or decrease in the goodwill impairment recorded during the nine months ended December 31, 2023 of approximately $15.6 million.
Gain on Divestiture of Business. During the nine months ended December 31, 2023, we recorded a $3.8 million gain on the divestiture of the Test Optimization business.
Interest and Other Income (Expense), Net

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$1,272	—%	$(6,554)	(1)%	$7,826	119%
The 119%, or $7.8 million, change in interest and other income (expense), net was primarily due to a $4.4 million increase in interest income, a $1.6 million increase from the change in fair value of the equity investment in Napatech, a $0.8 million decrease in foreign exchange expense, and a $0.5 million decrease in interest expense due to debt repayments on the credit facility in March 2023, partially offset by an increase in the average interest rate on the credit facility during the nine months ended December 31, 2023, when compared to the nine months ended December 31, 2022.
Income Taxes. Our effective tax rates were 3.3% and 9.5% for the nine months ended December 31, 2023 and 2022, respectively. The effective tax rate for the nine months ended December 31, 2023 differed from the effective rate for the nine months ended December 31, 2022, primarily due to the discrete income tax benefits related to the finalization of tax returns and the goodwill impairment incurred during the nine months ended December 31, 2023.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2023		2022
		% of Revenue		% of Revenue	$	%
Income tax expense	$3,737	1%	$6,603	1%	$(2,866)	(43)%

Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at December 31, 2023 was $4.9 million compared to $44.4 million at March 31, 2023. Combined product backlog included fulfillable backlog of $4.5 million and $41.1 million at December 31, 2023 and March 31, 2023, respectively. Total backlog includes orders that were received late in the quarter and radio frequency propagation modeling projects. In some cases, we have begun these projects but have not yet hit billable milestones. At December 31, 2023 and March 31, 2023, deferred revenue and accounts receivable each contained a gross balance of $2.9 million and $8.3 million, respectively, related to these radio frequency propagation modeling project orders.

Liquidity and Capital Resources
Cash, cash equivalents, marketable securities and investments consisted of the following (in thousands):

	December 31, 2023	March 31, 2023
Cash and cash equivalents	$297,655	$386,794
Short-term marketable securities and investments	31,457	32,204
Long-term marketable securities	1,010	8,940
Cash, cash equivalents, marketable securities and investments	$330,122	$427,938
Cash, cash equivalents, marketable securities and investments
At December 31, 2023, cash, cash equivalents, marketable securities and investments (current and non-current) totaled $330.1 million, a $97.8 million decrease from $427.9 million at March 31, 2023. This decrease was primarily due to $50.0 million used to repurchase shares of our common stock, $34.8 million of net cash used in operations, $19.2 million used for tax withholdings on restricted stock units, and $4.7 million used for capital expenditures, partially offset by $7.8 million in proceeds from the divestiture of the Test Optimization business during the nine months ended December 31, 2023. Cash held outside the United States was approximately $159.3 million.
Cash and cash equivalents were impacted by the following:

	Nine Months Ended
	December 31,
	(in thousands)
	2023	2022
Net cash (used in) provided by operating activities	$(34,767)	$43,923
Net cash provided by (used in) investing activities	$13,429	$(5,647)
Net cash used in financing activities	$(69,148)	$(319,224)
Net cash from operating activities
Cash used in operating activities was $34.8 million during the nine months ended December 31, 2023, compared with $43.9 million of cash provided by operating activities during the nine months ended December 31, 2022. The $78.7 million change was due in part to a $178.2 million decrease from the change in net income (loss), a $38.4 million decrease from accrued compensation and other expenses, a $10.9 million decrease from prepaid expenses and other assets, a $10.7 million decrease from accounts receivable, a $9.0 million decrease from inventories, a $7.4 million decrease from depreciation and amortization expense, a $3.8 million decrease from the gain on the divestiture of the Test Optimization business, a $2.3 million decrease from deferred revenue, and a $1.8 million decrease from the fair value of an equity investment. These decreases were partially offset by a $167.1 million goodwill impairment charge, a $7.4 million increase from share-based compensation, a $6.1 million increase from accounts payable, and a $2.9 million increase from deferred income taxes during the nine months ended December 31, 2023 as compared with the nine months ended December 31, 2022.

Net cash from investing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2023	2022
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities and investments	$(43,159)	$(100,265)
Proceeds from sales and maturity of marketable securities	53,569	103,152
Purchase of fixed assets	(4,740)	(8,381)
Purchase of intangible assets	—	(161)
Proceeds from divestiture of a business	7,766	—
(Increase) decrease in deposits	(7)	8
	$13,429	$(5,647)
Cash provided by investing activities was $13.4 million during the nine months ended December 31, 2023, compared with $5.6 million of cash used in investing activities during the nine months ended December 31, 2022. The $19.1 million change was due in part to a $7.5 million increase in cash inflow from marketable securities related to a $57.1 million decrease related to the purchase of marketable securities and investments, partially offset by a decrease of $49.6 million in proceeds from the sales and maturity of marketable securities during the nine months ended December 31, 2023 when compared with the nine months ended December 31, 2022. In addition, there was a $7.8 million increase in proceeds from the divestiture of the Test Optimization business during the nine months ended December 31, 2023.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2024.
Net cash from financing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2023	2022
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$3	$2
Treasury stock repurchases, including accelerated share repurchases	(50,000)	(150,039)
Tax withholding on restricted stock units	(19,151)	(19,187)
Repayment of long-term debt	—	(150,000)
	$(69,148)	$(319,224)
Cash used in financing activities changed by $250.1 million to $69.1 million during the nine months ended December 31, 2023, compared with $319.2 million of cash used in financing activities during the nine months ended December 31, 2022.
During the nine months ended December 31, 2023, we repurchased a total of 1,209,153 shares for $33.6 million in the open market under the 2017 Share Repurchase Program, and 614,516 shares for $16.4 million in the open market under the 2022 Share Repurchase Program. During the nine months ended December 31, 2022, we repurchased 4,549,329 shares of our common stock under an accelerated share repurchase program for $150.0 million.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 644,125 and 555,651 shares at a cost of $19.2 million and $19.2 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2023 and 2022, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
During the nine months ended December 31, 2022, we repaid $150.0 million of borrowings under the Second Amended and Restated Credit Agreement.

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
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of our common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. At December 31, 2023, $100 million was outstanding under the Second Amended and Restated Credit Agreement.
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
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of NetScout, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of our financial statements for the quarter ended September 30, 2023, until we have delivered financial statements for the quarter ended December 31, 2023, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended September 30, 2023, until we have delivered financial statements for the quarter ended December 31, 2023, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under our previous amended credit agreement that we maintain a minimum consolidated interest coverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to our adjusted consolidated EBITDA. Our maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. At December 31, 2023, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
We had unamortized capitalized debt issuance costs, net of $2.9 million at December 31, 2023, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $1.8 million was included as other assets in our consolidated balance sheet at December 31, 2023.
Cash Requirements
We are actively managing the business to generate cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements for at least the next twelve months.
We have contractual obligations for long-term debt, operating leases, unconditional purchase obligations, pension benefits plans and certain other long-term liabilities. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report filed on form 10-K. We expect net cash provided by operating activities combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirement over at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and our revolving credit facility. However, macroeconomic conditions, including high inflation and interest rates, and a potential recession, could increase our anticipated funding requirements or make it more difficult for us to access capital.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At December 31, 2023, we owed $100 million on this loan with an interest rate of 6.46%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2023. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $646 thousand as of December 31, 2023.
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
At December 31, 2023, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.4 million and foreign currency forward contracts not designated as hedging instruments with a notional amount of $5.1 million. The valuation of outstanding foreign currency forward contracts (both designated and not designated as hedging instruments) at December 31, 2023 resulted in a liability balance of $12 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $67 thousand, reflecting favorable rates in comparison to current market rates at this date. At March 31, 2023, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.3 million and foreign currency forward contracts not designated as hedging instruments with a notional amount of $6.0 million. The valuation of outstanding foreign currency forward contracts (both designated and not designated as hedging instruments) at March 31, 2023 resulted in a liability balance of $49 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $59 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At December 31, 2023, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the amount of ultimate expense with respect to any current legal proceedings and claims, if determined adversely, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. For additional information regarding our legal proceedings, if any, see Note 14 contained in the "Notes to Consolidated Financial Statements" included in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended December 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
10/1/2023-10/31/2023	723,220	$26.56	705,892	24,385,484
11/1/2023-11/30/2023	1,584	21.51	—	24,385,484
12/1/2023-12/31/2023	272	21.95	—	24,385,484
Total	725,076	$26.55	705,892	24,385,484
(1)We purchased an aggregate of 19,184 shares during the three months ended December 31, 2023 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized on May 3, 2022 (2022 Share Repurchase Program).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.

Item 5.  Other Information

Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Joseph G. Hadzima, Jr., Director	November 30, 2023	Rule 10b5-1 Trading Arrangement	Up to 7,000 shares to be Sold	December 31, 2024	N/A	N/A

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

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 8, 2024	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 8, 2024	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)