Form 10-K
period 2024-03-31
NETSCOUT SYSTEMS INC
filed 2024-05-16
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2023 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was approximately $1,940,306,824. As of May 9, 2024, there were 71,415,713 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

NETSCOUT SYSTEMS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2024

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
Risk Factor Summary
Our operating results and financial condition have varied in the past and may vary significantly in the future depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risk and uncertainties. The following factors are among many that could cause actual results to differ materially from those contained in or implied by forward-looking statements made in this report. These statements involve the risks and uncertainties identified below as well as additional risks and uncertainties that are not yet identified or that we currently think are immaterial but may also impact our business operations. Such factors are among many that may have a material adverse impact upon our business, results of operations, liquidity, and financial condition. These risks are more fully described in Part I, Item 1A. "Risk Factors". These risks include, but are not limited to, the following:

•Unfavorable conditions in our industry, our customers' industries, the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
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
•If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
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
•Our business and operations, and the operations of our customers, partners, and/or suppliers, may be adversely affected by epidemics and pandemics. Future epidemics and pandemics risk disrupting and adversely affecting our business operations and financial results, as well as the markets and communities in which we and our customers, suppliers and other business partners operate.
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
•Our business is subject to evolving ESG laws, regulations and expectations that could expose us to numerous risks, including risks to our reputation, business, financial performance and growth.
•We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.
•We face significant competition from other technology companies.
•Uncertainties of regulation of the Internet and data traveling over the Internet or over the use of AI and evolving technologies could have a material and adverse impact on our financial condition and results of operations.
•We are subject to stringent and evolving U.S. state, local, and foreign laws, regulations, and rules, contractual obligations, policies, and other obligations related to data privacy and security. Our actual, or perceived failure to comply with such obligations (or such failure by third parties with whom we work) could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business, results of operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
•If we violate the U.S. Foreign Corrupt Practices Act or applicable anti-bribery laws in other countries, or if we fail to comply with U.S. export controls and government contracting laws, our business could be harmed.
•Our actual operating results may differ significantly from our guidance.
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

PART I

Item 1. Business
Overview
We are an industry leader with nearly four decades of experience in providing service assurance and cybersecurity solutions that are based on our pioneering deep packet inspection technology at scale, which are used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to "edge" environments, like the cloud, the rapidly evolving cybersecurity threat landscape, business intelligence and analytics advancements, including artificial intelligence, and the 5G technology evolution for both the service provider and enterprise customer verticals.
Our operating results are influenced by a number of factors, including, but not limited to, the volume, mix, and quantity of products and services sold, pricing, costs and availability of materials used in our products, growth in employee-related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce new products and services, enhance existing products and services, the marketplace acceptance of those new or enhanced products and services, continued expansion into international markets, expansion into new or adjacent markets, development of strategic partnerships, competition, successful acquisition integration efforts, and our ability to control costs, retain talent, and make improvements in a highly competitive industry.
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
Enterprise Market
    Within the enterprise market, NetScout's nGeniusONE, ISNG, Omnis Cybersecurity solutions, and Arbor Edge Defense offerings enable IT organizations to support a growing range of performance management and cybersecurity use cases including:
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
•Application Performance Management: Data Center Transformation and Cloud Computing - We enable information technology (IT) organizations, from their development operations to their infrastructure teams, to manage the delivery of services across virtual and physical environments, providing a comprehensive, unified real-time view into network, application, server, and user communities' performance. We proactively detect emerging issues with the ability to help analyze both physical and virtual service delivery environments within the data center which enables organizations to optimize datacenter infrastructure investments, protect against service degradations, and simplify the operation of complex, multi-tier application environments in consolidated, state-of-the-art data centers. Our solutions are often used by enterprises to support private cloud computing environments that are aimed at enabling greater, more cost-effective accessibility to applications without compromising the reliability and security of those applications and the network. Our solutions portfolio also includes a range of virtual appliances that can help enterprise customers extend their monitoring of applications deeper into their traditional or "colo" data centers, confidently migrate applications into public cloud environments and gain a comprehensive, cohesive view into the resulting hybrid cloud environment.

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
•Cybersecurity: DDoS Protection and Omnis Cyber Intelligence - Computer networks continue to be targeted for cyberattacks that are aimed at disrupting, damaging, or otherwise destroying an enterprise’s ability to conduct its business or gaining unauthorized access to corporate applications and restricting or stealing valuable information. We provide a range of network security solutions under the NetScout Arbor brand that enable enterprises to protect their networks from high-volume and application-specific DDoS attacks, which are aimed at either overwhelming the network with traffic or over-exercising specific functions or features of a website with the intention to disable those functions or features. We have also recently developed enhanced cybersecurity solutions for enterprises with our Omnis Cybersecurity suite of products that provide greater deep-dive forensic capabilities as well as analytics that can provide visibility into anomalous behavior on the network that may be indicative of an advanced threat. These security analytics enable existing enterprise customers to leverage their historical investments in NetScout's service assurance solutions by using the Adaptive Service Intelligence (ASI) data already being generated to support service assurance for cybersecurity use cases.
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
Telecommunication Service Provider Markets
    Today's service providers are focused on delivering a compelling set of services and ensuring a high-quality user experience, while also striving to minimize operational complexity, control costs and improve automation. This, coupled with the challenge of internet protocol (IP) transformation activities and complex technologies such as 5G, Long-Term Evolution (LTE), Network Functions Virtualization (NFV), Internet Protocol Television (IP-TV), wireless network (WiFi), Fixed Wireless Access (FWA) and cloud services drives the need for a more automated and unified approach to managing service delivery and the subscriber experience and protecting the mobile network. Our service provider solutions support an expanding range of use cases including:
•Service Assurance for Mobile, Fixed Line and Cable Operators - The fundamental transformation of the mobile network to all-IP enables mobile operators to build highly-scalable service delivery environments to offer new services to meet the growing subscriber demand for data, voice and video-centric services and to consolidate and simplify network operations. Mobile operators use our offerings to gain real-time, detailed IP packet-level insight and core-to-access visibility, which enables them to ensure services offered over the network meet certain pre-defined quality levels for an optimal subscriber experience. Our service assurance solutions help service providers effectively manage capacity, assess overall network quality, take proactive steps to modify the network before issues impact subscribers, and quickly identify and troubleshoot network problems. In addition to improving the overall return on their network infrastructure investments, mobile operators using our solutions also benefit from improved network quality and unique customer insights - both of which contribute to subscriber acquisition, retention, and monetization. The growing demand for high-bandwidth triple-play services, broadband connectivity, content anywhere, IP-TV, on-demand video traffic, newer 5G technology, extended WiFi initiatives, and carrier Ethernet services presents fixed line and cable multi-system operators with significant revenue opportunities. IP has become the de facto convergence mechanism for access, distribution and core networks, enabling new service offerings and simplifying network operations while reducing total cost of operations. For example, cable operators use our solutions to monitor and manage their local area WiFi connectivity services, ensure the high-quality delivery of video to consumers outside of their homes as well as provide broadband and telephony services targeting small- and medium-sized businesses.
•Business Intelligence for Service Providers - Service providers strive to understand how the performance of their networks impact customer experience, subscriber behavior and related usage trends. By combining network traffic data with other information, including support requests, subscriber calling plans, demographic data and other details, service providers can make more timely decisions about their offerings and sales and marketing initiatives to acquire, retain and further monetize their subscribers. Our analytics deliver timely insights into a service provider's subscribers, services, networks, and applications, as well as easy export capabilities so that this information can be integrated into their data lakes and third-party analytic platforms.
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
Products Overview
    Since our founding in 1984, we have been an industry innovator in using IP-based network traffic to help organizations manage and optimize the delivery of services and applications over their networks, improve the end-user experience and protect networks from unwanted cybersecurity threats. Using our patented ASI technology, our solutions instantaneously convert network traffic data, often referred to as wire data, into high-value metadata, or "smart data". Our offerings can help customers quickly identify and troubleshoot network and application performance issues, defend their networks from DDoS and other cybersecurity attacks, and rapidly find and isolate advanced network threats. Our solutions are deployed by customers in one of four form factors: as integrated hardware and software appliance, as software only that is then integrated into commercial off-the-shelf hardware, in a virtualized environment as software only, or as a Software as a Service (SaaS) solution. Our solutions help our customers meet the increasing demands and an ever-changing technology landscape of IP networks, service, applications, and cybersecurity threats. To further elevate our value proposition and address the near- and long-term needs of customers and prospects, we have delivered major product upgrades across our product lines by integrating key functionality from acquired product lines, increasing the deployment flexibility of our solutions, and adding new features and capabilities that enable us to address a broader range of use cases. Our primary products can be categorized as follows:
Service Assurance Solutions for Network Application Performance, and Business Intelligence Analytics
•nGeniusONE Management Software and Analytic Modules - Our nGeniusONE management software is used to support our service provider, enterprise, and government customers enabling them to predict, preempt, and resolve network and service delivery problems while facilitating the optimization and capacity planning of their network infrastructures. Additionally, we market a range of specialized platforms and analytic modules that can enable our customers to analyze and troubleshoot traffic in radio access network and WiFi networks, as well as gain timely insight into high-value services, applications and systems, and better understand the subscriber's experience on the network. nGeniusPULSE is an active testing tool that enables enterprises to identify infrastructure performance issues and determine application availability, reliability, and performance. We also market our nGenius Business Analytics solution, which enables service providers to quickly and efficiently analyze their network traffic to gain greater and more timely insights into their subscribers, services, networks, and applications, as well as easily export our smart data into their data lakes and into third-party analytic platforms.

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
•Advanced Threat Detection – We have actively expanded our enterprise cybersecurity offerings into the Network Detection and Response (NDR) market to better leverage the investment that our enterprise customers have made in our traditional service assurance solutions. By collecting network traffic via our probes, we can expand our value proposition by providing specialized analytics for both service assurance and cybersecurity offerings. We continue to advance solutions such as new packet forensic capabilities, which includes Omnis Cyber Intelligence, designed specifically for security operations teams. This solution also creates anomalous behavior analytics that security teams can use to identify and investigate potential advanced network threats. Our Omnis suite of products is focused on addressing cybersecurity use cases.

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
Growth Strategy
The following are key elements in our growth strategy for fiscal year 2025:
•Drive Platform Innovation - In order to support our customers' near-term and longer-term requirements, we plan to continue innovating by enhancing and expanding our product portfolio as well as developing an integrated platform to serve our customers combined service assurance and cybersecurity requirements. In particular, we continue to invest in research and development, and leverage the strong technical and domain expertise across our organization. Our engineering teams are focused on advancing technical innovation across our broad product portfolio. By capitalizing on our extensive experience with global enterprise, service provider and government organizations with IP-based networks, we believe we remain well positioned to cross-leverage our technology development across all major platforms and relevant technologies to address the evolving demands of current and prospective customers.

•Deliver Pervasive Visibility - By making our visibility products available in multiple form factors, including as an integrated appliance, software that can be deployed with commercial off-the-shelf servers and as virtual appliances, we believe that it is easier and more affordable for customers to deploy our technology more broadly across their hybrid network and IT infrastructures. By offering more cost-effective instrumentation options, we are well positioned to help existing and new customers gain greater visibility into more places across their end-to-end network environments and address an even broader range of service assurance and cybersecurity use cases.
•Extension into Adjacent Markets - By enhancing and expanding our product portfolio and driving product integration via internal development and acquisitions, we have expanded our reach into complementary adjacent markets such as application performance management, infrastructure performance management, big data analytics, and cybersecurity. We believe that this element of our strategy is integral to gaining access to larger budgets, increasing spending from existing customers, attracting new customers, and increasing our total addressable market. In particular, we are broadening our cybersecurity solutions beyond the DDoS market with enterprise security offerings such as Network Detection and Response (NDR) that can help our customers extract more value from the network traffic that we are already collecting to support cybersecurity use cases.
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
We generally use standard parts and components for our products, which can be sourced from various suppliers. We have generally been able to obtain adequate supplies of components in a timely manner from current suppliers. While certain components, such as computer network interface cards, are currently purchased from a single supplier, we have identified alternate suppliers that we believe can be qualified relatively quickly to fulfill our needs should an issue arise with the existing supplier. We continue to monitor the impact of the war in Ukraine and the hostilities in the Middle East, global geopolitical tension, and macroeconomic conditions, as well as other factors, on our supply chain. Although we have been able to manage supply challenges in the past, there is no guarantee that we will be able to continue to manage these challenges without significant impacts to our business if our supply chain becomes increasingly strained. Our reliance on single source suppliers and impacts on our supply chain are further described in Item 1A "Risk Factors."
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

During the fiscal years ended March 31, 2024 and 2022, no direct customers or indirect channel partners accounted for more than 10% of our total revenue. During the fiscal year ended March 31, 2023, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partners accounted for more than 10% of our total revenue.
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
Key elements of our marketing strategy focus on thought leadership, market positioning, market education, go to market strategies, reputation management, demand generation, and the acceleration of our strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners. During fiscal year 2024, we continued to invest in the promotion of the NetScout brand related to service assurance and cybersecurity products in their respective markets. We expect to continue these initiatives during fiscal year 2025.
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
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at March 31, 2024 was $6.8 million compared to $44.4 million at March 31, 2023. Combined product backlog included fulfillable backlog of $2.5 million and $41.1 million at March 31, 2024 and 2023, respectively. Total backlog includes orders that were received late in the quarter and radio frequency propagation modeling projects. In some cases, we have begun these projects but have not yet hit billable milestones. At March 31, 2024, deferred revenue contained a gross balance of $1.2 million related to these radio frequency propagation modeling project orders. At March 31, 2023, deferred revenue and accounts receivable each contained a gross balance of $8.3 million related to these radio frequency propagation modeling project orders.
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
In the enterprise market, our competitors include companies who provide network performance management, application performance management, infrastructure performance management and other related solutions such as CA Technologies (a Broadcom Inc. business), Cisco Systems, Dynatrace, Datadog, ExtraHop, IBM, Infovista, Viavi, Gigamon, New Relic, Riverbed Technology, Splunk (a Cisco Systems business) and SolarWinds. In addition, we both compete with and partner with large enterprise management vendors, such as HP and IBM, who offer performance management solutions. We also compete with smaller, privately held competitors who often focus on specific vertical markets.
In the service provider market, we compete with traditional probe vendors, network equipment manufacturers, big data and analytics vendors, and virtualization vendors. These vendors include Anritsu, Cisco, Ericsson, EXFO, Huawei, IBM, Infovista, Niksun, Elisa Polystar, Radcom, Splunk (a Cisco Systems business), Nokia and Viavi. We face additional competitive threats from startups and new entrants that seek to offer innovative solutions in an industry characterized by rapid technological change.
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

In the service provider DDoS solutions market, we compete under the NetScout Arbor brand with a broad range of vendors including Radware, Akamai, F5 Networks, A10 Networks, Fortinet, Fastly, Cloudflare and Corero Network Security. In the enterprise market for Network Detection and Response (NDR) solutions that utilize specialized threat analysis, traffic analysis, and packet forensics to detect and raise alerts of advanced network threats, we compete under the NetScout Omnis Cybersecurity brand with a range of vendors including Darktrace, Vectra Networks, Extrahop, Cisco, and other specialist providers.
Our ability to sustain a competitive advantage depends on our ability to deliver continued technology innovation and adapt to meet the evolving needs of our customers. Competitive factors in our industry are further described in Item 1A "Risk Factors."
Intellectual Property Rights
We rely on patent, copyright, trademark, and trade secret laws and contract rights to establish and maintain our rights in our technology and products. While our intellectual property rights are an important element in our success, our business does not depend on any one particular patent, trademark, copyright, trade secret, license, or other intellectual property right.
We use contracts, statutory laws, domestic and foreign intellectual property registration processes, and international intellectual property treaties to protect our intellectual property portfolio and rights from infringement. From a contractual perspective, we use license agreements and non-disclosure agreements to control the use of our intellectual property and protect our trade secrets from unauthorized use and disclosure. In addition to license agreements, we rely on U.S. and international copyright law to protect against unauthorized copying of software programs in the U.S. and abroad. We have obtained U.S. and international trademark registrations to preserve and protect certain trademarks. We have also filed and obtained U.S. patents and international counterparts to protect certain unique NetScout inventions from being unlawfully exploited by other parties. However, there is no assurance that pending or future patent applications will be granted, that we will be able to obtain patents covering all our products, or that we will be able to license, if needed, patents from other companies on favorable terms or at all. Our proprietary rights are subject to other risks and uncertainties described under Item 1A "Risk Factors."
Human Capital Management
We strive to remain a team of entrepreneurs, with the agility of a start-up and the sophistication of a global technology company. We believe that our culture is critical to our success and growth. Our Lean But Not Mean culture complements and acts as a multiplier to our technology, exceptional talent, and forward-thinking innovation. "Lean" decision-making puts the tough calls up front and puts employees and the long-term success of the company first. We believe our commitment to our culture and values, diversity, equity and inclusion, talent development, and health and safety, and providing for competitive total rewards has motivated our employees around the world and keeps our spirit thriving, and everyone, regardless of role, brings value to the organization. Our Compensation Committee oversees our key human capital management strategies and programs and shares oversight of health and safety matters with the Nominating and Corporate Governance Committee of the Board of Directors.
Employees
At March 31, 2024, we had 2,296 employees worldwide – over 99% of whom were full time employees. Our employees are in 35 countries with 63% of our employees located in the United States.
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
We dedicate heightened attention to our mission as Guardians of the Connected World and this mission serves as a key component in our employee engagement program. We continuously communicate our mission, values, and goals to all of our global employees through town hall meetings that provide direct interaction with the CEO, and in-depth focus groups that support messaging from top executives. These meetings allow leaders to stay connected with all employees and ensure everyone is equipped with the knowledge and tools to align their efforts with our vision, mission and goals. The Nominating and Corporate Governance Committee oversees these efforts as part of its comprehensive review of environmental, social, and governance (ESG) matters and the Compensation Committee oversees NetScout’s human capital management as related to culture and values as well.

Diversity, Equity & Inclusion
Diversity, equity, and inclusion (DEI) are important to our organizational excellence and complement our core values of performing with integrity, compassion, collaboration, and innovation. We embrace our employees' differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. We revised our Diversity, Equity, and Inclusion Policy and seek to enhance our employees' understanding of DEI through company-wide training. In addition, we have a designated DEI program team that includes members from multiple functional areas and whose activities are overseen by our executive ESG Steering Committee, to foster transparent and equitable processes in employee engagement, onboarding, learning and development, policymaking, and career planning.
A cornerstone of our DEI strategy is collaborating with industry, nonprofit and university partners to enhance our diversity and to help advance underrepresented populations into technology professions. We work with third-party recruiting organizations that specialize in diversity in hiring, and post our open position requisitions on diversity job boards. We also partner with universities with diverse student enrollment to recruit college hires and summer interns. We collaborate with several nonprofit organizations to provide technology education and internship opportunities in the tech field to members of underrepresented communities.
Talent Development
We invest in the ongoing development of its employees across the globe. As part of that program, we offer opportunities to identify leaders and develop and support all employees, including:
•Management and leadership development – to create leaders who provide direction, apply disciplined management practices, collaborate across functions, and understand the impact they have on others.
•DEI management training – to support an inclusive workplace and foster consistent management practices across the globe.
•Management talent assessment – to bring greater transparency and understanding of required skills and abilities as we identify leaders at all levels.
Health and Safety Regulatory Compliance
Our Health and Safety (H&S) Council is responsible for H&S policy, managing and coordinating H&S regulatory compliance, and tracking goals and results. The H&S Council reports to senior executives and its results are reported to the Nominating and Corporate Governance Committee of the Board of Directors.
Total Rewards
We offer a competitive compensation and benefits package to attract, retain and motivate our employees. Our compensation package includes market-competitive pay, cash and equity incentive compensation, an Employee Stock Purchase Plan, retirement benefits, health benefits, paid time off and leave benefits.
Environmental, Social and Governance
We believe that effectively managing ESG matters is an important part of creating long-term value. As set out in its Charter, our Nominating and Corporate Governance Committee oversees our ESG program. The Nominating and Corporate Governance Committee meets regularly and reviews and advises on ESG strategy and apprises the full Board of Directors, which also considers our overall ESG program and strategy as well as its alignment with our mission. The Audit Committee also regularly reviews ESG-related topics such as enterprise risk management, our anticorruption program, ethics and compliance issues, supply chain issues including human rights protections, and data privacy and security. The Compensation Committee regularly reviews ESG-related topics such as talent development and human capital management as well as compensation, DEI, and leadership training.
The ESG Steering Committee, under the strategic direction of the Chief Executive Officer and chaired by our General Counsel, who also serves as our Chief ESG Officer, provides guidance and management oversight for the ESG program. The Office of ESG, chaired by our General Counsel, acting in his role of Chief ESG Officer, is responsible for the development and implementation of the ESG program. With representation across key business functions, the mandate of the Office of ESG is to consider our existing ESG efforts, understand stakeholder perspectives (including customers, investors, and employees among others), identify areas for improvement that align with our business, and work collaboratively to support programs designed to accelerate ESG initiatives in a practical, cost-effective way.

Our global ESG program encompasses a broad range of areas, including sustainable operations, responsible management of our supply chain, human capital, ethical business practices, and data privacy and security. We continue to seek opportunities to align ESG with our core business strategy and more thoroughly integrate ESG into our operations.
Government Regulation
As a company with global operations, we are subject to a variety of evolving regulatory requirements in the countries in which we operate or in which we offer our service assurance and cybersecurity solutions, including, among other things, with respect to data privacy, AI, information security and other legal, regulatory and compliance requirements. In the ordinary course of business, we may collect, receive, use, store, generate, transfer, dispose of, transmit, share, and process sensitive, proprietary, and confidential information, including personal information, business data, trade secrets, intellectual property, and confidential third-party data. Accordingly, we may be subject to numerous data privacy and security obligations, including federal, state, and local laws, regulations, guidance, and other obligations related to data privacy and security. Additionally, to the extent we collect personal information from individuals outside of the United States, we are, or may become, subject to foreign data privacy and security laws, such as the European Union's General Data Protection Regulation ("EU GDPR"). Foreign data privacy and security laws impose significant and complex compliance obligations on entities that are subject to those laws.
We are also subject to global laws and regulations that govern or restrict our business and activities in certain countries and with certain persons, including the U.S. Commerce Department's Export Administration Regulations and economic and trade sanctions regulations maintained by OFAC, as well as anti-bribery and anti-corruption laws and regulations, including the FCPA and the U.K. Bribery Act.
These laws are examples of the stringent and evolving regulatory frameworks related to our business activities that may increase our compliance obligations and exposure for any noncompliance. For more information on the potential impacts of government regulations affecting our business, see "Risk Factors" included under Part I, Item 1A.
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
Risks Related to Our Business and Industry
Unfavorable conditions in our industry, our customers industries, the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, high interest rates, elevated or prolonged inflation, bank failures, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare, including in Ukraine and the Middle East, and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business and our results of operations. Heightened inflation has also increased, and could continue to further increase, the cost of operating our business and impact our customers’ spending decisions, which could negatively affect our results of operations. Our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. In addition, we serve certain industries that have historically been cyclical and have experienced periodic downturns that have had a material adverse impact on demand for the products, software, and services that we offer. Many of our customers are concentrated in certain industries, including financial services, public sector, healthcare, and the service provider market. Furthermore, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
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
If our information technology systems, or those of third parties with whom we work, or data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
In the ordinary course of business, we and the third parties with whom we work collect, receive, use, store, generate, transfer, dispose of, transmit, share, and process (collectively "process") sensitive, proprietary, and confidential information, including personal information, business data, trade secrets, intellectual property, and confidential third-party data (collectively "sensitive data"). As a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers", threat actors, "hacktivists", organized criminal threat actors, personnel (such as through theft or misuse or unintentional disclosure), sophisticated nation states, and nation-state-supported actors.
Some actors now engage, and are expected to continue to engage, in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, telecommunications failures, earthquakes, fires, floods, and other similar threats, including attacks enhanced or facilitated through the use of Artificial Intelligence ("AI"). Severe ransomware attacks are also prevalent and could lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds for us and our customers.
Additionally, future or past business transactions could expose us to additional cybersecurity risks, as our systems could be negatively affected by vulnerabilities present in acquired or integrated systems or technologies. Security issues not previously discovered during due diligence may arise in such systems or technologies.
In addition, our reliance on third parties could introduce cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. For example, we rely on third parties and technologies to operate some of our business systems and process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, or parts to our customers, or otherwise to operate our business. While we have instituted a third-party risk management process that is designed to account for third party specific risks, our ability to monitor these third parties' information security practices is limited. Third parties may not sufficiently maintain their information security measures or may change them without our knowledge or delay notification to us in a timely manner. If third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties' infrastructure in our supply chain or the supply chains of third parties with whom we work have not been compromised. While we may be entitled to damages if a third party with whom we work fails to satisfy their data privacy or security-related obligations to us, we cannot be certain that our applicable contracts with these third parties will adequately limit our data privacy or security-related liability to them or others, be sufficient to allow us to obtain indemnification or recovery from them for data privacy or security-related liabilities we incur that are caused by them, or be sufficient to cover all or any of our damages.
Although we have multiple and layered controls and security measures in place designed to prevent and detect cyberattacks, experienced computer hackers are increasingly organized and sophisticated and we cannot guarantee that our security measures will be sufficient to protect against unauthorized access to our IT networks, software and systems. Malicious attack efforts operate on a large-scale and sometimes offer targeted attacks as a paid-for service. In addition, the techniques used to obtain access or sabotage networks change frequently, and we may be unable to anticipate such techniques, implement adequate preventative measures, or detect and stop security breaches that may arise from such techniques. As a provider of security solutions, we may be a more attractive target for such attacks. Other individuals or entities, including personnel or vendors, may also intentionally or unintentionally provide unauthorized access to our IT environments.
We take steps to detect, mitigate, and remediate vulnerabilities in our information systems (such as hardware and/or software). We rely on third parties for vulnerability reporting including severity assessments that help assess prioritization in applying patches. We may not, however, detect or remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss alternation, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services.
Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
If we, or a third party with whom we work, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions; additional reporting, disclosure, notification and/or oversight requirements; restrictions on processing sensitive data; litigation; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
Our ability to quickly and successfully recover from a disaster, public health crisis, or other business continuity event could affect our ability to deliver our products and negatively impact our business reputation.
The occurrence of a natural disaster, public health crisis, or an act of war or terrorism, or a decision or need to close any of our facilities without adequate notice or time for making alternative arrangements could result in interruptions in the delivery of our products and services. Our central business functions, including administration, human resources, finance services, legal, development, manufacturing and customer support depend on the proper functioning of our computer, telecommunication and other technology systems and operations, some of which are operated or hosted by third parties.
While we have business continuity programs in place, a disruption or failure of systems or operations because of a disaster, public health crisis or other business continuity event could cause data to be lost or otherwise delay our ability to complete sales and provide products and services and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, which could have an impact on our ability to make timely disclosures and could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there is no guarantee that data recovery in the event of a disaster would be effective or occur in an efficient and timely manner. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.
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
As our success depends in part on our ability to develop product enhancements and new products and solutions that keep pace with continuing changes in technology, cyber risk and customer preferences, we must devote significant resources to research and development, development and introduction of new products and enhancements on a timely basis, and obtaining market acceptance for our existing products and new products. We have introduced and intend to continue to introduce new products and solutions, including increased migration to "software as a service" and software-deployed products as well as cybersecurity products. If the introduction of these products and solutions is significantly delayed or if we are unsuccessful in bringing these products and solutions to market, our business, operating results, and financial condition could be materially and adversely impacted. We are developing and are already deploying a number of new products as well as enhancements to our existing products and offerings, including our Omnis cybersecurity suite as well as additional software only solutions and products available in multiple form factors for most of our existing solutions.
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
Specific components that are necessary for the hardware assembly of our instruments are obtained from separate sole source suppliers or a limited group of suppliers, including some with operations in locations with geopolitical uncertainty. These components include our network interface cards and proprietary hardware. Our reliance on sole or limited suppliers involves several risks, a lack of control over the manufacturing process and inventory management, potential inability to obtain an adequate supply of required components, and the inability to exercise control over pricing, quality and timely delivery of components. For most of our products, we do not have the internal manufacturing capabilities to meet our customers' demands so we rely on third parties to supplement our capabilities. It is our practice to mitigate these risks by partnering with key suppliers, including distributors, to establish a variety of supply continuity practices. These practices may include, among other approaches, establishing buffer supply requiring suppliers to maintain adequate stocks of materials and use-based and kanban programs to set supply thresholds. We also maintain escrow arrangements for certain technologies. Where possible, we use widely available off the shelf hardware and work with large suppliers with multiple factories in diverse geographies. However, failure of supply, including because of a public health crisis, a geopolitical situation, terrorism or war, sanctions or embargoes, or failure to execute effectively on any of our risk mitigation practices could result in our inability to obtain adequate supply or deliveries or to ship our products on a timely basis or at all. Moreover, if we are unable to continue to acquire from these suppliers on acceptable terms or should any of these suppliers cease to supply us with components for any reason, we may not be able to identify and integrate an alternative source of supply in a timely fashion or at the same costs. Any transition to one or more alternate manufacturers could result in significant delays, operational problems, and increased costs, and may limit our ability to deliver our products to our customers on time for such transition period or, in extreme circumstances, at all. These risks could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.
Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results.
We offer technical support services with many of our products. Our customers depend on our support organization to resolve issues relating to our products deployed on their networks. A high level of support is critical for continued relationships with our customers. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, it could adversely affect our ability to sell our products to existing customers and could harm our reputation with existing and potential customers. Any failure to maintain high quality support and services could harm our operating results and reputation. Further, if customers demand these services, and we cannot adequately meet their demand, or if we cannot realize revenues in connection with our provision of services related to product support, it could have a material and adverse impact on our financial condition and results of operations.
The success of our business depends, in part, on the continued growth in the market for and the continued commercial demand for service delivery, service assurance and network security solutions.
We derive nearly all our revenue from the sale of products and services that are designed to allow our customers to assure the delivery of services through management of the performance and network security of applications across IP networks. We have expanded our operations in the past through acquisitions and organic growth and may continue to expand them in the future to gain share in the evolving markets in which we operate. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy, and the future changes to the competitive environment. For us to be successful, our potential customers must recognize the value of more sophisticated application management and network security solutions, decide to invest in the management of their networked applications and, in particular, adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results, and financial condition. Additionally, businesses may choose to outsource the operations and management of their networks to managed service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.
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
As our business evolves, we must also expand and adapt our information technology (IT) and operational infrastructure. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems. These systems have become increasingly complex due to the diversification and complexity of our business and acquisitions of new businesses with different systems. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes, customer relationship management systems, and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly, and they may require employees to dedicate a significant amount of time to implement. If we are unable to adapt our systems and organization in a timely, efficient, and cost-effective manner to accommodate changing circumstances, our business may be adversely affected. If the third parties we rely on for cloud-based or hosted data solutions for our internal network and information systems are subject to a security breach or otherwise suffer disruptions that affect the services we utilize, the integrity and availability of our internal information could be compromised causing the loss of confidential or proprietary information, damage to our reputation and economic loss.
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
Our future growth and success may require us to increase the number and use of our indirect sales efforts through our distributors and channel partners and to leverage those relationships to expand these distribution channels and to develop new indirect distribution channels to increase revenue. Our channel partners have no obligation to purchase any products from us. Some of our distribution and channel partners also distribute and sell competitive products and services and the reduction in sales of our products by these partners could materially reduce our revenues. In addition, they could internally develop products that compete with our solutions or partner with our competitors and bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop relationships with new partners in new markets, expand and manage our existing partner relationships, the unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships or experienced personnel could have a material and adverse impact on our business, operating results and financial condition. Sales to customers outside the United States accounted for 43%, 36%, and 41% of our total revenue for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.
The need to develop such relationships can be particularly acute in areas outside of the U.S. Recruiting and retaining qualified channel partners and training them in the use of our technology and services and ensuring that they comply with our legal and ethical requirements requires significant time and resources throughout the relationship.
Our business and operations, and the operations of our customers, partners, and/or suppliers, may be adversely affected by epidemics and pandemics. Future epidemics and pandemics risk disrupting and adversely affecting our business operations and financial results, as well as the markets and communities in which we and our customers, suppliers and other business partners operate.
We face risks related to epidemics, pandemics, and other outbreaks of communicable diseases that adversely affect global commercial activity, economies, financial markets, and companies. An epidemic or pandemic or other outbreak of communicable diseases, poses the risk that we or our customers, suppliers, and other business partners may be disrupted or prevented from conducting normal business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities.
For instance, federal, state, local, and foreign governments may put in place quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions to reduce the rate of infection and control the spread of the disease. Such orders or restrictions, may result in business closures, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, that could affect productivity and disrupt our operations and those of our suppliers, customers, and business partners.
In addition, we rely on third-party suppliers and manufacturers throughout the globe, which may be impacted by epidemics or pandemics. Future epidemics or pandemics may result in the shutdown of certain businesses and the closure of international borders, which may result in disruptions to our supply chain, including from temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products, as well as the import of products into countries in which we operate. These potential events could have an adverse effect on our revenues and operating results.
To the extent future epidemic or pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our quarterly revenue and operating results, the estimates made for our critical accounting policies, and the operation of internal controls over such estimates, as well as on our liquidity and on our ability to satisfy our indebtedness obligations and debt covenants.

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
Our business is heavily dependent on our intellectual property. We rely upon a combination of patent, copyright, trademark and trade secret laws and registrations and non-disclosure and other contractual and license arrangements to protect our intellectual property rights. The reverse engineering, unauthorized copying, or other misappropriation of our intellectual property, including intentionally or unintentionally through AI, could enable third parties to benefit from our technology without compensating us or make claims on our IP. Furthermore, the laws of some foreign jurisdictions do not offer the same protections for our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products in those countries. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management's attention from growing our business. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation or loss of proprietary information, or that we will be able to detect unauthorized use by third parties and take appropriate steps to enforce our intellectual property rights. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products and eventually harm our operating results.
Others may claim that we infringe on their intellectual property rights.
We are and may continue to be subject to claims by others, whether valid or not, that our products infringe on their intellectual property rights, patents, copyrights, or trademarks. Further, intellectual property issues, such as ownership, copyright, and patentability, have not been fully settled with respect to AI technology. These claims, whether or not valid, could require us to spend significant sums in litigation, pay damages or royalties, delay product shipments, reengineer our products, rename our products and rebuild name recognition or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all, which could force our customers to stop using our products, or in the case of resellers and others, stop selling our products. In some cases, we may have agreed to contract terms that indemnify our customers and partners if our products or technology infringe or misappropriate specified third party intellectual property rights; therefore, we could become involved in litigation or claims brought against our customers or partners if our products or technology are the subject of such allegations. Any of these claims or resulting events could have a material and adverse impact on our business, operating results, and financial condition.

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
In addition, we must maintain the size of our sales force to support our direct sales and indirect sales channels. Because our products are very technical, salespeople require a comparatively long period of time to become productive, typically three to twelve months. This lag in productivity, as well as the challenge of attracting qualified candidates, may make it difficult to maintain our sales force. If we are unable to maintain our sales capability, our business, operating results and financial condition could be materially and adversely impacted.
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
Our business is subject to evolving ESG laws, regulations and expectations that could expose us to numerous risks, including risks to our reputation, business, financial performance and growth.
We and our suppliers are subject to, and may become subject to, evolving laws and regulations pertaining to ESG matters. In addition, regulators, customers, investors, employees and other stakeholders are increasingly focused on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. We also communicate certain ESG initiatives and goals in our public disclosures. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
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
•the potential litigation or other liabilities or claims or regulatory actions in connection with an acquisition;
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
Uncertainties of regulation of the Internet and data traveling over the Internet or over the use of AI and evolving technologies could have a material and adverse impact on our financial condition and results of operations.
We could be materially adversely affected by increased regulation of the Internet and Internet commerce in any country where we operate, as well as access to or commerce conducted on the Internet. Further, governments may change or increase regulation or restriction of sales, licensing, distribution, and exporting or importing of certain technologies to certain countries. The adoption of additional regulation of the Internet and Internet commerce could decrease demand for our products, and, at the same time, increase the cost of selling our products, which could have a material and adverse effect on our financial condition and results of operations. Failure to comply with governmental laws and regulations related to evolving technologies, such as Artificial Intelligence, could harm our business. Our business is subject to regulation by various federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations may also impact our innovation and business drivers in developing or using new and emerging technologies, including those related to AI and machine learning. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, lost profits, fines, damages, civil and criminal penalties, injunctions or other consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources. Enforcement actions and sanctions could have a material and adverse impact on our business, reputation, operating results and financial condition.

We are subject to stringent and evolving U.S. state, local, and foreign laws, regulations and rules, contractual obligations, policies, and other obligations related to data privacy and security. Our actual, or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business, results of operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. The regulatory framework for data privacy and security issues worldwide has and will continue to evolve, and as a result, legal requirements and enforcement practices are likely to continue to impact business requirements regarding the collection, use, storage, protection, retention, or transfer of data. In many jurisdictions, enforcement activities and consequences for noncompliance are rising.
In the United States, federal, state, and local governments have enacted and are continuing to enact numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws, and other similar laws. Furthermore, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences.
Outside the United States, a number of laws and regulations also govern data privacy and security. These and other obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. For example, the EU GDPR and the United Kingdom's GDPR ("UK GDPR") impose strict requirements for processing personal information. Preparing for and complying with these obligations requires us to devote considerable resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf.
In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data transfers. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal information to the United States and other countries. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various legal mechanisms available to transfer personal information from Europe to other countries, including the United States, such as the EEA's standard contractual clauses, the UK's International Data Transfer Agreement/Addendum and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from Europe or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, fines and penalties, the inability to transfer data and work with resellers, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators and other interested parties.
In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish policies, marketing materials and other statements regarding our data privacy and security compliance activities. If these policies, materials or statements are found to be inaccurate or incomplete we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions; litigation; additional reporting requirements and/or oversight; bans on processing personal information; and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers, inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or substantial changes to our business model or operations.
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
The U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain appropriate record-keeping and internal accounting practices to accurately reflect the transactions of the company. Under the FCPA, U.S. companies may be held liable for actions taken by agents or local partners or representatives. In addition, regulators may seek to hold us liable for successor liability FCPA violations committed by companies which we acquire. We are also subject to the U.K. Bribery Act and may be subject to anti-corruption laws of other countries in which we do business.
In addition to anti-bribery and anti-corruption laws, we are also subject to the export and re-export control laws of the U.S., including the U.S. Export Administration Regulations (EAR) and the office of Foreign Asset Control (OFAC), as well as to U.S. and state and local government contracting laws, complex procurement rules and regulations, and may be subject to government contracting laws of other countries in which we do business. If we or our distributors, resellers, agents, or other intermediaries fail to comply with the FCPA, the EAR, OFAC or U.S. or state and local government contracting laws, or the anti-corruption, export or governmental contracting laws of other countries, governmental authorities in the U.S. or other countries could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct including suspension or debarment from future government business, and on our ability to offer our products and services in one or more countries. Such violations could also adversely affect our reputation with existing and prospective customers, which could negatively impact our operating results and growth prospects.
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
We may be impacted by changes in taxation, trade, tariffs, and other regulatory requirements.
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
In the normal course of business, we employ various hedging strategies to partially mitigate these risks, including the use of derivative instruments. These strategies may not be effective in fully protecting us against the effects of fluctuations from movements in foreign exchange rates, including the increased volatility in foreign exchange rates relating to the COVID-19 pandemic, the wars in Ukraine and Middle East, and future global pandemics and other events. Fluctuations of the foreign exchange rates could materially adversely affect our business, financial condition, operating results, and cash flow.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk management and strategy
NetScout has implemented and maintains information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information, and the information of our customers and employees ("Information Systems and Data").
Our Cybersecurity Executive Council ("Council"), which is led by the Chief Information Officer ("CIO") and includes our Chief Information Security Officer ("CISO"), Chief Operating Officer ("COO"), General Counsel ("GC"), Chief Compliance Officer ("CCO"), SVP of Research & Development, Senior Director of Engineering, and AVP of Engineering, oversees NetScout's cybersecurity program, including strategy, threats, risks, and mitigations. The CISO and Senior Director of Engineering, with guidance from the Council, work to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and NetScout's risk profile using various methods such as implementing manual and automated tools, subscribing to services that identify cybersecurity threats, analyzing reports of certain threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, conducting audits and threat assessments, conducting vulnerability assessments to identify vulnerabilities, and engaging in tabletop incident response exercises.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, among other things: an incident response plan, vulnerability management, systems monitoring, disaster recovery and business continuity plans; risk assessments; encryption of certain data; network security controls for certain systems; data segregation and access controls for certain systems; physical security measures; asset management; employee training; certain testing; and IT and software development lifecycle training. NetScout also employs certain proprietary detection tools, enabling enhanced visibility and warning systems in response to certain cybersecurity threats.
We also use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including professional services firms, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers and certain testing firms.
We use third-party service providers to perform a variety of other functions throughout our business, such as application providers, hosting companies, and supply chain resources (such as shipping). We have a vendor management program to manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve risk assessments, data privacy and security questionnaires, assessments, and imposition of cybersecurity-related contractual obligations on the vendor.
Our risk-based assessment and management of material risks from cybersecurity threats are integrated into NetScout’s overall risk management processes. Cybersecurity risks are addressed as a component of NetScout’s enterprise risk management program and our enterprise risk management processes include an Enterprise Risk Management Steering Committee ("Steering Committee"), led by the CCO and including members of management, that meets quarterly and considers ways to mitigate cybersecurity threats that are more likely to lead to a material impact to our business. The Steering Committee evaluates material risks from cybersecurity threats against our overall business objectives and provides a risk register report to the Audit Committee of the Board of Directors, which evaluates our overall enterprise risk.
Governance
Our Board of Directors addresses NetScout's cybersecurity risk management as part of its oversight function. The Board of Directors' Audit Committee is responsible for overseeing NetScout's cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. Our Council, in turn, oversees management's cybersecurity efforts.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of NetScout's management, including our CISO, who reports to the CIO and has over 25 years of experience, the CCO, and the Senior Director of Engineering for security.

The CISO and Senior Director of Engineering are each responsible for helping to integrate cybersecurity risk considerations into NetScout’s overall risk management strategy and communicating key priorities to relevant personnel. The CISO and Senior Director of Engineering are also responsible for helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response policy and plan are designed to escalate certain cybersecurity incidents to a Security Incident Response Team ("SIRT"), comprised of the CIO, CISO, GC, CCO and Senior Director of Engineering. The SIRT works with NetScout’s incident response team to help NetScout mitigate and remediate cybersecurity incidents of which they are notified. In addition, NetScout's incident response plan includes reporting to the CEO and Chair of the Audit Committee of the Board of Directors for certain cybersecurity incidents. NetScout's Cybersecurity Disclosure Committee, which includes the SIRT and the CFO, assess the materiality of cybersecurity incidents for potential disclosure requirements according to an escalation process defined in NetScout's Cybersecurity Protocol for Disclosure Controls and Procedures.
The Board of Directors receives quarterly reports from the CISO and CIO concerning NetScout's significant cybersecurity threats and risk and the processes NetScout has implemented to address them. The Board of Directors also receives various reports, summaries and presentations related to cybersecurity strategy, threats, risk and mitigation.
To date, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. For a description of the risks from cybersecurity threats that may materially affect NetScout and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
For additional information regarding our legal proceedings, if any, refer to Note 19, Commitments and Contingencies to the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market, under the symbol NTCT.
Stockholders
At May 9, 2024, we had 74 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 21,000.
Stock Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.
The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five-year period from March 31, 2019 through March 31, 2024 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq U.S. Benchmark Computer Services TR Index. The comparison assumes $100 was invested on March 31, 2019 in our common stock or in the Nasdaq Composite Index, or the Nasdaq U.S. Benchmark Computer Services TR Index, as applicable, and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100

$300
$250
$200
$150
$100
$50
$0
3/19
3/20
3/21
3/22
3/23
3/24
NetScout Systems, Inc.
NASDAQ Composite – Total Returns
NASDAQ US Benchmark Computer Services TR Index

	3/31/2019	3/31/2020	3/31/2021	3/31/2022	3/31/2023	3/31/2024
NetScout Systems, Inc.	$100.00	$84.32	$100.32	$114.27	$102.04	$77.78
Nasdaq Composite – Total Returns	$100.00	$100.70	$174.60	$188.67	$163.62	$221.02
Nasdaq US Benchmark Computer Services TR Index	$100.00	$87.86	$137.37	$141.52	$118.95	$150.43
Dividend Policy
In fiscal years 2024 and 2023, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth, to pay down our debt, and to fund our stock buyback program further described under "Liquidity and Capital Resources" in Item 7. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended March 31, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
1/1/2024 - 1/31/2024	4,057	$21.87	—	24,385,484
2/1/2024 - 2/29/2024	4,737	21.05	—	24,385,484
3/1/2024 - 3/31/2024	726	21.62	—	24,385,484
Total	9,520	$21.44	—	24,385,484

(1)We purchased an aggregate of 9,520 shares transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized in May 2022 (2022 Share Repurchase Program).

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
Overview
We are an industry leader with nearly four decades of experience in providing service assurance and cybersecurity solutions that are based on our pioneering deep packet inspection technology at scale, which is used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and to protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments, the rapidly evolving cybersecurity threat landscape, artificial intelligence and business analytics advancements, and the 5G technology evolution in both the service provider and enterprise customer verticals.
Our operating results are influenced by a number of factors, including, but not limited to, the mix and quantity of products and services sold, pricing, costs and availability of materials used in our products, growth in employee-related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, expansion into new or adjacent markets, development of strategic partnerships, competition, successful acquisition and integration efforts, and our ability to control costs and make improvements in a highly competitive industry.
Global and Macroeconomic Conditions
We continue to closely monitor current global and macroeconomic conditions, including the impacts of the ongoing war in Ukraine and hostilities in the Middle East, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our business, customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic conditions remain uncertain. For the fiscal year ended March 31, 2024, we observed that our cybersecurity revenue grew, likely due to heightened geopolitical tensions and the evolving cyber threat landscape, while our service assurance revenue declined, primarily related to the domestic service provider industry which is challenged by a constrained spending environment. In this environment, we continued to focus on advancing our products, expanding revenue, enhancing earnings per share, and generating free cash flow. In response to the war in Ukraine, we ceased business operations in Russia, including sales, support on existing contracts and professional services. The macroeconomic environment remains challenging with constrained customer spending and we expect this to persist into the remainder of fiscal year 2025. Although we expect our cybersecurity momentum to continue, this is likely to be offset with continued pressure on the service assurance offerings, primarily impacting our service provider customers. The enterprise vertical of service assurance is anticipated to stabilize. As a result, we have continued our efforts to manage discretionary costs and align spending with the current environment while we continue to execute on our long-term strategic plans.
Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, based on covenant levels at March 31, 2024, we had an incremental $700 million available to us under our revolving credit facility.

Results Overview
Total revenue decreased $85.1 million for the fiscal year ended March 31, 2024 as compared to total revenue for the fiscal year ended March 31, 2023 primarily due to a decrease in revenue from our service assurance offerings from both enterprise and primarily service provider customers, partially offset by an increase in revenue from our cybersecurity offerings, and an increase in service revenue from maintenance contracts and professional service contracts. The decrease in revenue from our service provider customers included lower revenue from radio frequency propagation modeling projects during the fiscal year ended March 31, 2024.
Our gross profit percentage increased by one percentage point to 77% during the fiscal year ended March 31, 2024 as compared with the fiscal year ended March 31, 2023 primarily due to product mix with less revenue during the fiscal year ended March 31, 2024 from radio frequency propagation modeling projects, which have lower margins, as well as lower incentive compensation expense.
Net loss for the fiscal year ended March 31, 2024 was $147.7 million, as compared with net income for the fiscal year ended March 31, 2023 of $59.6 million, a decrease in net income (loss) of $207.3 million. The decrease in net income (loss) was primarily due to a $217.3 million goodwill impairment charge, an $85.1 million decrease in revenue, a $1.4 million increase in contractor fees, a $1.3 million increase in travel expense, and a $1.0 million increase in accounting related expenses. These decreases in net income (loss) were partially offset by a $23.7 million decrease in costs to deliver radio frequency propagation modeling projects, a $17.1 million decrease in employee-related expenses associated with a decrease in variable incentive compensation, a $7.9 million decrease in amortization expense, a $7.2 million increase in the fair value of an equity investment, a $6.0 million decrease in legal fees mainly due to a favorable decision related to the Packet Intelligence LLC appeal, a $5.5 million decrease in expenses related to trade shows, user conferences and other events, a $5.5 million decrease in income tax expense, a $4.7 million increase in interest income, a $3.8 million gain on the divestiture of the Test Optimization business, a $3.4 million decrease in advertising expense, a $2.8 million decrease from depreciation expense, a $1.8 million decrease in restructuring expense, a $1.7 million decrease in recruiting expenses, a $1.6 million decrease in commissions expense, a $1.6 million decrease in interest expense, a $1.3 million decrease in direct material costs, and a $1.1 million decrease in business taxes.
At March 31, 2024, we had cash, cash equivalents, and marketable securities and investments (current and non-current) of $424.1 million. This represents a decrease of $3.8 million compared to the fiscal year ended March 31, 2023. This decrease was primarily due to $50.0 million used to repurchase shares of our common stock, $19.4 million used for tax withholdings on restricted stock units, and $6.3 million used for capital expenditures. These decreases were partially offset by $58.8 million of net cash provided by operating activities, and $7.8 million in proceeds from the divestiture of the Test Optimization business during the fiscal year ended March 31, 2024.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation expense, and acquisition-related depreciation expense. Non-GAAP income from operations removes the aforementioned adjustments and also removes business development and integration expense, compensation for post-combination services, legal (benefit) expense related to civil judgments, goodwill impairment charges, gain on the divestiture of a business, restructuring charges, and transitional service agreement expenses. Non-GAAP net income removes the foregoing adjustments related to non-GAAP income from operations, and also removes loss on extinguishment of debt, change in fair value of contingent consideration, and change in the fair value of derivative instrument, net of related income tax effects. Non-GAAP EBITDA from operations removes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
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
The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the fiscal years ended March 31, 2024, 2023 and 2022, respectively (dollars in thousands, except for per share data):

	Fiscal Year Ended March 31,
	2024	2023	2022
Revenue (GAAP and non-GAAP)	$829,455	$914,530	$855,575

GAAP gross profit	$642,043	$691,432	$641,389
Share-based compensation expense	10,229	8,415	7,042
Amortization of acquired intangible assets	6,549	9,284	13,385
Acquisition related depreciation expense	12	22	24
Non-GAAP gross profit	$658,833	$709,153	$661,840

GAAP income (loss) from operations	$(149,826)	$77,664	$48,634
Share-based compensation expense	70,799	61,986	56,074
Amortization of acquired intangible assets	56,886	64,674	73,126
Business development and integration expense	—	—	(5)
Compensation for post-combination services	—	—	2
Restructuring charges	—	1,782	—
Goodwill impairment	217,260	—	—
Acquisition related depreciation expense	119	241	254
Transitional service agreement expense	—	—	814
Gain on divestiture of a business	(3,806)	—	—
Legal (benefit) expense related to civil judgments	(4,380)	476	1,100
Non-GAAP income from operations	$187,052	$206,823	$179,999

GAAP net income (loss)	$(147,734)	$59,648	$35,874
Share-based compensation expense	70,799	61,986	56,074
Amortization of acquired intangible assets	56,886	64,674	73,126
Business development and integration expense	—	—	(5)
Compensation for post-combination services	—	—	2
Restructuring charges	—	1,782	—
Goodwill impairment	217,260	—	—
Acquisition-related depreciation expense	119	241	254
Gain on divestiture of a business	(3,806)	—	—
Loss on extinguishment of debt	—	—	596
Change in fair value of contingent consideration	—	—	(837)
Legal (benefit) expense related to civil judgments	(4,380)	476	1,100
Change in fair value of derivative instrument	(206)	1,380	—
Income tax adjustments	(29,828)	(30,626)	(27,796)
Non-GAAP net income	$159,110	$159,561	$138,388

	Fiscal Year Ended March 31,
	2024	2023	2022
GAAP diluted net income (loss) per share	$(2.07)	$0.82	$0.48
Per share impact of non-GAAP adjustments identified above	4.27	1.36	1.36
Non-GAAP diluted net income per share	$2.20	$2.18	$1.84

GAAP income (loss) from operations	$(149,826)	$77,664	$48,634
Previous adjustments to determine non-GAAP income from operations	336,878	129,159	131,365
Non-GAAP income from operations	187,052	206,823	179,999
Depreciation excluding acquisition related	17,981	21,003	22,404
Non-GAAP EBITDA from operations	$205,033	$227,826	$202,403

Critical Accounting Policies and Estimates
We consider accounting policies and estimates related to revenue recognition, and valuation of goodwill, intangible assets and other acquisition and divestiture accounting items to be critical in fully understanding and evaluating our financial results. We apply significant judgment and create estimates when applying these policies.
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
We account for revenue once a legally enforceable contract with a customer has been approved by the parties and the related promises to transfer products or services have been identified. A contract is defined by us as an arrangement with commercial substance identifying payment terms, each party's rights and obligations regarding the products or services to be transferred and the amount we deem probable of collection. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Revenue is recognized when control of the products or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.
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
Valuation of Goodwill, Intangible Assets and Other Acquisition and Divestiture Accounting Items
We amortize acquired definite-lived intangible assets over their estimated useful lives. Goodwill is not amortized but subject to annual impairment tests; more frequently if events or circumstances occur (a "triggering event") that would indicate the fair value of our reporting unit is below its carrying value. We perform the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise.
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
The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets, we use either an income, market or cost method approach. The contingent purchase consideration represents amounts deposited into escrow accounts, which were established to cover damages we may have suffered related to any liabilities that we did not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. We did not complete any acquisitions and completed one divestiture during the three years ended March 31, 2024.

Comparison of Years Ended March 31, 2024 and 2023
The sections that follow discuss our consolidated statement of operations data for the fiscal years ended March 31, 2024 and March 31, 2023 including results as a percentage of revenue for those periods. For a discussion of (i) our consolidated statement of operations data for the fiscal year ended March 31, 2022 including results as a percentage of revenue for that period, as well as (ii) our liquidity and capital resources for the fiscal year ended March 31, 2022, see "Comparison of Years Ended March 31, 2023 and 2022" and "Liquidity and Capital Resources" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on May 16, 2023 (our 2023 Annual Report).
Results of Operations
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the fiscal year ended March 31, 2024, no direct customer or indirect channel partner accounted for more than 10% of our total revenue. During the fiscal year ended March 31, 2023, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partners accounted for more than 10% of our total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2024		2023		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$360,444	43%	$450,793	49%	$(90,349)	(20)%
Service	469,011	57	463,737	51	5,274	1%
Total revenue	$829,455	100%	$914,530	100%	$(85,075)	(9)%

Product. The 20%, or $90.3 million, decrease in product revenue compared with the same period last year was due to a decrease in revenue from service assurance offerings from both service provider and enterprise customers, including radio frequency propagation modeling projects, as a result of industry-specific capital spending constraints. This decrease in revenue was partially offset by an increase in revenue from cybersecurity offerings from both service provider and enterprise customers.

Service. The 1%, or $5.3 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts and professional service contracts.
Total revenue by geography was as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2024		2023		Change
		% of Revenue		% of Revenue	$	%
United States	$470,338	57%	$583,482	64%	$(113,144)	(19)%
International:
Europe	146,915	18	145,678	16	1,237	1%
Asia	65,396	8	61,685	7	3,711	6%
Rest of the world	146,806	17	123,685	13	23,121	19%
Subtotal international	359,117	43	331,048	36	28,069	8%
Total revenue	$829,455	100%	$914,530	100%	$(85,075)	(9)%
United States revenue decreased 19%, or $113.1 million, compared with the same period last year primarily due to a decrease in revenue from service assurance offerings from both enterprise and service provider customers, including radio frequency propagation modeling projects. International revenue increased 8%, or $28.1 million, compared to the same period last year primarily driven by higher revenue from both enterprise and service provider customers from cybersecurity offerings.

Total revenue by product line was as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2024		2023		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$557,626	67%	$678,709	74%	$(121,083)	(18)%
Cybersecurity	271,829	33	235,821	26	36,008	15%
Total revenue	$829,455	100%	$914,530	100%	$(85,075)	(9)%
The 18%, or $121.1 million, decrease in revenue from the service assurance product line included a decrease in revenue from radio frequency propagation modeling projects from service provider customers as well as industry-specific capital spending constraints among both service provider and enterprise customers. The 15%, or $36.0 million, increase in revenue from the cybersecurity product line was due to an increase in revenue from service provider and enterprise customers.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, personnel expenses, packaging materials, overhead and amortization of acquired developed technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2024		2023
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$64,057	8%	$94,868	10%	$(30,811)	(32)%
Service	123,355	15	128,230	14	(4,875)	(4)%
Total cost of revenue	$187,412	23%	$223,098	24%	$(35,686)	(16)%
Gross profit:
Product $	$296,387	36%	$355,925	39%	$(59,538)	(17)%
Product gross profit %	82%		79%		3%
Service $	$345,656	42%	$335,507	37%	$10,149	3%
Service gross profit %	74%		72%		2%
Total gross profit $	$642,043		$691,432		$(49,389)	(7)%
Total gross profit %	77%		76%		1%
Product. The 32%, or $30.8 million, decrease in cost of product revenue for the fiscal year ended March 31, 2024 compared to the same period last year was primarily due to a $23.7 million decrease in costs related to the delivery of radio frequency propagation modeling projects, a $2.8. million decrease in the amortization of intangible assets, a $1.6 million decrease in employee-related costs associated with the timing of certain projects, a $1.3 million decrease in direct material costs, and a $0.8 million decrease in obsolescence charges. The product gross profit percentage increased by three percentage points to 82% during the fiscal year ended March 31, 2024 as compared to the same period in the prior year. The 17%, or $59.5 million, decrease in product gross profit, corresponds with the 20%, or $90.3 million, decrease in product revenue, partially offset by the 32%, or $30.8 million, decrease in cost of product revenue.
Service. The 4%, or $4.9 million, decrease in cost of service revenue for the fiscal year ended March 31, 2024 compared to the same period last year was primarily due to a $5.4 million decrease in employee-related expenses largely due to a decrease in variable incentive compensation partially offset by an increase in employee-related costs associated with the timing of certain projects. This decrease was partially offset by a $1.4 million increase in cost of materials used to support customers under service contracts. The service gross profit percentage increased by two percentage points to 74% during the fiscal year ended March 31, 2024 compared to the same period in the prior year. The 3%, or $10.1 million, increase in service gross profit corresponds with the 1%, or $5.3 million, increase in service revenue and the 4%, or $4.9 million, decrease in cost of services revenue.
Gross profit. Our gross profit decreased 7%, or $49.4 million, for the fiscal year ended March 31, 2024 compared to the same period last year. This decrease is attributable to the 9%, or $85.1 million, decrease in revenue, partially offset by the 16%, or $35.7 million, decrease in cost of revenue. The gross profit percentage increased by one percentage point to 77% during the fiscal year ended March 31, 2024 compared to the same period in the prior year.
Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2024		2023
		% of Revenue		% of Revenue	$	%
Research and development	$161,213	19	$176,173	19%	$(14,960)	(8)%
Sales and marketing	270,979	33	276,913	30	(5,934)	(2)%
General and administrative	95,886	12	103,510	11	(7,624)	(7)%
Amortization of acquired intangible assets	50,337	6	55,390	6	(5,053)	(9)%
Restructuring charges	—	—	1,782	—	(1,782)	(100)%
Goodwill impairment	217,260	26	—	—	217,260	100%
Gain on divestiture of a business	(3,806)	—	—	—	(3,806)	(100)%
Total operating expenses	$791,869	96%	$613,768	66%	$178,101	29%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 8%, or $15.0 million, decrease in research and development expenses for the fiscal year ended March 31, 2024 compared to the same period last year was primarily due to an $11.5 million decrease in employee-related costs due to a decrease in variable incentive compensation, a $1.6 million decrease in contractor fees, and a $1.6 million decrease in depreciation expense. These decreases were partially offset by a $0.7 million increase in rent and other facilities related expense.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 2%, or $5.9 million, decrease in total sales and marketing expenses for the fiscal year ended March 31, 2024 compared to the same period last year was primarily due to a $5.5 million decrease in expenses related to trade shows, user conferences and other events, a $3.4 million decrease in advertising expense, a $1.6 million decrease in commissions expense, a $0.8 million decrease in recruitment expense, and a $0.5 million decrease in other marketing related expenses. These decreases were partially offset by a $4.0 million increase in employee-related expenses largely due to an increase in variable incentive compensation as well as an increase in headcount, and a $1.8 million increase in travel expense.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal, and human resource employees, overhead, and other corporate expenditures.
The 7%, or $7.6 million, decrease in general and administrative expenses for the fiscal year ended March 31, 2024 compared to the same period last year was primarily due to a $6.0 million decrease in legal-related expenses mainly due to a favorable decision related to the Packet Intelligence LLC appeal, a $1.6 million decrease in employee-related costs largely due to a decrease in variable incentive compensation, a $1.3 million decrease in business taxes, and a $0.8 million decrease in depreciation expense. These decreases were partially offset by a $1.7 million increase in contractor fees, and a $1.0 million increase in accounting related expenses.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and trade names, and leasehold interests related to our acquisition of

Danaher Corporation's communication business (Comms Transaction), Network General Corporation, Avvasi Incorporated and Efflux Systems, Inc.
The 9%, or $5.1 million, decrease in amortization of acquired intangible assets for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023 was primarily due to a decrease in the amortization of intangible assets acquired as part of the Comms Transaction and the Network General Corporation transaction.
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
Goodwill impairment. During the fiscal year ended March 31, 2024, we recorded $217.3 million in goodwill impairment charges. As a result of a sustained decline in our stock price and overall market capitalization during the third quarter of fiscal year 2024, along with other qualitative considerations including the continued impact from the macroeconomic environment, we determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, we performed a quantitative impairment test of goodwill at December 31, 2023. We estimated the implied fair value of our reporting unit using a market approach. As a result of the quantitative impairment test, we determined goodwill was impaired and recorded a goodwill impairment charge of $167.1 million during the third quarter of fiscal year 2024. During the fourth quarter of fiscal year 2024, we performed our annual goodwill impairment test as of January 31, 2024, again using a quantitative assessment and estimated the implied fair value of our reporting unit using a market approach. As a result of the quantitative impairment test, we determined goodwill was further impaired and recorded an impairment charge of $50.2 million during the fourth quarter of fiscal year 2024. The additional impairment charge recorded in the fourth quarter of fiscal year 2024 was primarily due to a decrease in our stock price from December 31, 2023 to January 31, 2024 and an increase in the forecasted interest rate, which impacted our weighted-average cost of capital. At March 31, 2024, we performed a triggering event assessment and concluded no events or circumstances occurred that indicated goodwill was further impaired. During fiscal year 2023, our annual impairment tests was completed as of January 31, 2023 using the qualitative assessment, which indicated that goodwill was not impaired.
The key assumption in the market approach utilized in fiscal year 2024 to determine the fair value of the reporting unit in our quantitative goodwill impairment assessment was the company-specific control premium, which was estimated using expected synergies that would be realized by a hypothetical buyer. We also compared the implied control premium to recent control premiums paid in the industry, as evidenced by guideline public company comparable transactions. This information corroborated that the company-specific control premium was within the range of premiums for other companies operating in the industry. Changes in the estimates or assumptions used in its quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, continued increases in costs, and rising interest rates and other macroeconomic factors. An increase or decrease of 1% in the company-specific control premium used in the determination of the fair value of the reporting unit under the market approach at December 31, 2023 and January 31, 2024 would have resulted in an increase or decrease in the goodwill impairment recorded of approximately $15.6 million and $15.3 million, respectively.
We will continue to monitor relevant facts and circumstances, including future changes in our stock price. We may be required to record additional goodwill impairment charges. While management cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on our results of operations and financial condition.
Gain on Divestiture of a Business. During the fiscal year ended March 31, 2024, we recorded a $3.8 million gain on the divestiture of the Test Optimization business.

Interest and Other Income (Expense), Net
Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2024		2023
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$5,316	1%	$(9,249)	(1)%	$14,565	157%
The 157%, or $14.6 million, change in interest and other income (expense), net was primarily due to a $7.2 million increase in the fair value of the equity investment in Napatech A/S (Napatech), a $4.7 million increase in interest income, and a $1.6 million decrease in interest expense due to debt repayments on the credit facility in March 2023, partially offset by an increase in the average interest rate on the credit facility during the fiscal year ended March 31, 2024 when compared to the fiscal year ended March 31, 2023. In addition, there was a $0.9 million decrease in foreign exchange expense, and a $0.5 million increase in other income.
Income Tax Expense
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Considering we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.
The annual effective tax rate for the fiscal year ended March 31, 2024 was 2.2%, compared to an annual effective tax rate of 12.8% for the fiscal year ended March 31, 2023. The effective tax rate for the fiscal year ended March 31, 2024 is lower than the effective rate for the fiscal year ended March 31, 2023, primarily due to a discrete benefit related to the finalization of our tax return filings and a significant nondeductible goodwill impairment charge.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2024		2023
		% of Revenue		% of Revenue	$	%
Income tax expense	$3,224	—%	$8,767	1%	$(5,543)	(63)%

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

As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3.5 million for pre-suit damages and $2.3 million for post-suit damages. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awarded pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, NetScout appealed, and in July 2020, the Court of Appeals for the Federal Circuit (Federal Circuit) issued a decision vacating the $3.5 million pre-suit damages award, affirming the $2.3 million post-suit damages award, vacating the $2.8 million enhancement award, and remanding to the district court to determine what, if any, enhancement should be awarded. In March 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. On September 8 and 9, 2021, in proceedings initiated by third parties that did not involve NetScout, the Patent Trial and Appeal Board (PTAB) invalidated all the patent claims that were also asserted against NetScout in this case. After the PTAB decisions were issued, NetScout moved, among other things, to dismiss the case and enter judgment in its favor on the grounds that the PTAB decisions invalidating the asserted claims precluded Plaintiff from continuing to assert its patent infringement causes of action and from seeking damages from NetScout. The District Court denied NetScout’s motion with respect to its request to dismiss the case and enter judgment in its favor. The District Court entered an amended final judgment awarding Plaintiff $2.3 million in post-suit damages, $1.1 million in enhanced damages, pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last expiration date being June 2022. On July 20, 2022, NetScout filed a notice of appeal to the Federal Circuit from, among other things, the amended final judgment. On May 2, 2024, in a separate action the Federal Circuit affirmed the PTAB decisions, which as a result found that all of the patent claims asserted by Packet Intelligence against NetScout were invalid. Also on May 2, 2024, the Federal Circuit ruled in NetScout's favor in its appeal, vacating the District Court's final judgment and remanding the case to the District Court to dismiss the case against NetScout as moot. In view of the current circumstances, NetScout has concluded that the risk of loss associated with damages that may result from this case is remote. As a result, we recorded a $4.6 million reduction in contingent liabilities and legal fees during the year ended March 31, 2024.
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

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities and investments consisted of the following (in thousands):

	At March 31, (Dollars in Thousands)
	2024	2023
Cash and cash equivalents	$389,674	$386,794
Short-term marketable securities and investments	33,459	32,204
Long-term marketable securities	994	8,940
Cash, cash equivalents, marketable securities and investments	$424,127	$427,938
Cash, cash equivalents, marketable securities and investments
At March 31, 2024, cash, cash equivalents, marketable securities and investments (current and non-current) totaled $424.1 million. This represents a decrease of $3.8 million from $427.9 million at March 31, 2023. This decrease was primarily due to $50.0 million used to repurchase shares of our common stock, $19.4 million used for tax withholdings on restricted stock units, and $6.3 million used for capital expenditures. These decreases were partially offset by $58.5 million of net cash provided by operating activities, and $7.8 million in proceeds from the divestiture of the Test Optimization business during the fiscal year ended March 31, 2024.
At March 31, 2024, cash, short-term and long-term marketable securities in the United States was approximately $254.6 million, while cash and short-term investments held outside of the United States was approximately $169.5 million.
Cash and cash equivalents were impacted by the following:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2024	2023
Net cash provided by operating activities	$58,811	$156,650
Net cash provided by investing activities	$13,358	$15,304
Net cash used in financing activities	$(69,352)	$(419,430)
Net cash from operating activities
Fiscal year 2024 compared to fiscal year 2023
Net cash provided by operating activities was $58.8 million during the fiscal year ended March 31, 2024, compared to $156.7 million of net cash provided by operating activities during the fiscal year ended March 31, 2023. This $97.9 million decrease was due in part to a $207.4 million decrease from the change in net income (loss), a $53.3 million decrease from accounts receivable and unbilled costs, a $45.8 million decrease from accrued compensation and other expenses, a $10.9 million decrease from depreciation and amortization, a $10.9 million decrease from prepaid expenses and other assets, an $8.4 million decrease from inventories, a $5.5 million decrease in other gains related to the change in the fair value of an equity investment, a $3.8 million decrease from the gain on the divestiture of the Test Optimization business, a $3.8 million decrease from income taxes payable, and a $1.6 million decrease from the change in fair value of a derivative instrument. These decreases were partially offset by a $217.3 million goodwill impairment charge, a $15.4 million increase from deferred revenue, an $8.8 million increase from share-based compensation, an $8.1 million increase from deferred income taxes, and a $3.7 million increase from accounts payable during the fiscal year ended March 31, 2024 as compared with the fiscal year ended March 31, 2023. Accounts receivable days sales outstanding was 81 days at March 31, 2024 compared to 58 days at March 31, 2023.

Net cash from investing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2024	2023
Cash provided by investing activities included the following:
Purchase of marketable securities and investments	$(52,774)	$(114,513)
Proceeds from sales and maturity of marketable securities	64,728	140,462
Purchase of fixed assets	(6,337)	(10,487)
Purchase of intangible assets	—	(161)
Proceeds from divestiture of a business	7,766	—
(Increase) decrease in deposits	(25)	3
	$13,358	$15,304
Net cash provided by investing activities decreased by $1.9 million to $13.4 million during the fiscal year ended March 31, 2024, compared to $15.3 million of net cash provided by investing activities during the fiscal year ended March 31, 2023.
Net cash inflows relating to the purchase and sales of marketable securities and investments decreased $14.0 million relating to the amount of investments held at each respective balance sheet date, from an inflow of $25.9 million during the fiscal year ended March 31, 2023 to an inflow of $12.0 million during the fiscal year ended March 31, 2024. The overall net decrease in cash inflow was due in part to the settlement of the forward purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock valued at $6.2 million in April 2023.
There was a $7.8 million increase in proceeds from the divestiture of the Test Optimization business during the fiscal year ended March 31, 2024.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2025.
Net cash from financing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2024	2023
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$3	$2
Treasury stock repurchases, including accelerated share repurchases	(50,000)	(150,039)
Tax withholding on restricted stock units	(19,355)	(19,393)
Repayment of long-term debt	—	(250,000)
	$(69,352)	$(419,430)
Net cash used in financing activities decreased $350.0 million to $69.4 million during the fiscal year ended March 31, 2024, compared to $419.4 million of net cash used in financing activities during the fiscal year ended March 31, 2023.
During the fiscal year ended March 31, 2024, we repurchased a total of 1,209,153 shares for $33.6 million in the open market under our twenty-five million share repurchase program authorized in 2017 (2017 Share Repurchase Program), and 614,516 shares for $16.4 million in the open market under the 2022 Share Repurchase Program. During the fiscal year ended March 31, 2023, we repurchased 4,549,329 shares of our common stock under an ASR program for $150.0 million. Purchases during the fiscal year ended March 31, 2023 were under the 2017 Share Repurchase Program.
In connection with the delivery of common shares upon vesting of restricted stock units, we have withheld 653,645 shares for $19.4 million, and 562,360 shares for $19.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2024 and 2023, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

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
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of our common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. During the fiscal year ended March 31, 2023, we repaid $250.0 million of borrowings under the Second Amended and Restated Credit Agreement. At March 31, 2024, $100 million was outstanding under the Second Amended and Restated Credit Agreement. On May 13, 2024, we repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement.
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
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of NetScout, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of our financial statements for the quarter ended December 31, 2023, until we have delivered financial statements for the quarter ended March 31, 2024, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended December 31, 2023, until we have delivered financial statements for the quarter ended March 31, 2024, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under our previous amended credit agreement that we maintain a minimum consolidated interest coverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to our adjusted consolidated EBITDA. Our maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. At March 31, 2024, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
We had unamortized capitalized debt issuance costs, net of $2.6 million at March 31, 2024, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $1.5 million was included as other assets in our consolidated balance sheet at March 31, 2024.
Contractual Obligations
Our contractual obligations at March 31, 2024 consisted mainly of (i) principal and interest related to our long-term debt obligations (see Long-Term Debt, Note 12 to the Consolidated Financial Statements), (ii) operating lease obligations (see Leases, Note 18 to the Consolidated Financial Statements), (iii) unconditional purchase obligations, primarily under purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business (see Commitments and Contingencies, Note 19 to the Consolidated Financial Statements), and (iv) pension benefit plan (see Pension Benefit Plans, Note 16 to the Consolidated Financial Statements).
At March 31, 2024, the total accrual of our retirement obligation for our chairman and CEO was $1.1 million. The payment stream for this retirement obligation is based upon the retirement date which is currently not determinable.
At March 31, 2024, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $1.2 million. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.
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
A portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to repay borrowings under our Second Amended and Restated Credit Agreement, or to repurchase shares of our common stock through our stock repurchase programs. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. Macroeconomic conditions, including high interest rates and volatility in the capital markets, may make it difficult for us to secure additional financing on favorable terms or at all. Any sale of additional equity or debt securities could result in additional dilution to our stockholders.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At March 31, 2024, we owed $100 million on this loan with an interest rate of 6.43%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of March 31, 2024. Should the current weighted average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $643 thousand as of March 31, 2024.
Credit Risk. Our cash equivalents and marketable securities consist primarily of U.S government and municipal obligations, corporate bonds, commercial paper, certificates of deposit, and money market instruments.
At March 31, 2024 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
At March 31, 2024, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.7 million. The valuation of outstanding foreign currency forward contracts at March 31, 2024 resulted in a liability balance of $74 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $11 thousand, reflecting favorable rates in comparison to current market rates. At March 31, 2023, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.3 million and foreign currency forward contracts not designated as hedging instruments with a notional amount of $6.0 million. The valuation of outstanding foreign currency forward contracts (both designated and not designated as hedging instruments) at March 31, 2023 resulted in a liability balance of $49 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $59 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2024.
The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 herein.

Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Date Terminated
John Downing, Executive Vice President, Worldwide Sales	March 7, 2024	Rule 10b5-1 Trading Arrangement	Up to 20,000 shares to be sold	February 27, 2025	N/A
Christopher Perretta, Director	March 15, 2024	Rule 10b5-1 Trading Arrangement	Up to 11,905 shares to be sold	March 10, 2025	N/A

(1) Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) Represents the expiration date of the Rule 10b5-1 Trading Arrangement.. Pursuant to the terms of the Rule 10b5-1 Trading Arrangement, the Rule 10b5-1 Trading Arrangement may terminate earlier upon the occurrence of certain events.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

		Consolidated Balance Sheets at March 31, 2024 and 2023	F-5

		Consolidated Statements of Operations for the Years Ended March 31, 2024, 2023 and 2022	F-6

		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2024, 2023 and 2022	F-7

		Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2024, 2023 and 2022	F-8

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2024, 2023 and 2022	F-9

		Notes to Consolidated Financial Statements	F-10

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts for the Years Ended March 31, 2024, 2023 and 2022	S-1

No other financial statement schedules have been included because they are either not applicable or the information is in the consolidated financial statements.

	3.	Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)		We hereby file as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) above.

(c)		We hereby file as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) above.

NetScout Systems, Inc.
Index to Exhibits

3.1, 4.1	Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout’s current Report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, SEC File No. 000-26251, filed on June 29, 2001, and incorporated herein by reference).

4.4	Description of Common Stock (filed as Exhibit 4.4 to NetScout's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, SEC File No. 000-26251, filed on May 20, 2020 and incorporated herein by reference).

10.1*	Form of Amended and Restated Indemnification Agreement between NetScout and each director and executive officer filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, SEC File No. 000-26251, filed January 28, 2014, and incorporated herein by reference).

10.2	Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, SEC File No. 000-26251, filed on June 29, 2001, and incorporated herein by reference).

10.3*	Agreement Relating to Employment, dated January 3, 2007, by and between NetScout and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on January 5, 2007 and incorporated herein by reference).

10.4*	Amendment No. 1, dated February 2, 2007, to Agreement Relating to Employment by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, SEC File No. 000-26251, filed February 5, 2007 and incorporated herein by reference).

10.5*	Amendment No. 2, dated December 22, 2008, to Agreement Relating to Employment by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, SEC File No. 000-26251, filed February 6, 2009 and incorporated herein by reference).

10.6*	Amendment No. 3, dated May 28, 2012, to Agreement Relating to Employment, by and between the Company and Anil K. Singhal (filed as Exhibit 10.3 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.7*	Form of Amended and Restated Severance Agreement for Named Executive Officers (other than the CEO and CFO) (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.8*	Amended and Restated Severance Agreement, dated May 28, 2012, by and between the Company and Jean Bua (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.9	Third Amendment Agreement, dated August 10, 2010, to that certain Lease, dated August 17, 2000, as amended, between the Company and Westford West I Limited Partnership, as successor to Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, SEC File No. 000-26251, filed November 9, 2010 and incorporated herein by reference).

10.10*	NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan, as amended (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-267069, filed on August 25, 2022 and incorporated herein by reference).

10.11*	Form of Amendment to Amended and Restated Severance Agreement for Executive Officers (filed as Exhibit 10.9 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, SEC File No. 000-26251, filed on January 27, 2015 and incorporated herein by reference).

10.12
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

10.13*	Summary of Non-Employee Director Compensation (filed as Exhibit 10.2 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, SEC File No. 000-26251, filed on November 4, 2021 and incorporated herein by reference.

10.14*	NetScout Systems, Inc. 2019 Equity Incentive Plan, as amended (filed as Exhibit 99.1 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-267069, filed on August 25, 2022 and incorporated herein by reference).

10.15*	Form of Restricted Stock Unit Agreement with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019, SEC File No. 000-26251, filed on February 6, 2020 and incorporated herein by reference).

10.16	First Amendment Agreement, dated as of February 22, 2023, to the Second Amended and Restated Credit Agreement, dated as of July 27, 2021, by and among NetScout Systems, Inc., as borrower; certain subsidiaries of NetScout Systems, Inc., as loan parties; the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, attaching Second Amended and Restated Credit Agreement, dated as of July 27, 2021 (as amended by the First Amendment Agreement), by and among NetScout Systems, Inc., as borrower; JPMorgan Chase Bank, N.A., as administrative agent and collateral agent; JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, BofA Securities Inc., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners; Santander Bank, N.A., U.S. Bank National Association, Fifth Third Bank, National Association, Silicon Valley Bank and TD Bank, N.A. as co-documentation agents; and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on February 22, 2023 and incorporated herein by reference).

19	NetScout Systems, Inc. Amended and Restated Insider Trading and Window Policy

21	Subsidiaries of NetScout (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

32.2†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

97	NetScout Systems, Inc. Executive Compensation Recovery Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 formatted in Inline XBRL

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing

Item 16. Form 10-K Summary
    Not provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

By:	/S/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer, and Chairman

Date: May 16, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 16, 2024
Anil K. Singhal

/S/ JEAN BUA	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 16, 2024
Jean Bua

/S/ MICHAEL SZABADOS	Chief Operating Officer and Vice Chairman	May 16, 2024
Michael Szabados

/S/ ROBERT E. DONAHUE	Director	May 16, 2024
Robert E. Donahue

/S/ JOHN R. EGAN	Director	May 16, 2024
John R. Egan

/S/ ALFRED GRASSO	Director	May 16, 2024
Alfred Grasso

/S/ JOSEPH G. HADZIMA, JR.	Director	May 16, 2024
Joseph G. Hadzima, Jr.

/S/ SHANNON NASH	Director	May 16, 2024
Shannon Nash

/S/ MARLENE PELAGE	Director	May 16, 2024
Marlene Pelage

/S/ CHRISTOPHER PERRETTA	Director	May 16, 2024
Christopher Perretta

/S/ VIVIAN VITALE	Director	May 16, 2024
Vivian Vitale

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NetScout Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NetScout Systems, Inc. and its subsidiaries (the "Company") as of March 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended March 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Interim and Annual Goodwill Impairment Assessments

As described in Note 9 to the consolidated financial statements, the Company has one reporting unit and the goodwill balance was $1.5 billion as of March 31, 2024. Goodwill is tested by management for impairment at the reporting unit level annually, as of January 31, and on an interim basis if an event occurs or circumstances change (a "triggering event") that would indicate the fair value of the reporting unit is below its carrying value. As a result of a sustained decline in the Company's stock price and overall market capitalization during the third quarter of fiscal year 2024, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, management determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, management performed a quantitative impairment test of goodwill as of December 31, 2023, which resulted in a goodwill impairment charge of $167.1 million. Management performed the annual goodwill impairment test as of January 31, 2024, which resulted in an impairment charge of $50.2 million. Management estimated the implied fair value of the reporting unit using a market approach. As disclosed by management, the key assumption in the market approach was the company-specific control premium.

The principal considerations for our determination that performing procedures relating to the interim and annual goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's company-specific control premium significant assumption; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessments, including controls over the valuation of the reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the reporting unit; (ii) evaluating the appropriateness of the market approach used by management; (iii) testing the completeness and accuracy of underlying data used in the market approach; and (iv) evaluating the reasonableness of the significant assumption used by management related to the company-specific control premium. Evaluating management's assumption related to the company-specific control premium involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting unit; (ii) the synergies which a market participant could achieve; (iii) the consistency with external market and industry data; and (iv) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market approach and (ii) the reasonableness of the company-specific control premium assumption.

Revenue from Contracts with Customers - Identification of Distinct Performance Obligations

As described in Note 3 to the consolidated financial statements, the Company derives revenues primarily from the sale of network management tools and cybersecurity solutions for service provider and enterprise customers, which include hardware, software and service offerings. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. During the year ended March 31, 2024, the Company recognized revenue from contracts with customers of $829.5 million.

The principal considerations for our determination that performing procedures relating to revenue from contracts with customers - identification of distinct performance obligations is a critical audit matter are (i) the significant judgment by management in determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's identification of distinct performance obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification of distinct performance obligations. These procedures also included, among others, for a sample of contracts, (i) reading the executed contract to understand the terms and conditions and (ii) evaluating management's identification of the performance obligations.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 16, 2024

We have served as the Company’s auditor since 1993.

NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2024	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$389,674	$386,794
Marketable securities and investments	33,459	32,204
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $479 and $675 at March 31, 2024 and 2023, respectively	192,096	143,855
Inventories and deferred costs	14,095	17,956
Prepaid income taxes	11,076	2,235
Prepaid expenses and other current assets	32,094	34,316
Total current assets	672,494	617,360
Fixed assets, net	26,487	34,735
Operating lease right-of-use assets	42,486	51,456
Goodwill	1,502,820	1,724,404
Intangible assets, net	308,659	366,591
Deferred income taxes	30,767	4,534
Long-term marketable securities	994	8,940
Other assets	10,595	12,540
Total assets	$2,595,302	$2,820,560
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,506	$16,473
Accrued compensation	51,362	83,279
Accrued other	14,665	26,283
Income taxes payable	764	4,391
Deferred revenue and customer deposits	301,806	311,531
Current portion of operating lease liabilities	11,979	11,650
Total current liabilities	395,082	453,607
Other long-term liabilities	7,055	7,683
Deferred tax liability	4,374	24,939
Accrued long-term retirement benefits	28,413	26,049
Long-term deferred revenue and customer deposits	130,212	129,814
Operating lease liabilities, net of current portion	38,101	48,819
Long-term debt	100,000	100,000
Total liabilities	703,237	790,911
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2024 and 2023	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized; 131,316,309 and 128,683,824 shares issued and 71,404,216 and 71,249,045 shares outstanding at March 31, 2024 and 2023, respectively	131	128
Additional paid-in capital	3,181,366	3,099,698
Accumulated other comprehensive income	3,572	5,738
Treasury stock at cost, 59,912,093 and 57,434,779 shares at March 31, 2024 and 2023, respectively	(1,615,483)	(1,546,128)
Retained earnings	322,479	470,213
Total stockholders' equity	1,892,065	2,029,649
Total liabilities and stockholders' equity	$2,595,302	$2,820,560
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2024	2023	2022
Revenue:
Product	$360,444	$450,793	$410,121
Service	469,011	463,737	445,454
Total revenue	829,455	914,530	855,575
Cost of revenue:
Product	64,057	94,868	90,730
Service	123,355	128,230	123,456
Total cost of revenue	187,412	223,098	214,186
Gross profit	642,043	691,432	641,389
Operating expenses:
Research and development	161,213	176,173	171,131
Sales and marketing	270,979	276,913	264,191
General and administrative	95,886	103,510	97,692
Amortization of acquired intangible assets	50,337	55,390	59,741
Restructuring charges	—	1,782	—
Goodwill impairment	217,260	—	—
Gain on divestiture of a business	(3,806)	—	—
Total operating expenses	791,869	613,768	592,755
Income (loss) from operations	(149,826)	77,664	48,634
Interest and other income (expense), net:
Interest income	9,602	4,923	297
Interest expense	(8,651)	(10,248)	(8,048)
Other income (expense), net	4,365	(3,924)	2,009
Total interest and other income (expense), net	5,316	(9,249)	(5,742)
Income (loss) before income tax expense	(144,510)	68,415	42,892
Income tax expense	3,224	8,767	7,018
Net income (loss)	$(147,734)	$59,648	$35,874

Basic net income (loss) per share	$(2.07)	$0.83	$0.48
Diluted net income (loss) per share	$(2.07)	$0.82	$0.48
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	71,474	71,781	74,019
Net income (loss) per share—diluted	71,474	73,046	75,084

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended March 31,
	2024	2023	2022
Net income (loss)	$(147,734)	$59,648	$35,874
Other comprehensive income (loss):
Cumulative translation adjustments	(113)	(270)	153
Recognition of actuarial net (losses) gains from pension and other post-retirement plans, net of (benefit) tax of ($823), $2,448, and $824	(1,937)	5,759	1,937
Changes in market value of investments:
Changes in unrealized (losses) gains, net of (benefit) tax of ($15), $14, and ($9)	(45)	42	(29)
Total net change in market value of investments	(45)	42	(29)
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefit) tax of ($9), ($116), and $19	(24)	(361)	63
Reclassification adjustment for net (loss) gain included in net income (loss), net of (benefit) tax of ($15), $137, and ($13)	(47)	427	(43)
Total net change in market value of derivatives	(71)	66	20
Other comprehensive income (loss)	(2,166)	5,597	2,081
Total comprehensive income (loss)	$(149,900)	$65,245	$37,955

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2021	124,197,974	$124	$2,955,400	$(1,940)	50,446,359	$(1,322,496)	$374,691	$2,005,779
Net income							35,874	35,874
Unrealized net investment losses				(29)				(29)
Unrealized net gains on derivative financial instruments				20				20
Cumulative translation adjustments				153				153
Recognition of actuarial net gains from pension and other post-retirement plan				1,937				1,937
Issuance of common stock pursuant to vesting of restricted stock units	1,728,994	2						2
Stock-based compensation expense for restricted stock units granted to employees			53,421					53,421
Issuance of common stock under employee stock purchase plan	498,415		14,582					14,582
Repurchase of treasury stock					1,876,731	(51,344)		(51,344)
Balance, March 31, 2022	126,425,383	126	3,023,403	141	52,323,090	(1,373,840)	410,565	2,060,395
Net income							59,648	59,648
Unrealized net investment gains				42				42
Unrealized net gains on derivative financial instruments				66				66
Cumulative translation adjustments				(270)				(270)
Recognition of actuarial net gains from pension and other post-retirement plan				5,759				5,759
Issuance of common stock pursuant to vesting of restricted stock units	1,777,658	2						2
Stock-based compensation expense for restricted stock units granted to employees			59,086					59,086
Issuance of common stock under employee stock purchase plan	480,783		14,353					14,353
Repurchase of treasury stock			2,856		5,111,689	(172,288)		(169,432)
Balance, March 31, 2023	128,683,824	128	3,099,698	5,738	57,434,779	(1,546,128)	470,213	2,029,649
Net loss							(147,734)	(147,734)
Unrealized net investment losses				(45)				(45)
Unrealized net losses on derivative financial instruments				(71)				(71)
Cumulative translation adjustments				(113)				(113)
Recognition of actuarial net losses from pension and other post-retirement plan				(1,937)				(1,937)
Issuance of common stock pursuant to vesting of restricted stock units	2,067,558	3						3
Stock-based compensation expense for restricted stock units granted to employees			67,973					67,973
Issuance of common stock under employee stock purchase plan	564,927		13,695					13,695
Repurchase of treasury stock					2,477,314	(69,355)		(69,355)
Balance, March 31, 2024	131,316,309	$131	$3,181,366	$3,572	59,912,093	$(1,615,483)	$322,479	$1,892,065
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(147,734)	$59,648	$35,874
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	74,986	85,918	95,784
Loss on extinguishment of debt	—	—	596
Operating lease right-of-use assets	10,533	10,598	10,292
Gain on divestiture of a business	(3,806)	—	—
Loss on disposal of fixed assets	303	49	5
Share-based compensation expense associated with equity awards	70,799	61,986	56,074
Change in fair value of derivative instrument	(206)	1,380	—
Goodwill impairment	217,260	—	—
Net change in fair value of contingent and contractual liabilities	—	—	(837)
Deferred income taxes	(45,949)	(54,032)	(12,681)
Other gains	(5,451)	(1)	(11)
Changes in assets and liabilities
Accounts receivable and unbilled costs	(48,376)	4,897	49,322
Inventories	609	9,007	(7,996)
Prepaid expenses and other assets	(5,835)	5,039	(13,001)
Accounts payable	(1,861)	(5,549)	4,211
Accrued compensation and other expenses	(33,704)	12,071	2,391
Operating lease liabilities	(11,952)	(11,927)	(12,060)
Income taxes payable	(3,620)	165	(3,087)
Deferred revenue	(7,185)	(22,599)	91,137
Net cash provided by operating activities	58,811	156,650	296,013
Cash flows from investing activities:
Purchase of marketable securities and investments	(52,774)	(114,513)	(78,367)
Proceeds from maturity of marketable securities	64,728	140,462	20,569
Purchase of fixed assets	(6,337)	(10,487)	(10,350)
Purchase of intangible assets	—	(161)	(50)
Proceeds from divestiture of a business	7,766	—	—
(Increase) decrease in deposits	(25)	3	(155)
Net cash provided by (used in) investing activities	13,358	15,304	(68,353)
Cash flows from financing activities:
Issuance of common stock under stock plans	3	2	2
Treasury stock repurchases, including accelerated share repurchases	(50,000)	(150,039)	(35,653)
Tax withholding on restricted stock units	(19,355)	(19,393)	(15,691)
Payment of debt issuance costs	—	—	(3,660)
Repayment of long-term debt	—	(250,000)	(350,000)
Proceeds from issuance of long-term debt	—	—	350,000
Collection of contingent consideration	—	—	837
Net cash used in financing activities	(69,352)	(419,430)	(54,165)
Effect of exchange rate changes on cash and cash equivalents	63	(1,891)	(4,510)
Net increase (decrease) in cash and cash equivalents	2,880	(249,367)	168,985
Cash and cash equivalents, beginning of year	386,794	636,161	467,176
Cash and cash equivalents, end of year	$389,674	$386,794	$636,161
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,427	$8,063	$4,962
Cash paid for income taxes	$62,318	$55,924	$31,702
Non-cash transactions:
Transfers of inventory to fixed assets	$1,814	$1,371	$2,657
Additions to property, plant and equipment included in accounts payable	$158	$56	$197
Issuance of common stock under employee stock purchase plans	$13,695	$14,353	$14,582
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS
NetScout Systems, Inc., or NetScout or the Company, has been a technology innovator for nearly four decades since its founding in 1984. The Company's solutions, based on patented Adaptive Service Intelligence (ASI) technology, help customers identify network and application performance issues, defend their networks from denial of service (DDoS) attacks, and rapidly find and isolate advanced network threats. As a result, customers can quickly resolve issues that cause business disruptions, downtime, poor service quality or compromised security, thereby driving compelling returns on their investments in their network and broader information technology (IT) initiatives.
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
Global and Macroeconomic Conditions
The Company continues to closely monitor the current global and macroeconomic conditions, including the impacts of the ongoing war in Ukraine and hostilities in the Middle East, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact its business, customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic trends remain uncertain. It is possible that the measures taken by the governments of countries affected and the resulting economic impacts may materially and adversely affect the Company's future results of operations, cash flows and financial position as well as its customers.
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The macroeconomic environment remains challenging with constrained customer spending and the Company expects this to persist into the remainder of fiscal year 2025. The Company has taken and continues to take precautionary actions to manage costs and increase productivity across the organization. This includes managing discretionary spending and hiring activities. In addition, based on covenant levels, the Company had as of March 31, 2024 an incremental $700 million available under the revolving credit facility.
The Company expects net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under the revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
At March 31, 2024 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions which the Company believes are those institutions with an investment grade rating for deposits.
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
Uncollected Deferred Revenue
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $5.9 million and $6.6 million at March 31, 2024 and 2023, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. NetScout's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At March 31, 2024 and March 31, 2023, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the fiscal years ended March 31, 2024, and 2022, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue. During the fiscal year ended March 31, 2023, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of the Company's total revenue.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Valuation of Goodwill, Intangible Assets and Other Acquisition and Divestiture Accounting Items
The Company amortizes acquired definite-lived intangible assets over their estimated useful lives. Goodwill is not amortized but subject to annual impairment tests; more frequently if events or circumstances occur (a "triggering event") that would indicate the fair value of its reporting unit is below its carrying value. The Company performs the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise.
Reporting units are determined based on the components of a Company's operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. The Company has one reporting unit.
To test impairment, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the intangible asset is impaired. If, based on the Company’s qualitative assessment, it is more likely than not that the fair value of the intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required.
The acquisition method of accounting requires an estimate of the fair value of the assets and liabilities acquired as part of these transactions. In order to estimate the fair value of acquired intangible assets, the Company uses either an income, market or cost method approach. The contingent purchase consideration represents amounts deposited into escrow accounts, which were established to cover damages NetScout may have suffered related to any liabilities that NetScout does not agree to assume or as a result of the breach of representations and warranties of the sellers as described in the acquisition agreements. The Company did not complete any acquisitions and completed one divestiture during the three years ended March 31, 2024.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Company had foreign currency losses of $1.9 million, $2.8 million and $0.2 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively. These amounts are included in other income (expense), net in the Company's consolidated statements of operations.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Advertising Expense
NetScout recognizes advertising expense as incurred. Advertising expense was $6.8 million, $10.2 million and $11.4 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company plans to adopt ASU 2023-07 beginning with its fiscal year ending March 31, 2025. The Company is in the process of evaluating the impact that the adoption ASU 2023-07 will have to the financial statements and related disclosures.

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
During the fiscal year ended March 31, 2024, the Company recognized revenue of $311.3 million related to the Company's deferred revenue balance reported at March 31, 2023.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at March 31, 2024.
At March 31, 2024, the Company had total deferred revenue of $432.0 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $301.8 million, or 70%, of this revenue during the next 12 months, and expects to recognize the remaining $130.2 million, or 30%, of this revenue thereafter.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the twelve months ended March 31, 2024.
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
At March 31, 2024, the consolidated balance sheet included $9.3 million in assets related to sales commissions to be expensed in future periods. A balance of $4.8 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at March 31, 2024. At March 31, 2023, the consolidated balance sheet included $9.4 million in assets related to sales commissions to be expensed in future periods. A balance of $4.7 million was included in prepaid expenses and other current assets, and a balance of $4.7 million was included in other assets in the Company's consolidated balance sheet at March 31, 2023.
During the twelve months ended March 31, 2024 and 2023, the Company recognized $6.8 million and $7.0 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.

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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2023	$675
Additions resulting in charges to operations	485
Deductions due to write-offs	(681)
Balance at March 31, 2024	$479

NOTE 4 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
Cash and cash equivalents mainly consisted of U.S government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at March 31, 2024 and 2023.
Marketable Securities
The following is a summary of marketable securities held by NetScout at March 31, 2024 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$10,523	$(26)	$10,497
Commercial paper	8,648	—	8,648
Certificates of deposit	2,807	—	2,807
Total short-term marketable securities	21,978	(26)	21,952
U.S. government and municipal obligations	1,004	(10)	994
Total long-term marketable securities	1,004	(10)	994
Total marketable securities	$22,982	$(36)	$22,946

The following is a summary of marketable securities held by NetScout at March 31, 2023, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$8,796	$(1)	$8,795
Commercial paper	19,136	—	19,136
Corporate bonds	310	—	310
Certificates of deposit	3,963	—	3,963
Total short-term marketable securities	32,205	(1)	32,204
U.S. government and municipal obligations	8,915	25	8,940
Total long-term marketable securities	8,915	25	8,940
Total marketable securities	$41,120	$24	$41,144

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Contractual maturities of the Company's marketable securities held at March 31, 2024 and 2023 (in thousands) were as follows:

	March 31, 2024	March 31, 2023
Available-for-sale securities:
Due in 1 year or less	$21,952	$32,204
Due after 1 year through 5 years	994	8,940
	$22,946	$41,144
Investments
In February 2023, the Company entered into a forward share purchase agreement with Napatech A/S (Napatech), a publicly traded Danish company registered on the Oslo stock exchange, to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock. As part of the agreement, the Company received the right to designate a representative to be nominated for election to the Napatech Board of Directors, which was approved by Napatech's Nomination Committee in April 2023. The Company accounts for this investment under the equity method and has elected to apply the fair value option to the investment. The Company records the investment at fair value at the end of each period based on the closing price of Napatech's stock and any change in fair value during the period is recorded in other income (expense), net within the Company's consolidated statement of operations. At March 31, 2024, the fair value of the investment in Napatech was $11.5 million and was included in marketable securities and investments in the Company's consolidated balance sheet. During the fiscal year ended March 31, 2024, the Company recognized a $5.5 million increase in the fair value of the equity investment in Napatech in other income (expense), net within the Company's consolidated statement of operations. For the fiscal year ended March 31, 2024, the unrealized losses related to foreign currency translation on the equity investment in Napatech were immaterial.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at March 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at
	March 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$381,829	$7,845	$—	$389,674
U.S. government and municipal obligations	8,985	2,506	—	11,491
Commercial paper	—	8,648	—	8,648
Certificates of deposit	—	2,807	—	2,807
Equity investment in Napatech	11,507	—	—	11,507
Derivative financial instruments	—	11	—	11
	$402,321	$21,817	$—	$424,138
LIABILITIES:
Derivative financial instruments	$—	$(74)	$—	$(74)
	$—	$(74)	$—	$(74)

	Fair Value Measurements at
	March 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$370,455	$16,339	$—	$386,794
U.S. government and municipal obligations	17,735	—	—	17,735
Commercial paper	—	19,136	—	19,136
Corporate bonds	310	—	—	310
Certificates of deposit	—	3,963	—	3,963
Derivative financial instruments	—	59	—	59
	$388,500	$39,497	$—	$427,997
LIABILITIES:
Derivative financial instruments	$—	$(49)	$(1,380)	$(1,429)
	$—	$(49)	$(1,380)	$(1,429)

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
The Company’s Level 3 liability at March 31, 2023 consisted of a forward share purchase contract with Napatech to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million, which qualified as a derivative instrument under authoritative guidance. The Company measured the forward share purchase contract at March 31, 2023 at fair

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

value based on inputs which were observable and those which were not observable in the market, resulting in a charge related to the Level 3 fair value hierarchy classification. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock valued at $6.2 million at such time. During the fiscal years ended March 31, 2024 and 2023, the Company recorded a $0.2 million and $1.4 million change in the fair value of the derivative instrument in other income (expense), net within the Company's consolidated statement of operations. During the fiscal year ended March 31, 2022, the Company received $0.8 million of contingent consideration related to the divestiture of the Company's handheld network test (HNT) tools business that occurred during fiscal year 2019.
The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liability for the fiscal years ended March 31, 2024 and 2023 (in thousands):

Derivative Instrument
Balance at March 31, 2022	$—
Change in fair value of derivative instrument	(1,380)
Balance at March 31, 2023	$(1,380)
Change in fair value of derivative instrument	206
Settlement of derivative instrument	1,174
Balance at March 31, 2024	$—

NOTE 6 – INVENTORIES AND DEFERRED COSTS
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consisted of the following (in thousands):

	March 31,
	2024	2023
Raw materials	$8,175	$12,352
Work in process	545	14
Finished goods	4,160	5,183
Deferred costs	1,215	407
	$14,095	$17,956

NOTE 7 – FIXED ASSETS
Fixed assets consisted of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2024	2023
Furniture and fixtures	3-7	$8,580	$9,786
Computer equipment and internal use software	2-3	188,799	192,168
Leasehold improvements (1)	up to 12	52,121	54,863
Demonstration and spare part units	2-3	20,153	18,733
		269,653	275,550
Less – accumulated depreciation		(243,166)	(240,815)
		$26,487	$34,735
(1) Leasehold improvements are depreciated over the shorter of the lease term or anticipated useful life of the improvement.
Depreciation expense was $15.9 million, $18.8 million and $20.1 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 8- DIVESTITURES
Business Divestiture
On September 8, 2023, the Company entered into an Asset Purchase Agreement to divest its Test Optimization business (TO business) for a purchase price of $7.8 million, inclusive of a working capital adjustment. The Company recorded a gain of $3.8 million on the divestiture for the fiscal year ended March 31, 2024. In connection with the divestiture, the Company had entered into a transitional services agreement with the buyer to provide certain services which ended on December 31, 2023.
The Company determined that the sale of the TO business did not represent a strategic shift and will not have a major effect on its consolidated results of operations, financial position or cash flow. Accordingly, the Company has not presented the sale as a discontinued operation in the consolidated financial statements.

NOTE 9 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has one reporting unit. Goodwill is tested for impairment at a reporting unit level at least annually, as of January 31, and on an interim basis if an event occurs or circumstances change (a "triggering event") that would indicate that the fair value of the reporting unit is below its carrying value.
During the year ended March 31, 2024, the Company recorded $217.3 million in goodwill impairment charges. As a result of a sustained decline in the Company’s stock price and overall market capitalization during the third quarter of fiscal year 2024, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, the Company determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, the Company performed a quantitative impairment test of goodwill at December 31, 2023. The Company estimated the implied fair value of the reporting unit using a market approach. As a result of the quantitative impairment test, the Company determined goodwill was impaired and recorded a goodwill impairment charge of $167.1 million during the third quarter of fiscal year 2024. During the fourth quarter of fiscal year 2024, the Company performed its annual goodwill impairment test as of January 31, 2024, again using a quantitative assessment and estimated the implied fair value of its reporting unit using a market approach. As a result of the quantitative impairment test, the Company determined goodwill was further impaired and recorded an impairment charge of $50.2 million during the fourth quarter of fiscal year 2024. The additional impairment charge recorded in the fourth quarter of fiscal year 2024 was primarily due to a decrease in the Company’s stock price from December 31, 2023 to January 31, 2024 and an increase in the forecasted interest rate yield curve, which impacted the Company’s weighted-average cost of capital. At March 31, 2024, the Company performed a triggering event assessment and concluded no events or circumstances occurred that indicated goodwill was further impaired.
During fiscal year 2023, the Company completed its annual goodwill impairment test at January 31, 2023, using the qualitative assessment, and the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
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
At March 31, 2024 and 2023, the carrying amounts of goodwill were $1.5 billion and $1.7 billion, respectively. The change in the carrying amount of goodwill for the fiscal year ended March 31, 2024 was due to the impairment of goodwill, the divestiture of the TO business, and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the changes in the carrying amount of goodwill for the fiscal years ended March 31, 2024 and 2023 as follows (in thousands):

Balance at March 31, 2022	$1,723,156
Foreign currency translation impact	1,248
Balance at March 31, 2023	$1,724,404
Goodwill impairment	(217,260)
Divestiture of a business	(4,259)
Foreign currency translation impact	(65)
Balance at March 31, 2024	$1,502,820
Intangible Assets
The net carrying amounts of intangible assets were $308.7 million and $366.6 million at March 31, 2024 and 2023, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives.
The Company reviews definite-lived intangible assets for impairment when an event occurs that may indicate potential impairment. In conjunction with the goodwill impairment analysis performed at December 31, 2023 and January 31, 2024, the Company conducted an impairment test of its definite-lived intangible assets. Based on these assessments, the Company concluded that the carrying values of the Company's definite-lived intangible assets were recoverable as of December 31, 2023 and January 31, 2024. However, if future events occur or if business conditions deteriorate, the Company may be required to record an impairment loss, and or accelerate the amortization of definite-live intangible assets in the future, which could be material to its results of operations and financial condition.
Intangible assets include the following amortizable intangible assets at March 31, 2024 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$248,385	$(238,470)	$9,915
Customer relationships	8 - 18 years	763,943	(475,592)	288,351
Distributor relationships and technology licenses	1 - 6 years	7,785	(7,463)	322
Definite-lived trademark and trade name	2 - 9 years	57,699	(47,814)	9,885
Core technology	10 years	7,192	(7,192)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(1,022)	186
		$1,089,529	$(780,870)	$308,659

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Intangible assets include the following amortizable intangible assets at March 31, 2023 (in thousands):

	Estimated Useful Life in Years	Cost	Accumulated Amortization	Net
Developed technology	3 - 13 years	$249,903	$(233,440)	$16,463
Customer relationships	8 - 18 years	768,179	(433,876)	334,303
Distributor relationships and technology licenses	1 - 6 years	11,547	(10,133)	1,414
Definite-lived trademark and trade name	2 - 9 years	57,694	(43,489)	14,205
Core technology	10 years	7,192	(7,192)	—
Non-compete agreements	3 years	292	(292)	—
Capitalized software	3 years	3,317	(3,317)	—
Other	1 - 20 years	1,208	(1,002)	206
		$1,099,332	$(732,741)	$366,591
Amortization included as cost of product revenue consists of amortization of developed technology, and distributor relationships and technology licenses. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense during the fiscal years ended March 31, 2024, 2023, and 2022 (in thousands).

	Years Ended March 31,
	2024	2023	2022
Amortization of intangible assets included as:
Cost of product revenue	7,642	10,542	14,600
Operating expense	50,357	55,410	59,761
	$57,999	$65,952	$74,361
The following is the expected future amortization expense at March 31, 2024 for the fiscal years ended March 31 (in thousands):

2025	$50,816
2026	46,453
2027	43,572
2028	40,614
2029	31,410
Thereafter	95,794
Total	$308,659

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
The notional amounts and fair values of foreign exchange forward contract derivative instruments in the consolidated balance sheets at March 31, 2024 and 2023 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Derivatives Designated as Hedging Instruments:
Foreign exchange forward contracts	$11,676	$10,265	$11	$59	$74	$29
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts	—	6,031	—	—	—	20
			$11	$59	$74	$49
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations during the fiscal years ended March 31, 2024 and 2023 (in thousands):

	Loss Recognized in OCI on Derivative (a)			Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	March 31,	March 31,		March 31,	March 31,
	2024	2023	Location	2024	2023
Foreign exchange forward contracts	$(33)	$(477)	Research and development	$(2)	$62
			Sales and marketing	(60)	502
	$(33)	$(477)		$(62)	$564

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations during the fiscal years ended March 31, 2024 and 2023 (in thousands):

		Gain (Loss) Recognized in Income (a)
		March 31,	March 31,
	Location	2024	2023
Foreign exchange forward contracts	General and administrative	$94	$(21)
		$94	$(21)
(a) The amount represents the change in fair value of derivative contracts due to changes in spot rates.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

In addition to foreign exchange forward contracts, as discussed in Note 5, during the fiscal year ended March 31, 2023, the Company entered into a forward share purchase contract to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million, which qualified as a derivative instrument under authoritative guidance. The notional amount of the derivative instrument was $7.5 million. At March 31, 2023, the fair value of the derivative instrument of $1.4 million was included as accrued other in the Company's consolidated balance sheet. In April 2023, the Company settled the forward share purchase contract with Napatech. During the fiscal years ended March 31, 2024 and 2023, the Company recorded a $0.2 million and $1.4 million change in the fair value of the derivative instrument in other income (expense), net within the Company's consolidated statement of operations.

NOTE 11 – RESTRUCTURING CHARGES
During the fiscal years ended March 31, 2024 and 2022, the Company did not approve any restructuring plans.
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

NOTE 12 – LONG-TERM DEBT
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
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of the Company's common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. At March 31, 2024, $100 million was outstanding under the Second Amended and Restated Credit Agreement. On May 13, 2024, the Company repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement.
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
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of the Company, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2023, until the Company has delivered financial statements for the quarter ended March 31, 2024, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
The Company's consolidated gross leverage ratio is the ratio of its consolidated total debt compared to its consolidated EBITDA as defined in the Second Amended and Restated Credit Agreement (adjusted consolidated EBITDA). Adjusted consolidated EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary,

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the Second Amended and Restated Credit Agreement.
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2023, until the Company has delivered financial statements for the quarter ended March 31, 2024, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Company's previous amended credit agreement that the Company maintain a minimum consolidated interest coverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company’s maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. At March 31, 2024, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
The Company had unamortized capitalized debt issuance costs, net of $2.6 million at March 31, 2024, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $1.5 million was included as other assets in the Company's consolidated balance sheet at March 31, 2024.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 13 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Fiscal Year Ended March 31,
	2024	2023	2022
Numerator:
Net income (loss)	$(147,734)	$59,648	$35,874
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	71,474	71,781	74,019
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	—	1,265	1,065
Denominator for diluted net income (loss) per share - weighted average shares outstanding	71,474	73,046	75,084
Net income (loss) per share:
Basic net income (loss) per share	$(2.07)	$0.83	$0.48
Diluted net income (loss) per share	$(2.07)	$0.82	$0.48

The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be antidilutive (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Restricted stock units	820	1,799	1,222
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of unrecognized compensation expense as additional proceeds. As the Company incurred a net loss for the fiscal year ended March 31, 2024, all outstanding restricted stock units and performance-based restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
The delivery of 4.5 million shares under the Company's ASR agreements reduced the Company's outstanding shares used to determine the weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the fiscal year ended March 31, 2023. See Note 14 for additional information.

NOTE 14 – TREASURY STOCK
On October 24, 2017, the Company's Board of Directors approved a share repurchase program that enabled the Company to repurchase up to twenty-five million shares of its common stock (2017 Share Repurchase Program). Through March 31, 2024, the Company repurchased all of the authorized 25,000,000 shares for $694.1 million in the open market under the 2017 Share Repurchase Program. The Company repurchased 1,209,153 shares for $33.6 million during the fiscal year ended March 31, 2024 under the 2017 Share Repurchase Program. At March 31, 2024, there were no shares of common stock that remained available to be purchased under the 2017 Share Repurchase Program.
On May 3, 2022, the Company's Board of Directors approved an additional share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective when the 2017 Share Repurchase Program was completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. The Company repurchased 614,516 shares for $16.4 million under this share repurchase program during

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

the fiscal year ended March 31, 2024. At March 31, 2024, 24,385,484 shares of common stock remained available to be purchased under the current program.
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
In connection with the vesting and release of the restriction on shares of restricted stock, the Company repurchased 653,645 shares for $19.4 million, 562,360 shares for $19.4 million and 546,053 shares for $15.7 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2024, 2023 and 2022, respectively. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under those programs.

NOTE 15 – STOCK PLANS
2011 Employee Stock Purchase Plan
On September 7, 2011, the Company's stockholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company's common stock were reserved for issuance. On November 8, 2018, the Company increased the number of shares available under the ESPP by an additional 3,000,000 shares, and on August 24, 2022, the Company's stockholders approved an amendment to the ESPP that increased the number of shares available under the ESPP by another 2,000,000 shares. The Company implemented the ESPP on March 1, 2012. Eligible employees may purchase shares of the Company's common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company's common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 if the contribution period is within any calendar year. However, if contribution periods overlap calendar years, an individual participant is eligible to utilize the unused portion of the $25,000 limit from the subsequent purchase in the current purchase up to $50,000. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through the last day of February of each year. During the fiscal year ended March 31, 2024, employees purchased 564,927 shares under the ESPP with a weighted average purchase price per share of $24.24. At March 31, 2024, 2,207,688 shares were available for future issuance under the ESPP.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The aggregate number of shares available for issuance under the 2019 Third Amended Plan will increase for any shares (each a "Returning Share"): (i) subject to an award granted under the Amended 2007 Plan or Amended 2019 Plan that are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) subject to an award under the Amended 2007 Plan or Amended 2019 Plan that are not issued because such award is settled in cash; (iii) issued pursuant to an award granted under the Amended 2007 Plan or Amended 2019 Plan that are forfeited back to or repurchased by the Company because of failure to vest; and (iv) that are reacquired or withheld by the Company to satisfy tax withholding obligations in connection with common stock issued pursuant to a Full Value Award (as defined below) granted under the Amended 2007 Plan or Amended 2019 Plan. The amount of such increase will be (i) one share for each Returning Share subject to a stock option or stock appreciation right with an exercise or strike price that is at least 100% of the fair market value of the Company's common stock on the date of grant (an "Appreciation Award"); and (ii) 2.67 shares for each Returning Share subject to an equity award other than an Appreciation Award (a "Full Value Award") that is returned on or after September 14, 2023. Furthermore, the share reserve under the 2019 Third Amended Plan is reduced by: (i) one share for each share of common stock issued pursuant to an Appreciation Award, (ii) 2.76 shares for each share of common stock issued pursuant to a Full Value Award granted under the Amended 2019 Plan on or after September 12, 2019 but prior to September 10, 2020; (iii) 2.32 shares for each share of common stock issued pursuant to a Full Value Award granted under the Amended 2019 Plan on or after September 10, 2020 but prior to August 24, 2022; (iv) by 2.34 shares for each share of common stock issued pursuant to a Full Value Award granted under the Amended 2019 Plan on or after August 24, 2022; and (v) by 2.67 shares for each share of common stock issued pursuant to a Full Value Award granted under the Amended 2019 Plan on or after September 14, 2023. At March 31, 2024, an aggregate of 5,920,671 shares of unvested equity awards granted under the amended 2019 Plan were outstanding.
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
Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its independent directors, approximately 2% for awards granted to its senior executives, and approximately 5% granted to all remaining employees during the fiscal years ended March 31, 2024, 2023 and 2022.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following is a summary of share-based compensation expense including restricted stock units and performance-based restricted stock units granted pursuant to the Company's Amended 2007 Plan and the Amended 2019 Plan, and employee stock purchases made under the Company's 2011 Amended and Restated Employee Stock Purchase Plan (ESPP), based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Cost of product revenue	$1,330	$1,129	$1,022
Cost of service revenue	8,899	7,286	6,020
Research and development	19,281	17,055	15,505
Sales and marketing	25,375	22,612	19,684
General and administrative	15,914	13,904	13,843
	$70,799	$61,986	$56,074

Transactions under the Amended 2007 and the Amended 2019 Plan during the fiscal years ended March 31, 2024, 2023 and 2022 are summarized in the table below.

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2021	4,495,613	$28.14
Granted	2,121,937	29.06
Vested	(1,728,994)	29.04
Canceled	(260,622)	28.07
Outstanding – March 31, 2022	4,627,934	$28.23
Granted	3,096,295	33.73
Vested	(1,777,708)	28.34
Canceled	(197,050)	30.93
Outstanding – March 31, 2023	5,749,471	$31.07
Granted	2,446,494	28.87
Vested	(2,067,558)	30.08
Canceled	(207,736)	31.17
Outstanding – March 31, 2024	5,920,671	$30.50

At March 31, 2024, there were 8,387,662 shares of common stock available for grant under the 2019 Third Amended Plan.
The aggregate intrinsic value of stock options exercised and the fair value of restricted stock units vested at March 31, 2024, 2023 and 2022 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Total fair value of restricted stock unit awards vested	$61,130	$61,128	$49,593
At March 31, 2024, the total unrecognized compensation cost related to restricted stock unit awards was $131.3 million, which is expected to be amortized over a weighted-average period of 1.3 years.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 16 – PENSION BENEFIT PLANS
401(k) Plan
The Company has a defined contribution program for certain employees that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 50% of the employee's contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $7.0 million, $6.7 million and $7.1 million to the plan for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.
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
The Company recognizes on its balance sheet a liability equal to the under-funded benefit obligation of its defined benefit pension plan. Actuarial gains or losses are not recognized as components of net periodic benefit cost, but are recognized, net of tax, as a component of other comprehensive income (loss).
The following sets forth the amounts included in accumulated other comprehensive income at March 31, 2024 and 2023 (in thousands):

	March 31,	March 31,
	2024	2023
Unrecognized actuarial net gain	$5,802	$8,562
For fiscal year 2024, the unrecognized net actuarial gains exceeded 10% of the projected benefit obligation at the beginning of the fiscal year, therefore, amortization of such excess has been included in net periodic benefit costs during the year ended March 31, 2024. The amortization period is the average remaining service period that active employees are expected to receive benefits, unless a plan is mostly inactive in which case the amortization period if the average remaining life expectancy of the plan participants.
The following sets forth the change in accumulated other comprehensive income during the fiscal years ended March 31, 2024 and 2023 (in thousands):

	March 31,	March 31,
	2024	2023
Unrecognized actuarial loss (gain)	$1,832	$(8,207)
Amortization of net actuarial gain	928	—
Change in accumulated other comprehensive income	$2,760	$(8,207)

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the fiscal years ended March 31, 2024, 2023, and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Service cost	$206	$291	$331
Interest cost	999	699	560
Amortization of net actuarial gain	(928)	—	—
Net periodic pension cost	$277	$990	$891
The components of the change in benefit obligation of the pension plan are as follows (in thousands):

	March 31,	March 31,
	2024	2023
Benefit obligation, at beginning of year	$24,567	$32,849
Service cost	206	291
Interest cost	999	699
Benefits paid and other	(576)	(535)
Actuarial loss (gain)	1,832	(8,207)
Foreign exchange rate impact	23	(530)
Benefit obligation, at end of year	$27,051	$24,567

The Company’s benefit obligation of the pension plan is reported in the following components of the Company's consolidated balance sheet at March 31, 2024 and 2023:

	March 31,	March 31,
	2024	2023
Accrued compensation	$714	$582
Accrued long-term retirement benefits	26,337	23,985
Benefit obligation, at end of year	$27,051	$24,567
The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plan is as follows (in thousands):

	March 31,	March 31,
	2024	2023
Fair value of plan assets, at beginning of year	$—	$—
Employer direct benefit payments	576	535
Benefits paid and other	(576)	(535)
Fair value of plan assets, at end of year	$—	$—

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	March 31,	March 31,	March 31,
	2024	2023	2022
Discount rate	3.70%	4.10%	2.20%
Rate of compensation increase	3.00%	3.00%	3.00%

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

During the fiscal year ended March 31, 2024, the Company contributed $576 thousand to its defined benefit pension plan. The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plan in the periods indicated (in thousands):

2025	$714
2026	$818
2027	$899
2028	$1,018
2029	$1,103
2030-2034	$6,744

NOTE 17 – INCOME TAXES
Income before income tax expense consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Domestic	$(169,657)	$56,463	$27,690
Foreign	25,147	11,952	15,202
	$(144,510)	$68,415	$42,892
The components of the income tax expense are as follows (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Current income tax expense:
Federal	$32,798	$48,853	$7,240
State	6,161	5,766	2,897
Foreign	10,238	7,879	9,343
	49,197	62,498	19,480
Deferred income tax benefit:
Federal	(36,402)	(47,297)	(7,240)
State	(7,611)	(4,006)	(3,406)
Foreign	(1,960)	(2,428)	(1,816)
	(45,973)	(53,731)	(12,462)
	$3,224	$8,767	$7,018

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The income tax expense computed using the U.S. statutory federal income tax rate differs from NetScout's effective tax rate primarily due to the following:

	Fiscal Year Ended March 31,
	2024	2023	2022
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	(0.6)	3.6	1.1
U.S. federal and state research and development tax credits	6.4	(9.0)	(11.9)
Effect of foreign operations	1.5	1.8	6.3
Meals and entertainment	(0.9)	0.4	0.2
Change in valuation allowance	(4.1)	3.5	5.1
Goodwill impairment	(28.5)	—	—
Stock compensation	(1.0)	(0.6)	2.0
Divestiture	(0.6)	—	—
Global intangible low taxed income	(0.2)	—	(0.1)
Foreign derived intangible income	6.3	(11.7)	(12.6)
Foreign withholding	(1.4)	4.1	5.2
Other permanent differences	(0.1)	(0.3)	0.1
	(2.2)%	12.8%	16.4%

The components of net deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year Ended March 31,
	2024	2023
Deferred tax assets:
Accrued expenses	$4,986	$6,074
Capitalized R&D expenses	71,205	40,909
Deferred revenue	21,482	24,112
Reserves	2,650	3,902
Pension and other retiree benefits	2,733	2,319
Net operating loss carryforwards	8,199	9,016
Tax credit carryforwards	29,109	21,512
Share-based compensation	8,233	7,338
Operating lease liability	12,292	14,020
Other deferred tax assets	—	35
Total gross deferred tax assets	160,889	129,237
Valuation allowance	(21,183)	(15,612)
Net deferred tax assets	139,706	113,625
Deferred tax liabilities:
Intangible assets	(86,170)	(104,245)
Operating lease right-of-use asset	(10,481)	(11,854)
Depreciation	(3,472)	(5,563)
Other deferred tax liabilities	(13,190)	(12,368)
Total deferred tax liabilities	$26,393	$(20,405)

The 2017 Tax Cuts and Jobs Act (TCJA) contained a provision which became effective for R&D expenditures incurred in years beginning on or after Jan. 1, 2022, that R&D expenditures incurred are no longer allowed as an immediate deduction for

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

federal income tax purposes. Rather, R&D expenditures incurred must be capitalized and amortized over a five-year period or fifteen -year period depending on if the expenditures are domestic or foreign, respectively.
Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets by considering all positive and negative evidence. The Company weighs objective and verifiable evidence more heavily in this analysis. In situations where the Company concludes that it does not have sufficient objective and verifiable evidence to support the realizability of the asset it creates a valuation allowance against it. As a result, the Company established a valuation allowance of $15.6 million as of March 31, 2023 and $21.2 million as of March 31, 2024, representing an increase of $5.6 million. The increase in the valuation allowance as of March 31, 2024, as compared to March 31, 2023, is primarily due to deferred tax assets related to foreign tax credits that the Company believes are not more likely than not to be realized. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets as a tax benefit recorded in the period such determination is made.
At March 31, 2024, the Company had U.S. federal net operating loss carry forwards of $2 million and state net operating loss carryforwards of $20 million that are subject to expire at various dates beginning in 2025 and 2036, respectively. At March 31, 2024, the Company also had U.S. foreign tax credit carryforwards and state tax credits of $10 million and $12 million that are subject to expire at various dates beginning 2030 and 2033, respectively. At March 31, 2024, the Company had foreign net operating loss carryforwards of $37 million and foreign tax credit carryforwards of $11 million. The majority of foreign net operating losses and foreign tax credits have no expiration dates. As of March 31, 2024, the Company does not expect any U.S. federal and state net operating losses or research and development tax credits to go unutilized.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2024, 2023 and 2022 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
Balance at April 1,	$1,024	$638	$913
Additions based on tax positions related to the current year	28	28	28
Reductions of prior years tax positions due to lapse of statute of limitations	—	—	(303)
Increase in unrecognized tax benefits as a result of a tax position taken during a prior period	—	358	—
Balance at March 31,	$1,052	$1,024	$638
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
The Company continues to assert that certain historical book over tax outside basis differences primarily related to unremitted foreign earnings are permanently reinvested. The Company's intent is to only make distributions from its foreign subsidiaries in the future when they can be made at no or an immaterial net tax cost. Unremitted foreign earnings total approximately $145 million. The Company does not expect taxes related to the unremitted foreign earnings to be material if they were distributed which would primarily consist of foreign withholding taxes.
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Considering the Company does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase its global tax costs. There remains uncertainty as to the final Pillar Two model rules. The Company continues to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions it operates in.

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
The Company has asset retirement obligations (ARO) to return certain leased facilities to their original condition at the end of the respective lease term. The estimated fair value of these ARO liabilities is recognized in the period in which the liability is generated and a corresponding increase to the carrying value of the related asset is recorded and depreciated over the useful life of the asset. The Company's estimates of its ultimate AROs could change because of changes in regulations, the extent of environmental remediations required, the means of reclamation, cost estimates, exit or disposal activities or time period estimates. ARO liabilities totaled $2.3 million and $2.4 million at March 31, 2024 and 2023, respectively. There was a balance of $0.1 million included in accrued other and a balance of $2.2 million included in other long-term liabilities in the consolidated balance sheets for the fiscal year ended March 31, 2024, and a balance of $2.4 million included other long-term liabilities in the consolidated balance sheets for the fiscal year ended March 31, 2023. Accretion expense related to these liabilities was not material for any periods presented.
Most of the Company's lease agreements contain variable payments, primarily for common area maintenance (CAM), which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the fiscal years ended March 31, 2024 and 2023 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2024	2023
Lease cost under long-term operating leases	$12,160	$12,352
Lease cost under short-term operating leases	1,626	3,243
Variable lease cost under short-term and long-term operating leases	4,161	3,634
Total operating lease cost	$17,947	$19,229

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The table below presents supplemental cash flow information related to leases during the fiscal years ended March 31, 2024 and 2023 (in thousands):

	Fiscal Year Ended March 31,
	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,603	$7,143

At March 31, 2024 and 2023, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	March 31, 2024	March 31, 2023
Weighted average remaining lease term in years - operating leases	5.32	6.07

Weighted average discount rate - operating leases	4.2%	4.2%

Future minimum payments under non-cancellable leases at March 31, 2024 are as follows (in thousands):

Year Ending March 31,
2025	$12,847
2026	11,437
2027	8,399
2028	7,281
2029	6,464
Thereafter	9,301
Total lease payments	$55,729
Less imputed interest	(5,649)
Present value of lease liabilities	$50,080

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Legal
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3.5 million for pre-suit damages and $2.3 million for post-suit damages. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awarded pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, NetScout appealed, and in July 2020, the Court of Appeals for the Federal Circuit (Federal Circuit) issued a decision vacating the $3.5 million pre-suit damages award, affirming the $2.3 million post-suit damages award, vacating the $2.8 million enhancement award, and remanding to the district court to determine what, if any, enhancement should be awarded. In March 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. On September 8 and 9, 2021, in proceedings initiated by third parties that did not involve NetScout, the Patent Trial and Appeal Board (PTAB) invalidated all the patent claims that were also asserted against NetScout in this case. After the PTAB decisions were issued, NetScout moved, among other things, to dismiss the case and enter judgment in its favor on the grounds that the PTAB decisions invalidating the asserted claims precluded Plaintiff from continuing to assert its patent

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

infringement causes of action and from seeking damages from NetScout. The District Court denied NetScout’s motion with respect to its request to dismiss the case and enter judgment in its favor. The District Court entered an amended final judgment awarding Plaintiff $2.3 million in post-suit damages, $1.1 million in enhanced damages, pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last expiration date being June 2022. On July 20, 2022, NetScout filed a notice of appeal to the Federal Circuit from, among other things, the amended final judgment. On May 2, 2024, in a separate action the Federal Circuit affirmed the PTAB decisions, which as a result found that all of the patent claims asserted by Packet Intelligence against NetScout were invalid. Also on May 2, 2024, the Federal Circuit ruled in NetScout's favor in its appeal, vacating the District Court's final judgment and remanding the case to the District Court to dismiss the case against NetScout as moot. In view of the current circumstances, NetScout has concluded that the risk of loss associated with damages that may result from this case is remote. As a result, the Company recorded a $4.6 million reduction in contingent liabilities and legal fees during the year ended March 31, 2024.
Unconditional Purchase Obligations
At March 31, 2024, the Company had unconditional purchase obligations of $67.5 million, which represent estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

NOTE 20 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and export controls. The Company reports revenues and income under one reportable segment.
Total revenue by geography is as follows (in thousands):

	Fiscal Year Ended March 31,
	2024	2023	2022
United States	$470,338	$583,482	$501,043
Europe	146,915	145,678	165,190
Asia	65,396	61,685	64,968
Rest of the world	146,806	123,685	124,374
	$829,455	$914,530	$855,575
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

NOTE 21 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date the consolidated financial statements were issued. Except as disclosed in Note 12, "Long-term Debt" and Note 19, "Commitments and Contingencies," no other recordable or disclosable events occurred.

NetScout Systems, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Fiscal Year	Additions Resulting in Charges to Operations	Charges to Other Accounts	Deductions Due to Write-Offs	Balance at End of Fiscal Year
Fiscal year ended March 31, 2022
Allowance for credit losses	$416	$1,963	$(25)	$(705)	$1,649
Deferred tax asset valuation allowance	$11,406	$1,720	$—	$—	$13,126
Fiscal year ended March 31, 2023
Allowance for credit losses	$1,649	$479	$876	$(2,329)	$675
Deferred tax asset valuation allowance	$13,126	$2,486	$—	$—	$15,612
Fiscal year ended March 31, 2024
Allowance for credit losses	$675	$485	$—	$(681)	$479
Deferred tax asset valuation allowance	$15,612	$5,571	$—	$—	$21,183

S-1