Form 10-Q
period 2024-06-30
NETSCOUT SYSTEMS INC
filed 2024-08-05
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 25, 2024 was 71,317,824.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$362,213	$389,674
Marketable securities and investments	43,954	33,459
Accounts receivable and unbilled costs, net of allowance for credit allowances of $116 and $479 at June 30, 2024 and March 31, 2024, respectively	129,270	192,096
Inventories and deferred costs	14,994	14,095
Prepaid income taxes	13,352	11,076
Prepaid expenses and other current assets	26,267	32,094
Total current assets	590,050	672,494
Fixed assets, net	24,903	26,487
Operating lease right-of-use assets	39,911	42,486
Goodwill	1,076,715	1,502,820
Intangible assets, net	295,290	308,659
Deferred income taxes	47,855	30,767
Long-term marketable securities	1,003	994
Other assets	9,689	10,595
Total assets	$2,085,416	$2,595,302
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,938	$14,506
Accrued compensation	63,059	51,362
Accrued other	12,399	14,665
Income taxes payable	764	764
Deferred revenue and customer deposits	279,185	301,806
Current portion of operating lease liabilities	11,859	11,979
Total current liabilities	383,204	395,082
Other long-term liabilities	6,897	7,055
Deferred tax liability	4,326	4,374
Accrued long-term retirement benefits	28,124	28,413
Long-term deferred revenue and customer deposits	120,638	130,212
Operating lease liabilities, net of current portion	35,231	38,101
Long-term debt	75,000	100,000
Total liabilities	653,420	703,237
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at June 30, 2024 and March 31, 2024	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 133,189,228 and 131,316,309 shares issued and 71,311,409 and 71,404,216 shares outstanding at June 30, 2024 and March 31, 2024, respectively	133	131
Additional paid-in capital	3,201,998	3,181,366
Accumulated other comprehensive income	3,404	3,572
Treasury stock at cost, 61,877,819 and 59,912,093 shares at June 30, 2024 and March 31, 2024, respectively	(1,652,642)	(1,615,483)
(Accumulated deficit) retained earnings	(120,897)	322,479
Total stockholders' equity	1,431,996	1,892,065
Total liabilities and stockholders' equity	$2,085,416	$2,595,302
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2024	2023
Revenue:
Product	$61,169	$94,661
Service	113,396	116,477
Total revenue	174,565	211,138
Cost of revenue:
Product	12,004	16,662
Service	32,365	33,734
Total cost of revenue	44,369	50,396
Gross profit	130,196	160,742
Operating expenses:
Research and development	42,465	45,520
Sales and marketing	70,330	78,996
General and administrative	25,581	28,214
Amortization of acquired intangible assets	11,614	12,707
Restructuring charges	16,563	—
Goodwill impairment	426,967	—
Total operating expenses	593,520	165,437
Loss from operations	(463,324)	(4,695)
Interest and other income (expense), net:
Interest income	3,098	2,288
Interest expense	(1,945)	(2,093)
Other income (expense), net	8,475	(834)
Total interest and other income (expense), net	9,628	(639)
Loss before income tax benefit	(453,696)	(5,334)
Income tax benefit	(10,320)	(1,134)
Net loss	$(443,376)	$(4,200)
Basic net loss per share	$(6.20)	$(0.06)
Diluted net loss per share	$(6.20)	$(0.06)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	71,467	71,540
Net loss per share - diluted	71,467	71,540
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2024	2023
Net loss	$(443,376)	$(4,200)
Other comprehensive income (loss):
Cumulative translation adjustments	(131)	68
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefit) of $2, and ($35), respectively	7	(106)
Total net change in market value of investments	7	(106)
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefit) taxes of ($27), and $51, respectively	(90)	159
Reclassification adjustment for net gains (losses) included in net loss, net of taxes (benefit) of $14, and ($18), respectively	46	(56)
Total net change in market value of derivatives	(44)	103
Other comprehensive (loss) income	(168)	65
Total comprehensive loss	$(443,544)	$(4,135)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2024	131,316,309	$131	$3,181,366	$3,572	59,912,093	$(1,615,483)	$322,479	$1,892,065
Net loss							(443,376)	(443,376)
Unrealized net investment gains				7				7
Unrealized net losses on derivative financial instruments				(44)				(44)
Cumulative translation adjustments				(131)				(131)
Issuance of common stock pursuant to vesting of restricted stock units	1,872,919	2						2
Stock-based compensation expense for restricted stock units granted to employees			20,632					20,632
Repurchase of treasury stock					1,965,726	(37,159)		(37,159)
Balance, June 30, 2024	133,189,228	$133	$3,201,998	$3,404	61,877,819	$(1,652,642)	$(120,897)	$1,431,996

	Three Months Ended June 30, 2023
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2023	128,683,824	$128	$3,099,698	$5,738	57,434,779	$(1,546,128)	$470,213	$2,029,649
Net loss							(4,200)	(4,200)
Unrealized net investment losses				(106)				(106)
Unrealized net gains on derivative financial instruments				103				103
Cumulative translation adjustments				68				68
Issuance of common stock pursuant to vesting of restricted stock units	1,332,217	2						2
Stock-based compensation expense for restricted stock units granted to employees			19,100					19,100
Repurchase of treasury stock					435,172	(13,406)		(13,406)
Balance, June 30, 2023	130,016,041	$130	$3,118,798	$5,803	57,869,951	$(1,559,534)	$466,013	$2,031,210

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(443,376)	$(4,200)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	16,405	19,436
Operating lease right-of-use asset amortization	2,606	2,592
Loss on disposal of fixed assets	—	38
Share-based compensation expense	21,198	19,844
Change in fair value of derivative investment	—	(206)
Goodwill impairment	426,967	—
Deferred income taxes	(17,077)	(11,456)
Other (gains) losses	(8,839)	363
Changes in assets and liabilities
Accounts receivable and unbilled costs	62,715	35,565
Inventories and deferred costs	(1,567)	(1,604)
Prepaid expenses and other assets	4,152	(1,157)
Accounts payable	1,686	(2,031)
Accrued compensation and other expenses	8,740	(37,677)
Operating lease liabilities	(3,022)	(2,907)
Income taxes payable	(65)	(2,717)
Deferred revenue	(32,095)	(36,251)
Net cash provided by (used in) operating activities	38,428	(22,368)
Cash flows from investing activities:
Purchase of marketable securities and investments	(12,151)	(25,905)
Proceeds from sales and maturity of marketable securities	10,325	8,733
Purchase of fixed assets	(1,268)	(1,957)
Net cash used in investing activities	(3,094)	(19,129)
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2
Treasury stock repurchases	(25,000)	—
Tax withholding on restricted stock units	(12,159)	(13,406)
Repayment of long-term debt	(25,000)	—
Net cash used in financing activities	(62,157)	(13,404)
Effect of exchange rate changes on cash and cash equivalents	(638)	823
Net decrease in cash and cash equivalents	(27,461)	(54,078)
Cash and cash equivalents, beginning of period	389,674	386,794
Cash and cash equivalents, end of period	$362,213	$332,716
Supplemental disclosures:
Cash paid for interest	$1,437	$1,587
Cash paid for income taxes	$9,143	$21,831
Non-cash transactions:
Transfers of inventory to fixed assets	$645	$1,114
Additions to property, plant and equipment included in accounts payable	$253	$46
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission on May 16, 2024.
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
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The macroeconomic environment remains challenging with constrained customer spending and the Company expects this to persist into the remainder of fiscal year 2025. The Company has taken and continues to take precautionary actions to manage costs and increase productivity across the organization. This includes managing discretionary spending and hiring activities. In addition, based on covenant levels, the Company had as of June 30, 2024 an incremental $725 million available under the revolving credit facility.
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
During the three months ended June 30, 2024, the Company recognized revenue of $100.3 million related to the Company's deferred revenue balance reported at March 31, 2024.

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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at June 30, 2024.
At June 30, 2024, the Company had total deferred revenue of $399.8 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $279.2 million, or 70%, of this revenue during the next 12 months, and expects to recognize the remaining $120.6 million, or 30%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $9.7 million and $5.9 million at June 30, 2024 and March 31, 2024, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the three months ended June 30, 2024.
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
At June 30, 2024, the consolidated balance sheet included $9.3 million in assets related to sales commissions to be expensed in future periods. A balance of $5.0 million was included in prepaid expenses and other current assets, and a balance of $4.3 million was included in other assets in the Company's consolidated balance sheet at June 30, 2024. At March 31, 2024, the consolidated balance sheet included $9.3 million in assets related to sales commissions to be expensed in future periods. A balance of $4.8 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at March 31, 2024.

During each of the three months ended June 30, 2024 and 2023, the Company recognized $1.7 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2024	$479
Additions resulting in charges to operations	27
Recoveries of previously reserved balances	(381)
Deductions due to write-offs	(9)
Balance at June 30, 2024	$116

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At June 30, 2024, one direct customer accounted for more than 10% of the Company's accounts receivable balance, while no channel partners accounted for more than 10% of the Company's accounts receivable balance. At March 31, 2024, the Company had no direct customers or channel partners which accounted for more than 10% of the accounts receivable balance.
During the three months ended June 30, 2024, and 2023, no direct customers or channel partners accounted for more than 10% of total revenue.
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
On September 14, 2023, the Company's stockholders approved an amendment and restatement to the 2019 First Amended Plan (2019 Third Amended Plan) to further increase the number of shares reserved for issuance by 5,900,000 shares and changed the "fungible share counting ratio" used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Third Amended Plan. At September 14, 2023, there was a total of 8,263,547 shares reserved for issuance under the 2019 Third Amended Plan, which consisted of 5,900,000 new shares plus 2,363,547 shares that remained available for grant under the 2019 Second Amended Plan as of September 14, 2023, the effective date of the 2019 Third Amended Plan. The Company refers to the 2019 Plan, 2019 First Amended Plan, 2019 Second Amended Plan and 2019 Third

Amended Plan collectively as the "Amended 2019 Plan". At June 30, 2024, an aggregate of 4,391,209 shares remained available for grant under the Amended 2019 Plan.
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

	Three Months Ended
	June 30,
	2024	2023
Cost of product revenue	$431	$372
Cost of service revenue	2,889	2,539
Research and development	5,886	5,386
Sales and marketing	7,504	7,284
General and administrative	4,488	4,263
	$21,198	$19,844
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2024. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year.
NOTE 5 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at June 30, 2024 and March 31, 2024.
Marketable Securities
The following is a summary of marketable securities held by NetScout at June 30, 2024, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$8,879	$(16)	$8,863
Commercial paper	12,086	—	12,086
Certificates of deposit	2,829	—	2,829
Total short-term marketable securities	23,794	(16)	23,778
U.S. government and municipal obligations	1,014	(11)	1,003
Total long-term marketable securities	1,014	(11)	1,003
Total marketable securities	$24,808	$(27)	$24,781

The following is a summary of marketable securities held by NetScout at March 31, 2024, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$10,523	$(26)	$10,497
Commercial paper	8,648	—	8,648
Certificates of deposit	2,807	—	2,807
Total short-term marketable securities	21,978	(26)	21,952
U.S. government and municipal obligations	1,004	(10)	994
Total long-term marketable securities	1,004	(10)	994
Total marketable securities	$22,982	$(36)	$22,946
Contractual maturities of the Company's marketable securities held at June 30, 2024 and March 31, 2024 were as follows (in thousands):

	June 30, 2024	March 31, 2024
Available-for-sale securities:
Due in 1 year or less	$23,778	$21,952
Due after 1 year through 5 years	1,003	994
	$24,781	$22,946
Investments
In February 2023, the Company entered into a forward share purchase agreement with Napatech A/S (Napatech), a publicly traded Danish company registered on the Oslo stock exchange, to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock and recorded a $0.2 million change in the fair value of the derivative instrument in other income (expense), net within the Company's consolidated statement of operations during the three months ended June 30, 2023. As part of the agreement, the Company received the right to designate a representative to be nominated for election to the Napatech Board of Directors, which was approved by Napatech's Nomination Committee in April 2023. The Company accounts for this investment under the equity method and has elected to apply the fair value option to the investment. The Company records the investment at fair value at the end of each period based on the closing price of Napatech's stock and any change in fair value during the period is recorded in other income (expense), net within the Company's consolidated statement of operations. At June 30, 2024 and March 31, 2024, the fair value of the investment in Napatech was $20.2 million and $11.5 million, respectively, and was included in marketable securities and investments in the Company's consolidated balance sheet. During the three months ended June 30, 2024 and 2023, the Company recognized an $8.8 million increase and a $0.4 million decrease, respectively, in the fair value of the equity investment in Napatech in other income (expense), net within the Company's consolidated statement of operations. For the three months ended June 30, 2024 and 2023, the unrealized losses related to foreign currency translation on the equity investment in Napatech were immaterial.

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at June 30, 2024 and March 31, 2024 (in thousands):

	Fair Value Measurements at
	June 30, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$346,200	$16,013	$—	$362,213
U.S. government and municipal obligations	5,991	3,875	—	9,866
Commercial paper	—	12,086	—	12,086
Certificates of deposit	—	2,829	—	2,829
Equity investment in Napatech	20,176	—	—	20,176
Derivative financial instruments	—	9	—	9
	$372,367	$34,812	$—	$407,179
LIABILITIES:
Derivative financial instruments	$—	$(123)	$—	$(123)
	$—	$(123)	$—	$(123)

	Fair Value Measurements at
	March 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$381,829	$7,845	$—	$389,674
U.S. government and municipal obligations	8,985	2,506	—	11,491
Commercial paper	—	8,648	—	8,648
Certificates of deposit	—	2,807	—	2,807
Equity investment in Napatech	11,507	—	—	11,507
Derivative financial instruments	—	11	—	11
	$402,321	$21,817	$—	$424,138
LIABILITIES:
Derivative financial instruments	$—	$(74)	$—	$(74)
	$—	$(74)	$—	$(74)
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

NOTE 7 – INVENTORIES AND DEFERRED COSTS
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2024	March 31, 2024
Raw materials	$7,950	$8,175
Work in process	426	545
Finished goods	3,764	4,160
Deferred costs	2,854	1,215
	$14,994	$14,095
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
During fiscal year 2024, the Company recorded $217.3 million in goodwill impairment charges as a result of the sustained decline in the Company's stock price and overall market capitalization. During the first quarter of fiscal year 2025, due to the continued decrease in the Company's stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill at June 30, 2024. The Company estimated the implied fair value of its goodwill using a market approach. As a result of the quantitative impairment test performed during the first quarter of fiscal year 2025, the Company determined goodwill was impaired and recorded a goodwill impairment charge of $427.0 million during the three months ended June 30, 2024. The additional impairment charge recorded in the first quarter of fiscal year 2025 was primarily due to the continued decrease in the Company's stock price from March 31, 2024 to June 30, 2024, an increase in the Company's weighted-average cost of capital, and the refinement to the expected cost synergies that could be realized by a hypothetical buyer as a result of the voluntary separation program (VSP) implemented by the Company in the first quarter of fiscal year 2025, which impacted the company-specific control premium used to determine the fair value of the reporting unit under the market approach.
Throughout the remainder of the fiscal year 2025, the Company will continue to monitor relevant facts and circumstances, including future changes in its stock price. The Company may be required to record additional goodwill impairment charges. While management cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on the Company's results of operations and financial condition.
At June 30, 2024 and March 31, 2024, the carrying amounts of goodwill were $1.1 billion and $1.5 billion, respectively. The change in the carrying amount of goodwill for the three months ended June 30, 2024 was due to the impairment of goodwill, and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.

The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2024 as follows (in thousands):

Balance at March 31, 2024	$1,502,820
Goodwill impairment	(426,967)
Foreign currency translation impact	862
Balance at June 30, 2024	$1,076,715
Intangible Assets
The net carrying amounts of intangible assets were $295.3 million and $308.7 million at June 30, 2024 and March 31, 2024, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
The Company reviews definite-lived intangible assets for impairment when an event occurs that may indicate potential impairment. In connection with the goodwill impairment analysis performed at June 30, 2024, the Company conducted an impairment test of its definite-lived intangible assets at June 30, 2024. Based on this assessment, the Company concluded that the carrying values of the Company's definite-lived intangible assets were recoverable. However, if future events occur or if business conditions deteriorate, the Company may be required to record an impairment loss, and or accelerate the amortization of definite-live intangible assets in the future, which could be material to its results of operations and financial condition.
Intangible assets include the following amortizable intangible assets at June 30, 2024 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$248,098	$(239,182)	$8,916
Customer relationships	762,921	(485,971)	276,950
Distributor relationships and technology licenses	7,768	(7,717)	51
Definite-lived trademark and trade name	57,654	(48,462)	9,192
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,027)	181
	$1,088,158	$(792,868)	$295,290

Intangible assets include the following amortizable intangible assets at March 31, 2024 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$248,385	$(238,470)	$9,915
Customer relationships	763,943	(475,592)	288,351
Distributor relationships and technology licenses	7,785	(7,463)	322
Definite-lived trademark and trade name	57,699	(47,814)	9,885
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,022)	186
	$1,089,529	$(780,870)	$308,659

Amortization included as cost of product revenue consists of amortization of developed technology, and distributor relationships and technology licenses. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Amortization of intangible assets included as:
Cost of product revenue	$1,266	$1,917
Operating expense	11,619	12,712
	$12,885	$14,629
The following is the expected future amortization expense at June 30, 2024 for the fiscal years ending March 31 (in thousands):

2025 (remaining nine months)	$37,874
2026	46,394
2027	43,515
2028	40,559
2029	31,356
Thereafter	95,592
$295,290

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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets at June 30, 2024 and March 31, 2024 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024
Derivatives Designated as Hedging Instruments:
Forward contracts	$10,937	$11,676	$9	$11	$123	$74
Derivatives Not Designated as Hedging Instruments:
Forward contracts		—	—	—		—
			$9	$11	$123	$74
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	June 30, 2024	June 30, 2023	Location	June 30, 2024	June 30, 2023
Forward contracts	$(117)	$210	Research and development	$1	$—
			Sales and marketing	59	(74)
	$(117)	$210		$60	$(74)

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Gain Recognized in Income (a)
	Location	June 30, 2024	June 30, 2023
Forward contracts	General and administrative	$—	$60
		$—	$60
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
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of the Company's common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. During the three months ended June 30, 2024, the Company repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement. At June 30, 2024, $75.0 million was outstanding under the Second Amended and Restated Credit Agreement.
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
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of the Company, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2024, until the Company has delivered financial statements for the quarter ended June 30, 2024, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended March 31, 2024, until the Company has delivered financial statements for the quarter ended June 30, 2024, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Company's previous amended credit agreement that the Company maintain a minimum consolidated interest coverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. At June 30, 2024, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
The Company had unamortized capitalized debt issuance costs, net of $2.3 million at June 30, 2024, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $1.2 million was included as other assets in the Company's consolidated balance sheet at June 30, 2024.
NOTE 12 – RESTRUCTURING CHARGES
During the first quarter of fiscal year 2025, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the three months ended June 30, 2024, the Company recorded restructuring charges totaling $16.6 million related to one-time termination benefits for one hundred sixteen employees who voluntarily terminated their employment with the Company during the three months ended June 30, 2024. The Company estimates that restructuring charges will be recorded in the second quarter of fiscal year 2025 in the range of $3.0 million to $5.0 million related to one-time termination benefits for thirty-four employees who are expected to voluntarily terminate their employment with the Company during the three months ending September 30, 2024. All one-time termination benefits are expected to be paid in full by the end of the third quarter of the fiscal year ending March 31, 2025.
The following table provides a summary of the activity related to the restructuring plan and the related restructuring liability (in thousands):

VSP
Employee-related
Balance at March 31, 2024	$—
Restructuring charges to operations	16,561
Payments	(263)
Balance at June 30, 2024	$16,298

NOTE 13 – LEASES
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
The Company has asset retirement obligations (ARO) to return certain leased facilities to their original condition at the end of the respective lease term. The estimated fair value of these ARO liabilities is recognized in the period in which the liability is generated and a corresponding increase to the carrying value of the related asset is recorded and depreciated over the useful life of the asset. The Company's estimates of its ultimate AROs could change because of changes in regulations, the extent of environmental remediations required, the means of reclamation, cost estimates, exit or disposal activities or time period estimates. ARO liabilities totaled $2.2 million and $2.3 million at June 30, 2024 and March 31, 2024, respectively. There was a balance of $0.1 million included in accrued other and a balance of $2.1 million included in other long-term liabilities in the consolidated balance sheets at June 30, 2024, and a balance of $0.1 million included in accrued other and a balance of $2.2 million included in other long-term liabilities in the consolidated balance sheets for the fiscal year ended March 31, 2024. Accretion expense related to these liabilities was not material for any periods presented.
Most of the Company's lease agreements contain variable payments, primarily for common area maintenance (CAM), which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the three months ended June 30, 2024 and 2023, respectively, were as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Lease cost under long-term operating leases	$2,961	$3,039
Lease cost under short-term operating leases	326	404
Variable lease cost under short-term and long-term operating leases	1,316	1,015
Total operating lease cost	$4,603	$4,458

The table below presents supplemental cash flow information related to leases during the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$50	$554

At June 30, 2024 and March 31, 2024, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	June 30, 2024	March 31, 2024
Weighted average remaining lease term in years - operating leases	5.16	5.32

Weighted average discount rate - operating leases	4.2%	4.2%

Future minimum payments under non-cancellable leases at June 30, 2024 are as follows (in thousands):

Year ending March 31:
2025 (remaining nine months)	$9,338
2026	11,455
2027	8,396
2028	7,277
2029	6,463
Thereafter	9,300
Total lease payments	$52,229
Less imputed interest	(5,139)
Present value of lease liabilities	$47,090
NOTE 14 – COMMITMENTS AND CONTINGENCIES
As previously disclosed, in March 2016, Packet Intelligence LLC (Packet Intelligence or Plaintiff) filed a Complaint against NetScout and two subsidiary entities in the United States District Court for the Eastern District of Texas asserting infringement of five United States patents. Plaintiff's Complaint alleged that legacy Tektronix GeoProbe products, including the G10 and GeoBlade products, infringed these patents. NetScout filed an Answer denying Plaintiff's allegations and asserting that Plaintiff's patents were, among other things, invalid, not infringed, and unenforceable due to inequitable conduct. In October 2017, a jury rendered a verdict finding in favor of the Plaintiff and that Plaintiff was entitled to $3.5 million for pre-suit damages and $2.3 million for post-suit damages. In September 2018, the Court entered judgment and "enhanced" the jury verdict in the amount of $2.8 million as a result of a jury finding. The judgment also awarded pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last date being June 2022. Following the entry of final judgment, NetScout appealed, and in July 2020, the Court of Appeals for the Federal Circuit (Federal Circuit) issued a decision vacating the $3.5 million pre-suit damages award, affirming the $2.3 million post-suit damages award, vacating the $2.8 million enhancement award, and remanding to the district court to determine what, if any, enhancement should be awarded. In March 2021, NetScout filed a petition for a writ of certiorari to the United States Supreme Court, which was denied, challenging, among other issues, the basis for enhanced damages and the patentability of the claimed technology. On September 8 and 9, 2021, in proceedings initiated by third parties that did not involve NetScout, the Patent Trial and Appeal Board (PTAB) invalidated all the patent claims that were also asserted against NetScout in this case. After the PTAB decisions were issued, NetScout moved, among other things, to dismiss the case and enter judgment in its favor on the grounds that the PTAB decisions invalidating the asserted claims precluded Plaintiff from continuing to assert its patent infringement causes of action and from seeking damages from NetScout. The District Court denied NetScout’s motion with respect to its request to dismiss the case and enter judgment in its favor. The District Court entered an amended final judgment awarding Plaintiff $2.3 million in post-suit damages, $1.1 million in enhanced damages, pre- and post-judgment interest, and a running royalty on the G10 and GeoBlade products until the expiration of the patents at issue, the last expiration date being June 2022. On July 20, 2022, NetScout filed a notice of appeal to the Federal Circuit from, among other things, the amended final judgment. On May 2, 2024, in a separate action the Federal Circuit affirmed the PTAB decisions, which as a result found that all of the patent claims asserted by Packet Intelligence against NetScout were invalid. Also on May 2, 2024, the Federal Circuit ruled in NetScout's favor in its appeal, vacating the District Court's final judgment and remanding the case to the District Court to dismiss the case against NetScout as moot. As a result, during the year ended March 31, 2024, NetScout concluded that the risk of loss associated with damages that may result from this case was remote and recorded a $4.6 million reduction in contingent liabilities and legal fees. On June 26, 2024, the District Court issued its Order dismissing the case against NetScout.
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans recorded in operating expenses in the consolidated statements of operations for the three months ended

June 30, 2024 and 2023, respectively, (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Service cost	$47	$52
Interest cost	245	252
Amortization of net gain	(116)	(234)
Net periodic pension cost	$176	$70

Expected Contributions
During the three months ended June 30, 2024, the Company made contributions of $0.2 million to its defined benefit pension plans. During the fiscal year ending March 31, 2025, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
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
On May 3, 2022, the Company's Board of Directors approved an additional share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective in the third quarter of fiscal year 2024 when the 2017 Share Repurchase Program was completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. Through March 31, 2024, the Company repurchased 614,516 shares for $16.4 million under the 2022 Share Repurchase Program. The Company repurchased 1,347,900 shares for $25.0 million under this share repurchase program during the three months ended June 30, 2024. At June 30, 2024, 23,037,584 shares of common stock remained available to be purchased under the current program.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 617,826 shares and 435,172 shares at a cost of $12.2 million and $13.4 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2024 and 2023, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.

NOTE 17 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2024	2023
Numerator:
Net loss	$(443,376)	$(4,200)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	71,467	71,540
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	71,467	71,540
Net loss per share:
Basic net loss per share	$(6.20)	$(0.06)
Diluted net loss per share	$(6.20)	$(0.06)
The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Restricted stock units	1,326	1,455
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the three months ended June 30, 2024 and 2023, all outstanding restricted stock units and performance-based restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 18 – INCOME TAXES
Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes and U.S. taxation on foreign earnings, which are partially offset by research and development tax credits and the foreign derived intangible income deduction.
The Company's effective tax rates were 2.3% and 21.3% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate for the three months ended June 30, 2024 differed from the effective tax rate for the three months ended June 30, 2023 primarily related to the goodwill impairment incurred during the three months ended June 30, 2024, a majority of which was not deductible for tax purposes.

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023
United States	$99,949	$127,902
Europe	31,394	33,971
Asia	11,890	16,014
Rest of the world	31,332	33,251
	$174,565	$211,138
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this Quarterly Report (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.
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
Our operating results are influenced by a number of factors, including, but not limited to, the volume, mix, and quantity of products and services sold, pricing, costs and availability of materials used in our products, growth in employee-related costs, including commissions, and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to, our ability to introduce and enhance existing products, the marketplace acceptance of those new or enhanced products, continued expansion into international markets, expansion into new or adjacent markets, development of strategic partnerships, competition, successful acquisition and integration efforts, and our ability to control costs, and make improvements in a highly competitive industry.
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
Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, based on covenant levels at June 30, 2024, we had an incremental $725 million available to us under our revolving credit facility.

Results Overview
Total revenue decreased $36.6 million, or 17%, for the three months ended June 30, 2024 as compared to total revenue for the three months ended June 30, 2023, which benefited from approximately $37 million of backlog-related revenue. Excluding this factor, revenue would have been consistent on a year over year basis. The decrease in total revenue for the three months ended June 30, 2024 as compared to total revenue for the three months ended June 30, 2023 was a result of lower revenue from both service provider and enterprise customers from service assurance offerings, including radio frequency propagation modeling projects, as a result of industry-specific capital spending constraints, as well as a decrease in revenue from service provider customers from cybersecurity offerings.
Our gross profit percentage decreased by one percentage point to 75% during the three months ended June 30, 2024, as compared with the three months ended June 30, 2023 primarily due to lower sales volume of higher margin products and services.
Net loss for the three months ended June 30, 2024 was $443.4 million, as compared with net loss for the three months ended June 30, 2023 of $4.2 million, an increase in net loss of $439.2 million. The increase in net loss was primarily due to a $427.0 million goodwill impairment charge, a $36.6 million decrease in revenue, and a $16.6 million increase from restructuring charges due to the voluntary separation program. These increases to net loss were partially offset by a $9.2 million increase in income tax benefit, an $8.3 million increase in other income from the change in fair value of a foreign equity investment, a $6.7 million decrease in employee related expenses associated with a decrease in salaries as a result of a decrease in headcount, and a decrease in variable incentive compensation, a $3.0 million decrease in commissions expense, a $2.5 million decrease in direct material costs, a $1.8 million decrease in amortization expense, a $1.7 million decrease in contractor fees, a $1.1 million decrease from depreciation expense, a $1.1 million decrease in foreign exchange expense, and a $1.0 million decrease in expenses related to trade shows, user conferences and other events.
At June 30, 2024, we had cash, cash equivalents, marketable securities and investments (current and non-current) of $407.2 million. This represents a decrease of $16.9 million from $424.1 million at March 31, 2024. This decrease was primarily due to $25.0 million used to repurchase shares of our common stock, $25.0 million used to repay long-term debt, $12.2 million used for tax withholdings on restricted stock units, and $1.3 million used for capital expenditures, partially offset by $38.4 million of net cash provided by operations, and an $8.7 million increase from the change in fair value of an equity instrument during the three months ended June 30, 2024.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation expense, and acquisition-related depreciation expense. Non-GAAP income from operations removes the aforementioned adjustments to non-GAAP gross profit and also removes legal expenses related to civil judgments, goodwill impairment charges, and restructuring charges. Non-GAAP net income removes the foregoing adjustments related to non-GAAP income from operations, and also removes change in the fair value of derivative instrument, net of related income tax effects. Non-GAAP EBITDA from operations removes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
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

The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three months ended June 30, 2024 and 2023, respectively (dollars in thousands, except for per share data):

	Three Months Ended
	June 30,
	2024	2023
Revenue (GAAP and non-GAAP)	$174,565	$211,138

GAAP gross profit	$130,196	$160,742
Share-based compensation expense	3,320	2,911
Amortization of acquired intangible assets	995	1,638
Acquisition related depreciation expense	2	5
Non-GAAP gross profit	$134,513	$165,296

GAAP loss from operations	$(463,324)	$(4,695)
Share-based compensation expense	21,198	19,844
Amortization of acquired intangible assets	12,609	14,345
Restructuring charges	16,563	—
Goodwill impairment	426,967	—
Acquisition related depreciation expense	12	59
Legal expenses related to civil judgments	—	41
Non-GAAP income from operations	$14,025	$29,594

GAAP net loss	$(443,376)	$(4,200)
Share-based compensation expense	21,198	19,844
Amortization of acquired intangible assets	12,609	14,345
Restructuring charges	16,563	—
Goodwill impairment	426,967	—
Acquisition-related depreciation expense	12	59
Legal expenses related to civil judgments	—	41
Change in fair value of derivative instrument	—	(206)
Income tax adjustments	(13,395)	(7,171)
Non-GAAP net income	$20,578	$22,712

GAAP diluted net loss per share	$(6.20)	$(0.06)
Per share impact of non-GAAP adjustments identified above	6.48	0.37
Non-GAAP diluted net income per share	$0.28	$0.31

GAAP loss from operations	$(463,324)	$(4,695)
Previous adjustments to determine non-GAAP income from operations	477,349	34,289
Non-GAAP income from operations	14,025	29,594
Depreciation excluding acquisition-related depreciation expense	3,784	5,032
Non-GAAP EBITDA from operations	$17,809	$34,626

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
Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission (SEC) on May 16, 2024, for a description of all of our critical accounting policies and estimates.
Three Months Ended June 30, 2024 and 2023
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the three months ended June 30, 2024 and 2023, no direct customers or channel partners accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$61,169	35%	$94,661	45%	$(33,492)	(35)%
Service	113,396	65	116,477	55	(3,081)	(3)%
Total revenue	$174,565	100%	$211,138	100%	$(36,573)	(17)%
Product. The 35%, or $33.5 million, decrease in product revenue compared with the same period last year was primarily due to a decrease in revenue from both service provider and enterprise customers from service assurance offerings, including radio frequency propagation modeling projects, as a result of industry-specific capital spending constraints, as well as a decrease in revenue from service provider customers from cybersecurity offerings. The results for the three months ended June 30, 2023 benefited from approximately $37 million of backlog-related revenue. Excluding backlog-related revenue, total revenue for the three months ended June 30, 2024 compared with the same period last year would have been relatively consistent year over year.
Service. The 3%, or $3.1 million, decrease in service revenue compared with the same period last year was primarily due to a decrease in revenue from maintenance contracts.

Total revenue by geography was as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
United States	$99,949	57%	$127,902	61%	$(27,953)	(22)%
International:
Europe	31,394	18	33,971	16	(2,577)	(8)%
Asia	11,890	7	16,014	7	(4,124)	(26)%
Rest of the world	31,332	18	33,251	16	(1,919)	(6)%
Subtotal international	74,616	43	83,236	39	(8,620)	(10)%
Total revenue	$174,565	100%	$211,138	100%	$(36,573)	(17)%
United States revenue decreased 22%, or $28.0 million, primarily due to a decrease in revenue from service provider and enterprise customers from service assurance offerings, including radio frequency propagation modeling projects, as well as a decrease in revenue from service provider and enterprise customers from cybersecurity offerings. The 10%, or $8.6 million, decrease in international revenue compared with the same period last year was primarily driven by a decrease in revenue from service provider and enterprise customers from service assurance offerings, as well as a decrease in revenue from service provider customers from cybersecurity offerings, partially offset by an increase in revenue from enterprise customers from cybersecurity offerings.
Total revenue by product line was as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$116,733	67%	$146,054	69%	$(29,321)	(20)%
Cybersecurity	57,832	33	65,084	31	(7,252)	(11)%
Total revenue	$174,565	100%	$211,138	100%	$(36,573)	(17)%
The 20%, or $29.3 million, decrease in revenue from the service assurance product line was due to a decrease in revenue from both enterprise and service provider customers, including a decrease in radio frequency propagation modeling projects. The 11%, or $7.3 million, decrease in revenue from the cybersecurity product line was due to lower revenue from service provider customers for both product and service revenue, partially offset by an increase in revenue from enterprise customers for both product and service revenue.
Total revenue by customer vertical was as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$80,475	46%	$100,341	48%	$(19,866)	(20)%
Enterprise	94,090	54	110,797	52	(16,707)	(15)%
Total revenue	$174,565	100%	$211,138	100%	$(36,573)	(17)%

The 20%, or $19.9 million, decrease in revenue from the service provider customer vertical was due to a decrease in product and service revenue from both the service assurance and cybersecurity product lines. The 15%, or $16.7 million, decrease in revenue from the enterprise customer vertical was due to a decrease in product and service revenue from the service assurance product line, partially offset by an increase in product and service revenue from the cybersecurity product line.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$12,004	7%	$16,662	8%	$(4,658)	(28)%
Service	32,365	19	33,734	16	(1,369)	(4)%
Total cost of revenue	$44,369	26%	$50,396	24%	$(6,027)	(12)%
Gross profit:
Product $	$49,165	28%	$77,999	37%	$(28,834)	(37)%
Product gross profit %	80%		82%
Service $	$81,031	46%	$82,743	39%	$(1,712)	(2)%
Service gross profit %	71%		71%
Total gross profit $	$130,196		$160,742		$(30,546)	(19)%
Total gross profit %	75%		76%
Product. The 28%, or $4.7 million, decrease in cost of product revenue for the three months ended June 30, 2024 compared to the same period last year was primarily due to a $2.5 million decrease in direct material costs, a $0.7 million decrease in costs related to the delivery of radio frequency propagation modeling projects, a $0.7 million decrease in the amortization of intangible assets, and a $0.5 million decrease in inventory related costs. The product gross profit percentage decreased by two percentage points to 80% during the three months ended June 30, 2024 as compared with the three months ended June 30, 2023. The 37%, or $28.8 million, decrease in product gross profit is attributable to the 35%, or $33.5 million, decrease in product revenue, partially offset by the 28%, or $4.7 million, decrease in cost of product revenue.
Service. The 4%, or $1.4 million, decrease in cost of service revenue for the three months ended June 30, 2024 compared to the same period last year was primarily due to a $0.7 million decrease in cost of materials used to support customers under service contracts, and a $0.7 million decrease in employee-related costs associated with a decrease in variable incentive compensation, as well as a decrease in headcount. The service gross profit percentage remained flat at 71% during the three months ended June 30, 2024 as compared with the three months ended June 30, 2023. The 2%, or $1.7 million, decrease in service gross profit is attributable to the 3%, or $3.1 decrease in service revenue, partially offset by the 4%, or $1.4 million, decrease in cost of service revenue.
Gross profit. Our gross profit decreased 19%, or $30.5 million, during the three months ended June 30, 2024 when compared with the three months ended June 30, 2023. This decrease is attributable to the decrease in revenue of 17%, or $36.6 million, partially offset by the 12%, or $6.0 million, decrease in cost of revenue. As a result, the gross profit percentage decreased by one percentage point to 75% for the three months ended June 30, 2024 as compared with the three months ended June 30, 2023.

Operating Expenses

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Research and development	$42,465	24%	$45,520	22%	$(3,055)	(7)%
Sales and marketing	70,330	40	78,996	37	(8,666)	(11)%
General and administrative	25,581	15	28,214	13	(2,633)	(9)%
Amortization of acquired intangible assets	11,614	7	12,707	6	(1,093)	(9)%
Restructuring charges	16,563	9	—	—	16,563	100%
Goodwill impairment	426,967	245	—	—	426,967	100%
Total operating expenses	$593,520	340%	$165,437	78%	$428,083	259%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 7%, or $3.1 million, decrease in research and development expenses for the three months ended June 30, 2024 compared to the same period last year was primarily due to a $2.4 million decrease in employee-related costs associated with a decrease in variable incentive compensation, and a $0.7 million decrease from depreciation expense.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 11%, or $8.7 million, decrease in total sales and marketing expenses for the three months ended June 30, 2024 compared to the same period last year was primarily due to a $3.0 million decrease in commissions expense, a $2.9 million decrease in employee related costs associated with a decrease in variable incentive compensation, as well as a decrease in headcount, and a $1.0 million decrease in expenses related to trade shows and other events.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 9%, or $2.6 million, decrease in general and administrative expenses for the three months ended June 30, 2024 compared to the same period last year was primarily due to a $1.2 million decrease in contractor fees.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and trade names, and developed technology related to our acquisitions of Danaher Corporation's communications business (Comms Transaction), Network General Corporation, Avvasi Inc. and Efflux Systems, Inc.
The 9%, or $1.1 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets acquired as part of the Comms Transaction and the Network General Corporation transaction.
Restructuring charges. During the first quarter of fiscal year 2025, we implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the three months ended June 30, 2024, we recorded restructuring charges totaling $16.6 million related to one-time termination benefits for one hundred sixteen employees who voluntarily terminated their employment with us during the three months ended June 30, 2024.
Goodwill impairment. During fiscal year 2024, we recorded $217.3 million in goodwill impairment charges as a result of the sustained decline in our stock price and overall market capitalization. During the first quarter of fiscal year 2025, due to the continued decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at June 30, 2024. We estimated the implied fair value of our goodwill using a market approach. As a result of the quantitative impairment test performed during the first quarter of fiscal year 2025, we determined goodwill was impaired and recorded a goodwill impairment charge of $427.0 million during the three months ended June 30, 2024. The additional impairment charge recorded in the first quarter of fiscal year 2025 was primarily due to the continued decrease in our stock price from March 31, 2024 to June 30, 2024, an increase in our weighted-average cost of capital, and the refinement to the expected cost synergies that could be realized by a hypothetical buyer as a result of the VSP we implemented in the first quarter of fiscal year 2025, which impacted the company-specific control premium used to determine the fair value of the reporting unit under the market approach. We expect that these restructuring efforts will generate net annual run-rate savings of approximately $25 million to $27 million, of which we expect that approximately $18 million to $19 million will be realized in the remainder of fiscal year 2025.
The key assumption in the market approach was the company-specific control premium, which was estimated using expected synergies that would be realized by a hypothetical buyer. We also compared its implied control premium to recent control premiums paid in the industry, as evidenced by guideline public company comparable transactions. This information corroborated that the company-specific control premium was within the range of premiums for other companies operating in the industry. Changes in the estimates or assumptions used in its quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, continued increases in costs, and high interest rates and other macroeconomic factors. An increase or decrease of 1% in the company-specific control premium used in the determination of the fair value of the reporting unit under the market approach would have resulted in an increase or decrease in the goodwill impairment recorded during the three months ended June 30, 2024 of approximately $13.0 million.
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$9,628	6%	$(639)	—%	$10,267	1,607%
The 1,607%, or $10.3 million, change in interest and other income (expense), net for the three months ended June 30, 2024 compared to the same period last year was primarily due to an $8.3 million increase from the change in fair value of the equity investment in Napatech, a $1.1 million decrease in foreign exchange expense, and a $0.8 million increase in interest income.
Income Tax Benefit. The effective tax rates were 2.3% and 21.3% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate for the three months ended June 30, 2024 differed from the effective tax rate for the three months ended June 30, 2023, primarily related to the goodwill impairment incurred during the three months ended June 30, 2024, a majority of which was not deductible for tax purposes.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Income tax benefit	$(10,320)	(6)%	$(1,134)	(1)%	$(9,186)	(810)%

Liquidity and Capital Resources
Cash, cash equivalents, marketable securities and investments consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Cash and cash equivalents	$362,213	$389,674
Short-term marketable securities and investments	43,954	33,459
Long-term marketable securities	1,003	994
Cash, cash equivalents, marketable securities and investments	$407,170	$424,127
Cash, cash equivalents, marketable securities and investments
At June 30, 2024, cash, cash equivalents, marketable securities and investments (current and non-current) totaled $407.2 million, a $16.9 million decrease from $424.1 million at March 31, 2024. This decrease was primarily due to $25.0 million used to repurchase shares of our common stock, $25.0 million used to repay long-term debt, $12.2 million used for tax withholdings on restricted stock units, and $1.3 million used for capital expenditures, partially offset by $38.4 million of net cash provided by operations, and an $8.7 million increase from the change in fair value of an equity instrument during the three months ended June 30, 2024. Cash and short-term investments held outside of the United States was approximately $203.1 million.
Cash and cash equivalents were impacted by the following:

	Three Months Ended
	June 30,
	(in thousands)
	2024	2023
Net cash provided by (used in) operating activities	$38,428	$(22,368)
Net cash used in investing activities	$(3,094)	$(19,129)
Net cash used in financing activities	$(62,157)	$(13,404)
Net cash from operating activities
Cash provided by operating activities was $38.4 million during the three months ended June 30, 2024, compared with $22.4 million of cash used in operating activities during the three months ended June 30, 2023. The $60.7 million change was due in part to a $427.0 million goodwill impairment charge recorded during the three months ended June 30, 2024, a $46.4 million increase from accrued compensation and other expenses, a $27.2 million increase from accounts receivable, a $5.3 million increase from prepaid expenses and other assets, a $4.2 million increase from deferred revenue, a $3.7 million increase from accounts payable, a $2.7 million increase from income taxes payable, and a $1.4 million increase from share-based compensation. These increases were partially offset by a $439.2 million decrease from the change in net loss, a $9.2 million decrease from the change in the fair value of an equity investment, a $5.6 million decrease from deferred income taxes, and a $3.0 million decrease from depreciation and amortization expense during the three months ended June 30, 2024 as compared with the three months ended June 30, 2023.
Net cash from investing activities

	Three Months Ended
	June 30,
	(in thousands)
	2024	2023
Cash used in investing activities included the following:
Purchase of marketable securities and investments	$(12,151)	$(25,905)
Proceeds from sales and maturity of marketable securities	10,325	8,733
Purchase of fixed assets	(1,268)	(1,957)
	$(3,094)	$(19,129)
Cash used in investing activities was $3.0 million during the three months ended June 30, 2024, compared with $19.1 million of cash used in investing activities during the three months ended June 30, 2023. The $16.1 million change was due in part to a $15.3 million increase in cash inflow from marketable securities related to a $13.8 million decrease related to the purchase of marketable securities and investments, and an increase of $1.5 million in proceeds from the sales and maturity of marketable securities during the three months ended June 30, 2024 when compared with the three months ended June 30, 2023.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2025.
Net cash from financing activities

	Three Months Ended
	June 30,
	(in thousands)
	2024	2023
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Treasury stock repurchases	(25,000)	—
Tax withholding on restricted stock units	(12,159)	(13,406)
Repayment of long-term debt	(25,000)	—
	$(62,157)	$(13,404)
Cash used in financing activities changed by $48.8 million to $62.2 million during the three months ended June 30, 2024, compared with $13.4 million of cash used in financing activities during the three months ended June 30, 2023.
During the three months ended June 30, 2024, we repurchased a total of 1,347,900 shares for $25.0 million in the open market under the 2022 Share Repurchase Program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 617,826 and 435,172 shares at a cost of $12.2 million and $13.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2024 and 2023, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
During the three months ended June 30, 2024, we repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement.
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
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of our common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. During the three months ended June 30, 2024, we repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement. At June 30, 2024, $75.0 million was outstanding under the Second Amended and Restated Credit Agreement.
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
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of NetScout, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of our financial statements for the quarter ended March 31, 2024, until we have delivered financial statements for the quarter ended June 30, 2024, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended March 31, 2024, until we have delivered financial statements for the quarter ended June 30, 2024, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under our previous amended credit agreement that we maintain a minimum consolidated interest coverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to our adjusted consolidated EBITDA. Our maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. At June 30, 2024, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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

We had unamortized capitalized debt issuance costs, net of $2.3 million at June 30, 2024, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $1.2 million was included as other assets in our consolidated balance sheet at June 30, 2024.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At June 30, 2024, we owed $75.0 million on this loan with an interest rate of 6.44%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of June 30, 2024. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $483 thousand as of June 30, 2024.
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
At June 30, 2024, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.9 million. The valuation of outstanding foreign currency forward contracts at June 30, 2024 resulted in a liability balance of $123 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $9 thousand, reflecting favorable rates in comparison to current market rates at this date. At March 31, 2024, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.7 million. The valuation of outstanding foreign currency forward contracts at March 31, 2024 resulted in a liability balance of $74 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $11 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At June 30, 2024, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2024. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended June 30, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
4/1/2024-4/30/2024	515	$19.82	—	24,385,484
5/1/2024-5/31/2024	145,617	20.66	—	24,385,484
6/1/2024-6/30/2024	1,819,594	18.76	1,347,900	23,037,584
Total	1,965,726	$18.90	1,347,900	23,037,584
(1)We purchased an aggregate of 617,826 shares during the three months ended June 30, 2024 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized on May 3, 2022 (2022 Share Repurchase Program).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.

Item 5.  Other Information

Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Jean Bua, Executive Vice President and Chief Financial Officer	May 14, 2024	Rule 10b5-1 Trading Arrangement	Up to 19205 shares to be sold	August 21, 2024	N/A	N/A
Michael Szabados, Chief Operating Officer	June 11, 2024	Rule 10b5-1 Trading Arrangement	Up to 27000 shares to be sold	May 20, 2025	N/A	N/A

(1) Except as indicated by footnote, each trading arrangement marked as a "Rule 10b5-1 Trading Arrangement" is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the "Rule").
(2) Represents the expiration date of the Rule 10b5-1 Trading Arrangement. Pursuant to the terms of the Rule 10b5-1 Trading Arrangement, the Rule 10b5-1 Trading Arrangement may terminate earlier upon the occurrence of certain events.

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

10.1	+	Form of Performance-Based Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 5, 2024	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 5, 2024	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)