Form 10-Q
period 2024-09-30
NETSCOUT SYSTEMS INC
filed 2024-11-01
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 24, 2024 was 71,717,293.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$363,355	$389,674
Marketable securities and investments	37,512	33,459
Accounts receivable and unbilled costs, net of allowance for credit allowances of $64 and $479 at September 30, 2024 and March 31, 2024, respectively	118,632	192,096
Inventories and deferred costs	16,388	14,095
Prepaid income taxes	15,391	11,076
Prepaid expenses and other current assets	32,435	32,094
Total current assets	583,713	672,494
Fixed assets, net	23,244	26,487
Operating lease right-of-use assets	38,498	42,486
Goodwill	1,073,355	1,502,820
Intangible assets, net	285,605	308,659
Deferred income taxes	54,978	30,767
Long-term marketable securities	1,009	994
Other assets	10,270	10,595
Total assets	$2,070,672	$2,595,302
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,911	$14,506
Accrued compensation	41,485	51,362
Accrued other	15,192	14,665
Income taxes payable	764	764
Deferred revenue and customer deposits	263,874	301,806
Current portion of operating lease liabilities	11,876	11,979
Total current liabilities	347,102	395,082
Other long-term liabilities	6,622	7,055
Deferred tax liability	3,955	4,374
Accrued long-term retirement benefits	29,253	28,413
Long-term deferred revenue and customer deposits	115,825	130,212
Operating lease liabilities, net of current portion	33,527	38,101
Long-term debt	75,000	100,000
Total liabilities	611,284	703,237
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at September 30, 2024 and March 31, 2024	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 133,671,490 and 131,316,309 shares issued and 71,715,229 and 71,404,216 shares outstanding at September 30, 2024 and March 31, 2024, respectively	133	131
Additional paid-in capital	3,221,213	3,181,366
Accumulated other comprehensive income	4,151	3,572
Treasury stock at cost, 61,956,261 and 59,912,093 shares at September 30, 2024 and March 31, 2024, respectively	(1,654,239)	(1,615,483)
(Accumulated deficit) retained earnings	(111,870)	322,479
Total stockholders' equity	1,459,388	1,892,065
Total liabilities and stockholders' equity	$2,070,672	$2,595,302
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Product	$81,033	$80,545	$142,202	$175,206
Service	110,075	116,257	223,471	232,734
Total revenue	191,108	196,802	365,673	407,940
Cost of revenue:
Product	13,440	16,093	25,444	32,755
Service	28,617	26,959	60,982	60,693
Total cost of revenue	42,057	43,052	86,426	93,448
Gross profit	149,051	153,750	279,247	314,492
Operating expenses:
Research and development	35,909	35,112	78,374	80,632
Sales and marketing	61,226	60,950	131,556	139,946
General and administrative	23,742	22,652	49,323	50,866
Amortization of acquired intangible assets	11,642	12,550	23,256	25,257
Restructuring charges	2,409	—	18,972	—
Goodwill impairment	—	—	426,967	—
Gain on divestiture of a business	—	(3,806)	—	(3,806)
Total operating expenses	134,928	127,458	728,448	292,895
Income (loss) from operations	14,123	26,292	(449,201)	21,597
Interest and other income (expense), net:
Interest income	2,546	2,509	5,644	4,797
Interest expense	(1,801)	(2,174)	(3,746)	(4,267)
Other income (expense), net	(2,542)	847	5,933	13
Total interest and other income (expense), net	(1,797)	1,182	7,831	543
Income (loss) before income tax expense (benefit)	12,326	27,474	(441,370)	22,140
Income tax expense (benefit)	3,299	6,012	(7,021)	4,878
Net income (loss)	$9,027	$21,462	$(434,349)	$17,262
Basic net income (loss) per share	$0.13	$0.30	$(6.08)	$0.24
Diluted net income (loss) per share	$0.13	$0.29	$(6.08)	$0.24
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	71,447	72,112	71,457	71,828
Net income (loss) per share - diluted	71,837	72,797	71,457	72,838
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$9,027	$21,462	$(434,349)	$17,262
Other comprehensive income (loss):
Cumulative translation adjustments	528	(138)	397	(70)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes (benefit) of $8, $3, $10 and ($31), respectively	21	9	28	(97)
Total net change in market value of investments	21	9	28	(97)
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefit) of $66, ($85), $38, and ($34), respectively	209	(264)	121	(105)
Reclassification adjustment for net (losses) gains included in net income (loss), net of (benefit) taxes of ($4), ($10), $11, and ($28), respectively	(11)	(31)	33	(87)
Total net change in market value of derivatives	198	(295)	154	(192)
Other comprehensive income (loss)	747	(424)	579	(359)
Total comprehensive income (loss)	$9,774	$21,038	$(433,770)	$16,903
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, June 30, 2024	133,189,228	$133	$3,201,998	$3,404	61,877,819	$(1,652,642)	$(120,897)	$1,431,996
Net income							9,027	9,027
Unrealized net investment gains				21				21
Unrealized net gains on derivative financial instruments				198				198
Cumulative translation adjustments				528				528
Issuance of common stock pursuant to vesting of restricted stock units	269,164	—						—
Stock-based compensation expense for restricted stock units granted to employees			14,638					14,638
Issuance of common stock under employee stock purchase plan	213,098		4,577					4,577
Repurchase of treasury stock					78,442	(1,597)		(1,597)
Balance, September 30, 2024	133,671,490	$133	$3,221,213	$4,151	61,956,261	$(1,654,239)	$(111,870)	$1,459,388

	Six Months Ended September 30, 2024
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2024	131,316,309	$131	$3,181,366	$3,572	59,912,093	$(1,615,483)	$322,479	$1,892,065
Net loss							(434,349)	(434,349)
Unrealized net investment gains				28				28
Unrealized net gains on derivative financial instruments				154				154
Cumulative translation adjustments				397				397
Issuance of common stock pursuant to vesting of restricted stock units	2,142,083	2						2
Stock-based compensation expense for restricted stock units granted to employees			35,270					35,270
Issuance of common stock under employee stock purchase plan	213,098		4,577					4,577
Repurchase of treasury stock					2,044,168	(38,756)		(38,756)
Balance, September 30, 2024	133,671,490	$133	$3,221,213	$4,151	61,956,261	$(1,654,239)	$(111,870)	$1,459,388

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, June 30, 2023	130,016,041	$130	$3,118,798	$5,803	57,869,951	$(1,559,534)	$466,013	$2,031,210
Net income							21,462	21,462
Unrealized net investment gains				9				9
Unrealized net losses on derivative financial instruments				(295)				(295)
Cumulative translation adjustments				(138)				(138)
Issuance of common stock pursuant to vesting of restricted stock units	649,566	—						—
Stock-based compensation expense for restricted stock units granted to employees			17,908					17,908
Issuance of common stock under employee stock purchase plan	209,791		6,006					6,006
Repurchase of treasury stock					1,307,546	(36,492)		(36,492)
Balance, September 30, 2023	130,875,398	$130	$3,142,712	$5,379	59,177,497	$(1,596,026)	$487,475	$2,039,670

	Six Months Ended September 30, 2023
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2023	128,683,824	$128	$3,099,698	$5,738	57,434,779	$(1,546,128)	$470,213	$2,029,649
Net income							17,262	17,262
Unrealized net investment losses				(97)				(97)
Unrealized net losses on derivative financial instruments				(192)				(192)
Cumulative translation adjustments				(70)				(70)
Issuance of common stock pursuant to vesting of restricted stock units	1,981,783	2						2
Stock-based compensation expense for restricted stock units granted to employees			37,008					37,008
Issuance of common stock under employee stock purchase plan	209,791		6,006					6,006
Repurchase of treasury stock					1,742,718	(49,898)		(49,898)
Balance, September 30, 2023	130,875,398	$130	$3,142,712	$5,379	59,177,497	$(1,596,026)	$487,475	$2,039,670

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(434,349)	$17,262
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	32,505	38,410
Operating lease right-of-use asset amortization	5,227	5,218
Gain on divestiture of a business	—	(3,806)
Loss on disposal of fixed assets	15	45
Share-based compensation expense	36,084	38,289
Change in fair value of derivative investment	—	(206)
Goodwill impairment	426,967	—
Deferred income taxes	(24,819)	(21,411)
Other gains	(7,633)	(82)
Changes in assets and liabilities
Accounts receivable and unbilled costs	73,697	(8,952)
Inventories and deferred costs	(3,213)	(1,211)
Prepaid expenses and other assets	(4,697)	(7,666)
Accounts payable	(516)	(1,109)
Accrued compensation and other expenses	(6,264)	(49,851)
Operating lease liabilities	(5,915)	(5,908)
Income taxes payable	194	(2,948)
Deferred revenue	(52,584)	(44,805)
Net cash provided by (used in) operating activities	34,699	(48,731)
Cash flows from investing activities:
Purchase of marketable securities and investments	(20,999)	(41,920)
Proceeds from sales and maturity of marketable securities	25,290	30,162
Purchase of fixed assets	(2,150)	(3,498)
Purchase of intangible assets	(1,290)	—
Proceeds from divestiture of a business	—	8,283
Net cash provided by (used in) investing activities	851	(6,973)
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2
Treasury stock repurchases	(25,257)	(31,137)
Tax withholding on restricted stock units	(13,499)	(18,718)
Repayment of long-term debt	(25,000)	—
Net cash used in financing activities	(63,754)	(49,853)
Effect of exchange rate changes on cash and cash equivalents	1,885	(1,293)
Net decrease in cash and cash equivalents	(26,319)	(106,850)
Cash and cash equivalents, beginning of period	389,674	386,794
Cash and cash equivalents, end of period	$363,355	$279,944
Supplemental disclosures:
Cash paid for interest	$2,693	$3,192
Cash paid for income taxes	$22,176	$41,250
Non-cash transactions:
Transfers of inventory to fixed assets	$1,020	$1,814
Additions to property, plant and equipment included in accounts payable	$86	$400
Issuance of common stock under employee stock plans	$4,577	$6,006
Unsettled share repurchases, included in accounts payable	$—	$43
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
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The macroeconomic environment remains challenging with constrained customer spending and the Company expects this to persist for the remainder of fiscal year 2025. The Company has taken and continues to take precautionary actions to manage costs and increase productivity across the organization. This includes managing discretionary spending and hiring activities, in addition to a voluntary separation program enacted and substantially completed in the first half of fiscal year 2025. Further, based on covenant levels, the Company had as of September 30, 2024 an incremental $725 million available under the revolving credit facility. On October 4, 2024, the Company amended and extended its Amended Credit facility, which decreased the revolving credit facility from $800 million to $600 million and reduced the incremental amount available under its revolving credit facility to $525 million. See Note 20 "Subsequent Events" for more details.
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
During the six months ended September 30, 2024, the Company recognized revenue of $183.5 million related to the Company's deferred revenue balance reported at March 31, 2024.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at September 30, 2024.
At September 30, 2024, the Company had total deferred revenue of $379.7 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $263.9 million, or 69%, of this revenue during the next 12 months, and expects to recognize the remaining $115.8 million, or 31%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $7.6 million and $5.9 million at September 30, 2024 and March 31, 2024, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the six months ended September 30, 2024.
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
At September 30, 2024, the consolidated balance sheet included $9.0 million in assets related to sales commissions to be expensed in future periods. A balance of $4.8 million was included in prepaid expenses and other current assets, and a balance of $4.2 million was included in other assets in the Company's consolidated balance sheet at September 30, 2024. At March 31, 2024, the consolidated balance sheet included $9.3 million in assets related to sales commissions to be expensed in future periods. A balance of $4.8 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at March 31, 2024.
During the three and six months ended September 30, 2024 and 2023, respectively, the Company recognized $1.7 million, $1.7 million, $3.4 million and $3.4 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2024	$479
Additions resulting in charges to operations	28
Recoveries of previously reserved balances	(430)
Deductions due to write-offs	(13)
Balance at September 30, 2024	$64

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At September 30, 2024, the Company had one direct customer over 10% of the accounts receivable balance, while no channel partners accounted for more than 10% of the accounts receivable balance. At March 31, 2024, the Company had no direct customers or channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and six months ended September 30, 2024, and 2023, no direct customers or channel partners accounted for more than 10% of total revenue.
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
On September 12, 2024, the Company’s stockholders approved an amendment and restatement to the 2019 First Amended Plan (2019 Fourth Amended Plan) to further increase the number of shares reserved for issuance by 3,400,000. At September 12, 2024, the effective date of the 2019 Fourth Amended Plan, there was a total of 7,947,545 shares reserved for issuance under the 2019 Fourth Amended Plan, which consisted of 3,400,000 new shares plus 4,547,545 shares that remained available for grant under the 2019 Third Amended Plan. The Company refers to the 2019 Plan, 2019 First Amended Plan, 2019 Second Amended Plan, 2019 Third Amended Plan and 2019 Fourth Amended Plan collectively as the "Amended 2019 Plan". At September 30, 2024, an aggregate of 8,020,927 shares remained available for grant under the Amended 2019 Plan.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of product revenue	$295	$349	$726	$721
Cost of service revenue	1,905	2,289	4,794	4,828
Research and development	3,934	4,988	9,820	10,374
Sales and marketing	5,275	6,675	12,779	13,959
General and administrative	3,477	4,144	7,965	8,407
	$14,886	$18,445	$36,084	$38,289
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2024. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the six months ended September 30, 2024, employees purchased 213,098 shares under the ESPP and the fair value per share was $21.48.
NOTE 5 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at September 30, 2024 and March 31, 2024.

Marketable Securities
The following is a summary of marketable securities held by NetScout at September 30, 2024, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$5,038	$(1)	$5,037
Commercial paper	11,617	—	11,617
Certificates of deposit	1,031	—	1,031
Total short-term marketable securities	17,686	(1)	17,685
U.S. government and municipal obligations	1,005	4	1,009
Total long-term marketable securities	1,005	4	1,009
Total marketable securities	$18,691	$3	$18,694
The following is a summary of marketable securities held by NetScout at March 31, 2024, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$10,523	$(26)	$10,497
Commercial paper	8,648	—	8,648
Certificates of deposit	2,807	—	2,807
Total short-term marketable securities	21,978	(26)	21,952
U.S. government and municipal obligations	1,004	(10)	994
Total long-term marketable securities	1,004	(10)	994
Total marketable securities	$22,982	$(36)	$22,946
Contractual maturities of the Company's marketable securities held at September 30, 2024 and March 31, 2024 were as follows (in thousands):

	September 30, 2024	March 31, 2024
Available-for-sale securities:
Due in 1 year or less	$17,685	$21,952
Due after 1 year through 5 years	1,009	994
	$18,694	$22,946
Investments
In February 2023, the Company entered into a forward share purchase agreement with Napatech A/S (Napatech), a publicly traded Danish company registered on the Oslo stock exchange, to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock and recorded a $0.2 million change in the fair value of the derivative instrument in other income (expense), net within the Company's consolidated statement of operations during the six months ended September 30, 2023. As part of the agreement, the Company received the right to designate a representative to be nominated for election to the Napatech Board of Directors, which was approved by Napatech's Nomination Committee in April 2023. The Company accounts for this investment under the equity method and has elected to apply the fair value option to the investment. The Company records the investment at fair value at the end of each period based on the closing price of Napatech's stock and any change in fair value during the period is recorded in other income (expense), net within the Company's consolidated statement of operations. At September 30, 2024 and March 31, 2024, the fair value of the investment in Napatech was $19.8 million and $11.5 million, respectively, and was included in marketable securities and investments in the Company's consolidated balance sheet. During the six months ended September 30, 2024 and 2023, the Company recognized a $7.6 million increase and a $0.1 million increase, respectively, in the fair value of the equity investment in Napatech in other income (expense), net within the Company's consolidated statement of operations. For the six months ended September 30, 2024, the unrealized gain related to foreign currency translation on the equity investment in Napatech was $0.7 million. For the six months ended September 30, 2023, the unrealized loss related to foreign currency translation on the equity investment in Napatech was immaterial.
NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at September 30, 2024 and March 31, 2024 (in thousands):

	Fair Value Measurements at
	September 30, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$336,539	$26,816	$—	$363,355
U.S. government and municipal obligations	4,040	2,006	—	6,046
Commercial paper	—	11,617	—	11,617
Certificates of deposit	—	1,031	—	1,031
Equity investment in Napatech	19,827	—	—	19,827
Derivative financial instruments	—	132	—	132
	$360,406	$41,602	$—	$402,008
LIABILITIES:
Derivative financial instruments	$—	$(6)	$—	$(6)
	$—	$(6)	$—	$(6)

	Fair Value Measurements at
	March 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$381,829	$7,845	$—	$389,674
U.S. government and municipal obligations	8,985	2,506	—	11,491
Commercial paper	—	8,648	—	8,648
Certificates of deposit	—	2,807	—	2,807
Equity investment in Napatech	11,507	—	—	11,507
Derivative financial instruments	—	11	—	11
	$402,321	$21,817	$—	$424,138
LIABILITIES:
Derivative financial instruments	$—	$(74)	$—	$(74)
	$—	$(74)	$—	$(74)
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

NOTE 7 – INVENTORIES AND DEFERRED COSTS
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2024	March 31, 2024
Raw materials	$7,982	$8,175
Work in process	345	545
Finished goods	4,585	4,160
Deferred costs	3,476	1,215
	$16,388	$14,095
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
During fiscal year 2024, the Company recorded $217.3 million in goodwill impairment charges as a result of the sustained decline in the Company's stock price and overall market capitalization. During the first quarter of fiscal year 2025, due to the continued decrease in the Company's stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a Triggering Event occurred, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill at June 30, 2024. The Company estimated the implied fair value of its goodwill using a market approach. As a result of the quantitative impairment test performed during the first quarter of fiscal year 2025, the Company determined goodwill was impaired and recorded a goodwill impairment charge of $427.0 million during the three months ended June 30, 2024. The additional impairment charge recorded in the first quarter of fiscal year 2025 was primarily due to the continued decrease in the Company's stock price from March 31, 2024 to June 30, 2024, an increase in the Company's weighted-average cost of capital, and the refinement to the expected cost synergies that could be realized by a hypothetical buyer as a result of the voluntary separation program (VSP) implemented by the Company in the first quarter of fiscal year 2025, which impacted the company-specific control premium used to determine the fair value of the reporting unit under the market approach. At September 30, 2024, the Company performed a Triggering Event assessment and concluded no event or circumstances occurred that indicated goodwill was further impaired.
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
At September 30, 2024 and March 31, 2024, the carrying amounts of goodwill were $1.1 billion and $1.5 billion, respectively. The change in the carrying amount of goodwill for the six months ended September 30, 2024 was due to the impairment of goodwill, and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.

The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2024 as follows (in thousands):

Balance at March 31, 2024	$1,502,820
Goodwill impairment	(426,967)
Foreign currency translation impact	(2,498)
Balance at September 30, 2024	$1,073,355
Intangible Assets
The net carrying amounts of intangible assets were $285.6 million and $308.7 million at September 30, 2024 and March 31, 2024, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
The Company reviews definite-lived intangible assets for impairment when an event occurs that may indicate potential impairment. In connection with the goodwill impairment analysis performed at June 30, 2024, the Company conducted an impairment test of its definite-lived intangible assets at June 30, 2024. Based on this assessment, the Company concluded that the carrying values of the Company's definite-lived intangible assets were recoverable. At September 30, 2024, the Company performed a Triggering Event assessment and concluded no events or circumstances occurred that indicated intangible assets may be impaired. However, if future events occur or if business conditions deteriorate, the Company may be required to record an impairment loss, and or accelerate the amortization of definite-live intangible assets in the future, which could be material to its results of operations and financial condition.
Intangible assets include the following amortizable intangible assets at September 30, 2024 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$249,169	$(241,238)	$7,931
Customer relationships	766,732	(498,997)	267,735
Distributor relationships and technology licenses	5,154	(3,890)	1,264
Definite-lived trademark and trade name	57,822	(49,323)	8,499
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,032)	176
	$1,090,594	$(804,989)	$285,605

Intangible assets include the following amortizable intangible assets at March 31, 2024 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$248,385	$(238,470)	$9,915
Customer relationships	763,943	(475,592)	288,351
Distributor relationships and technology licenses	7,785	(7,463)	322
Definite-lived trademark and trade name	57,699	(47,814)	9,885
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,022)	186
	$1,089,529	$(780,870)	$308,659

Amortization included as cost of product revenue consists of amortization of developed technology, and distributor relationships and technology licenses. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and six months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Amortization of intangible assets included as:
Cost of product revenue	$1,073	$1,909	$2,339	$3,826
Operating expense	11,647	12,555	23,266	25,267
	$12,720	$14,464	$25,605	$29,093
The following is the expected future amortization expense at September 30, 2024 for the fiscal years ending March 31 (in thousands):

2025 (remaining six months)	$25,497
2026	46,937
2027	44,050
2028	41,088
2029	31,691
Thereafter	96,342
$285,605

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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets at September 30, 2024 and March 31, 2024 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	September 30, 2024	March 31, 2024	September 30, 2024	March 31, 2024	September 30, 2024	March 31, 2024
Derivatives Designated as Hedging Instruments:
Forward contracts	$10,222	$11,676	$132	$11	$6	$74
Derivatives Not Designated as Hedging Instruments:
Forward contracts		—	—	—		—
			$132	$11	$6	$74
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2024	September 30, 2023	Location	September 30, 2024	September 30, 2023
Forward contracts	$275	$(349)	Research and development	$3	$(3)
			Sales and marketing	(18)	(38)
	$275	$(349)		$(15)	$(41)

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the six months ended September 30, 2024 and 2023 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2024	September 30, 2023	Location	September 30, 2024	September 30, 2023
Forward contracts	$159	$(139)	Research and development	$4	$(2)
			Sales and marketing	40	(113)
	$159	$(139)		$44	$(115)
The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the six months ended September 30, 2024 and 2023 (in thousands):

	Gain Recognized in Income (a)
	Location	September 30, 2024	September 30, 2023
Forward contracts	General and administrative	$—	$60
		$—	$60
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
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of the Company's common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. During the six months ended September 30, 2024, the Company repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement. At September 30, 2024, $75.0 million was outstanding under the Second Amended and Restated Credit Agreement.
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
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of the Company, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2024, until the Company has delivered financial statements for the quarter ended September 30, 2024, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended June 30, 2024, until the Company has delivered financial statements for the quarter ended September 30, 2024, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio and removes the previous requirement under the Company's previous amended credit agreement that the Company maintain a minimum consolidated interest coverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. At September 30, 2024, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
The Company had unamortized capitalized debt issuance costs, net of $2.0 million at September 30, 2024, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $0.9 million was included as other assets in the Company's consolidated balance sheet at September 30, 2024.
NOTE 12 – RESTRUCTURING CHARGES
During the first quarter of fiscal year 2025, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the three months and six months ended September 30, 2024, the Company recorded restructuring charges totaling $2.4 million and $19.0 million, respectively, related to one-time termination benefits for one hundred thirty-nine employees who voluntarily terminated their employment with the Company during the six months ended September 30, 2024. The Company estimates that approximately $0.6 million in restructuring charges will be recorded in the third quarter of fiscal year 2025 related to one-time termination benefits for three employees who are expected to voluntarily terminate their employment with the Company during the three months ending December 31, 2024. All one-time termination benefits are expected to be paid in full by the end of the fiscal year ending March 31, 2025.
The following table provides a summary of the activity related to the restructuring plan and the related restructuring liability (in thousands):

VSP
Employee-related
Balance at March 31, 2024	$—
Restructuring charges to operations	18,772
Payments	(18,531)
Other adjustments	10
Balance at September 30, 2024	$251

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
The Company has asset retirement obligations (ARO) to return certain leased facilities to their original condition at the end of the respective lease term. The estimated fair value of these ARO liabilities is recognized in the period in which the liability is generated and a corresponding increase to the carrying value of the related asset is recorded and depreciated over the useful life of the asset. The Company's estimates of its ultimate AROs could change because of changes in regulations, the extent of environmental remediations required, the means of reclamation, cost estimates, exit or disposal activities or time period estimates. ARO liabilities totaled $2.3 million and $2.3 million at September 30, 2024 and March 31, 2024, respectively. There was a balance of $0.1 million included in accrued other and a balance of $2.2 million included in other long-term liabilities in the consolidated balance sheets at September 30, 2024, and a balance of $0.1 million included in accrued other and a balance of $2.2 million included in other long-term liabilities in the consolidated balance sheets at March 31, 2024. Accretion expense related to these liabilities was not material for any periods presented.
Most of the Company's lease agreements contain variable payments, primarily for common area maintenance (CAM), which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the three and six months ended September 30, 2024 and 2023, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease cost under long-term operating leases	$2,966	$3,047	$5,927	$6,087
Lease cost under short-term operating leases	332	434	658	838
Variable lease cost under short-term and long-term operating leases	762	1,185	2,078	2,200
Total operating lease cost	$4,060	$4,666	$8,663	$9,125

The table below presents supplemental cash flow information related to leases during the six months ended September 30, 2024 and 2023 (in thousands):

	Six Months Ended
	September 30,
	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,177	$857

At September 30, 2024 and March 31, 2024, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	September 30, 2024	March 31, 2024
Weighted average remaining lease term in years - operating leases	5.05	5.32

Weighted average discount rate - operating leases	4.3%	4.2%
Future minimum payments under non-cancellable leases at September 30, 2024 are as follows (in thousands):

Year ending March 31:
2025 (remaining six months)	$6,021
2026	11,755
2027	8,617
2028	7,489
2029	6,659
Thereafter	9,745
Total lease payments	$50,286
Less imputed interest	(4,883)
Present value of lease liabilities	$45,403

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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans recorded in operating expenses in the consolidated statements of operations for the three and six months ended September 30, 2024 and 2023, respectively, (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$49	$48	$96	$100
Interest cost	256	235	501	487
Amortization of net gain	(121)	(218)	(237)	(452)
Net periodic pension cost	$184	$65	$360	$135

Expected Contributions
During the six months ended September 30, 2024, the Company made contributions of $0.3 million to its defined benefit pension plans. During the fiscal year ending March 31, 2025, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
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
On May 3, 2022, the Company's Board of Directors approved an additional share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective in the third quarter of fiscal year 2024 when the 2017 Share Repurchase Program was completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. Through September 30, 2024, the Company repurchased 1,976,721 shares for $41.6 million under the 2022 Share Repurchase Program. The Company repurchased 1,362,205 shares for $25.3 million under this share repurchase program during the six months ended September 30, 2024. At September 30, 2024, 23,023,279 shares of common stock remained available to be purchased under the current program.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 681,963 shares and 624,941 shares at a cost of $13.5 million and $18.7 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2024 and 2023, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.

NOTE 17 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$9,027	$21,462	$(434,349)	$17,262
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	71,447	72,112	71,457	71,828
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	390	685	—	1,010
Denominator for diluted net income (loss) per share - weighted average shares outstanding	71,837	72,797	71,457	72,838
Net income (loss) per share:
Basic net income (loss) per share	$0.13	$0.30	$(6.08)	$0.24
Diluted net income (loss) per share	$0.13	$0.29	$(6.08)	$0.24
The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Restricted stock units	3,312	3,859	740	4,000
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the six months ended September 30, 2024, all outstanding restricted stock units and performance-based restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 18 – INCOME TAXES
Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes and U.S. taxation on foreign earnings, which are partially offset by research and development tax credits and the foreign derived intangible income deduction.
The Company's effective tax rates were 26.8% and 21.9% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024 differed from the effective tax rate for the three months ended September 30, 2023 primarily related to an increase in the forecasted benefit of the foreign derived intangible deduction, offset by an increase in foreign withholding taxes.
The Company's effective tax rates were 1.6% and 22.0% for the six months ended September 30, 2024 and 2023, respectively. The effective tax rate for the six months ended September 30, 2024 differed from the effective tax rate for the six months ended September 30, 2023 primarily related to an increase in the forecasted benefit of the foreign derived intangible income deduction offset by an increase in foreign withholding taxes and goodwill impairment incurred during the six months ended September 30, 2024, which was not deductible for tax purposes.

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$111,235	$115,478	$211,184	$243,380
Europe	32,094	32,197	63,488	66,168
Asia	17,036	14,711	28,926	30,725
Rest of the world	30,743	34,416	62,075	67,667
	$191,108	$196,802	$365,673	$407,940
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
NOTE 20 – SUBSEQUENT EVENTS
On October 4, 2024, the Company amended and restated the Second Amended and Restated Credit Agreement (as amended and restated, the Third Amended and Restated Credit Agreement). The Third Amended and Restated Credit Agreement provides for a new five-year $600.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the credit facility for working capital and other general corporate purposes, including to refinance revolving loans outstanding under the Second Amended and Restated Credit Agreement and to repurchase common stock. The commitments under the Third Amended and Restated Credit Agreement will expire on October 4, 2029, and any outstanding loans will be due on that date. In connection with the Third Amended and Restated Credit Agreement, the Company paid off all amounts outstanding under the existing credit agreement on October 4, 2024 by drawing down the same amount under the Third Amended and Restated Credit Agreement.

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
Overview
We are an industry leader with four decades of experience in providing service assurance and cybersecurity solutions that are based on our pioneering deep packet inspection technology at scale, which is used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and to protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments, the rapidly evolving cybersecurity threat landscape, artificial intelligence and business analytics advancements, and the 5G technology evolution in both the service provider and enterprise customer verticals.
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
Global and Macroeconomic Conditions
We continue to closely monitor current global and macroeconomic conditions, including the impacts of the ongoing war in Ukraine and the Middle East, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our business, customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic conditions remain uncertain. In response to the war in Ukraine, we ceased business operations in Russia, including sales, support on existing contracts and professional services.
The macroeconomic environment remains challenging with constrained customer spending and we expect this to persist for the remainder of fiscal year 2025. As a result, we have continued our efforts to manage discretionary costs and align spending with the current environment while we continue to execute on our long-term strategic plans.
Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, based on covenant levels at September 30, 2024, we had an incremental $725 million available to us under our revolving credit facility. On October 4, 2024, we amended and extended the Second Amended and Restated Credit Agreement, which decreased the revolving credit facility from $800 million to $600 million and reduced the incremental amount available to us under our revolving credit facility to $525 million. For further information, see Note 20 contained in the "Notes to Consolidated Financial Statements" included in Part 1 of this quarterly report on Form 10-Q.
Results Overview
Total revenue decreased $42.3 million, or 10%, for the six months ended September 30, 2024 as compared to total revenue for the six months ended September 30, 2023, which benefited from approximately $48 million of backlog-related revenue. Excluding this factor, revenue would have increased on a year over year basis. The decrease in total revenue for the six months ended September 30, 2024 as compared to total revenue for the six months ended September 30, 2023 was a result of lower revenue from both service provider and enterprise customers from service assurance offerings, including radio frequency propagation modeling projects, as a result of industry-specific capital spending constraints, as well as a decrease in revenue from service provider customers from cybersecurity offerings.
Our gross profit percentage decreased by one percentage point to 76% during the six months ended September 30, 2024, as compared with the six months ended September 30, 2023 primarily due to lower sales volume of higher margin products and services.
Net loss for the six months ended September 30, 2024 was $434.3 million, as compared with net income for the six months ended September 30, 2023 of $17.3 million. The increase of $451.6 million in net loss was primarily due to a $427.0 million goodwill impairment charge, a $42.3 million decrease in revenue, a $19.0 million increase from restructuring charges due to the voluntary separation program, a $2.7 million increase in expenses related to trade shows, user conferences, and other events, a $1.0 million increase from software licenses, and a $1.0 million increase in foreign exchange expense. These increases to net loss were partially offset by an $11.9 million increase in income tax benefit, a $7.6 million increase in other income from the change in fair value of a foreign equity investment, a $5.5 million decrease in employee related expenses as a result of a decrease in headcount, partially offset by an increase in variable incentive compensation, a $3.6 million decrease in commissions expense, a $3.5 million decrease in direct material costs, a $3.5 million decrease in amortization expense, a $2.3 million decrease from depreciation expense, and a $1.6 million decrease in contractor fees.
At September 30, 2024, we had cash, cash equivalents, marketable securities and investments (current and non-current) of $401.9 million. This represents a decrease of $22.2 million from $424.1 million at March 31, 2024. This decrease was primarily due to $25.3 million used to repurchase shares of our common stock, $25.0 million used to repay long-term debt, $13.5 million used for tax withholdings on restricted stock units, $2.2 million used for capital expenditures, and $1.3 million used to acquire technology licenses, partially offset by $34.7 million of net cash provided by operations, and an $8.3 million increase from the change in fair value of an equity instrument during the six months ended September 30, 2024.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation expense, and acquisition-related depreciation expense. Non-GAAP income from operations removes the aforementioned adjustments to non-GAAP gross profit and also removes legal expenses related to civil judgments, gain on the divestiture of a business, goodwill impairment charges, and restructuring charges. Non-GAAP net income removes the foregoing adjustments related to non-GAAP income from operations, and also removes change in the fair value of derivative instrument, net of related income tax effects. Non-GAAP EBITDA from operations removes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
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

The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2024 and 2023, respectively (dollars in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue (GAAP and non-GAAP)	$191,108	$196,802	$365,673	$407,940

GAAP gross profit	$149,051	$153,750	$279,247	$314,492
Share-based compensation expense	2,200	2,638	5,520	5,549
Amortization of acquired intangible assets	996	1,638	1,991	3,276
Acquisition related depreciation expense	2	4	4	9
Non-GAAP gross profit	$152,249	$158,030	$286,762	$323,326

GAAP income (loss) from operations	$14,123	$26,292	$(449,201)	$21,597
Share-based compensation expense	14,886	18,445	36,084	38,289
Amortization of acquired intangible assets	12,638	14,188	25,247	28,533
Restructuring charges	2,409	—	18,972	—
Goodwill impairment	—	—	426,967	—
Acquisition related depreciation expense	11	37	23	96
Gain on divestiture of a business	—	(3,806)	—	(3,806)
Legal expenses related to civil judgments	—	44	—	85
Non-GAAP income from operations	$44,067	$55,200	$58,092	$84,794

GAAP net income (loss)	$9,027	$21,462	$(434,349)	$17,262
Share-based compensation expense	14,886	18,445	36,084	38,289
Amortization of acquired intangible assets	12,638	14,188	25,247	28,533
Restructuring charges	2,409	—	18,972	—
Goodwill impairment	—	—	426,967	—
Acquisition-related depreciation expense	11	37	23	96
Gain on divestiture of a business	—	(3,806)	—	(3,806)
Legal expenses related to civil judgments	—	44	—	85
Change in fair value of derivative instrument	—	—	—	(206)
Income tax adjustments	(5,409)	(5,829)	(18,804)	(13,000)
Non-GAAP net income	$33,562	$44,541	$54,140	$67,253

GAAP diluted net income (loss) per share	$0.13	$0.29	$(6.08)	$0.24
Per share impact of non-GAAP adjustments identified above	0.34	0.32	6.83	0.68
Non-GAAP diluted net income per share	$0.47	$0.61	$0.75	$0.92

GAAP income (loss) from operations	$14,123	$26,292	$(449,201)	$21,597
Previous adjustments to determine non-GAAP income from operations	29,944	28,908	$507,293	$63,197
Non-GAAP income from operations	44,067	55,200	$58,092	$84,794
Depreciation excluding acquisition-related depreciation expense	3,451	4,749	$7,235	$9,781
Non-GAAP EBITDA from operations	$47,518	59,949	$65,327	$94,575

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
Three Months Ended September 30, 2024 and 2023
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the three months ended September 30, 2024 and 2023, no direct customers or channel partners accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$81,033	42%	$80,545	41%	$488	1%
Service	110,075	58	116,257	59	(6,182)	(5)%
Total revenue	$191,108	100%	$196,802	100%	$(5,694)	(3)%
Product. The 1%, or $0.5 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from enterprise customers from both service assurance and cybersecurity offerings, partially offset by decreases from service provider customers from both service assurance and cybersecurity offerings.
Service. The 5%, or $6.2 million, decrease in service revenue compared with the same period last year was primarily due to a decrease in revenue from maintenance contracts.

Total revenue by geography was as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
United States	$111,235	58%	$115,478	59%	$(4,243)	(4)%
International:
Europe	32,094	17	32,197	16	(103)	—%
Asia	17,036	9	14,711	7	2,325	16%
Rest of the world	30,743	16	34,416	18	(3,673)	(11)%
Subtotal international	79,873	42	81,324	41	(1,451)	(2)%
Total revenue	$191,108	100%	$196,802	100%	$(5,694)	(3)%
United States revenue decreased 4%, or $4.2 million, primarily due to a decrease in revenue from service provider customers from service assurance offerings, including radio frequency propagation modeling projects. The 2%, or $1.5 million, decrease in international revenue compared with the same period last year was primarily driven by a decrease in revenue from service provider customers from service assurance offerings, as well as a decrease in revenue from service provider customers from cybersecurity offerings, partially offset by an increase in revenue from enterprise customers from cybersecurity offerings and service assurance offerings.
Total revenue by product line was as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$121,676	64%	$129,432	66%	$(7,756)	(6)%
Cybersecurity	69,432	36	67,370	34	2,062	3%
Total revenue	$191,108	100%	$196,802	100%	$(5,694)	(3)%
The 6%, or $7.8 million, decrease in revenue from the service assurance product line was due to a decrease in revenue from service provider customers for both product and service revenue. The 3%, or $2.1 million, increase in revenue from the cybersecurity product line was due to higher revenue from enterprise customers for both product and service revenue, partially offset by a decrease in product revenue from service provider customers.
Total revenue by customer vertical was as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$67,615	35%	$89,959	46%	$(22,344)	(25)%
Enterprise	123,493	65	106,843	54	16,650	16%
Total revenue	$191,108	100%	$196,802	100%	$(5,694)	(3)%
The 25%, or $22.3 million, decrease in revenue from the service provider customer vertical was due to a decrease in product and service revenue from both the service assurance and cybersecurity product lines. The 16%, or $16.7 million, increase in revenue from the enterprise customer vertical was due to an increase in product and service revenue from the cybersecurity product line and an increase in product revenue from enterprise customers, partially offset by a decrease in service revenue from the service assurance product line.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$13,440	7%	$16,093	8%	$(2,653)	(16)%
Service	28,617	15	26,959	14	1,658	6%
Total cost of revenue	$42,057	22%	$43,052	22%	$(995)	(2)%
Gross profit:
Product $	$67,593	35%	$64,452	33%	$3,141	5%
Product gross profit %	83%		80%
Service $	$81,458	43%	$89,298	45%	$(7,840)	(9)%
Service gross profit %	74%		77%
Total gross profit $	$149,051		$153,750		$(4,699)	(3)%
Total gross profit %	78%		78%
Product. The 16%, or $2.7 million, decrease in cost of product revenue for the three months ended September 30, 2024 compared to the same period last year was primarily due to a $0.9 million decrease in direct material costs, and a $0.8 million decrease in the amortization of intangible assets. The product gross profit percentage increased by three percentage points to 83% during the three months ended September 30, 2024 as compared with the three months ended September 30, 2023. The 5%, or $3.1 million, increase in product gross profit is attributable to the 1%, or $0.5 million, increase in product revenue, and the 16%, or $2.7 million, decrease in cost of product revenue.
Service. The 6%, or $1.7 million, increase in cost of service revenue for the three months ended September 30, 2024 compared to the same period last year was primarily due to a $1.6 million increase in employee-related costs associated with an increase in variable incentive compensation partially offset by a decrease in cost due to a reduction in headcount. The service gross profit percentage decreased by three percentage points to 74% during the three months ended September 30, 2024 as compared with the three months ended September 30, 2023. The 9%, or $7.8 million, decrease in service gross profit is attributable to the 5%, or $6.2 million decrease in service revenue, and the 6%, or $1.7 million, increase in cost of service revenue.
Gross profit. Our gross profit decreased 3%, or $4.7 million, during the three months ended September 30, 2024 when compared with the three months ended September 30, 2023. This decrease is attributable to the decrease in revenue of 3%, or $5.7 million, partially offset by the 2%, or $1.0 million, decrease in cost of revenue. The gross profit percentage remained flat at 78% for the three months ended September 30, 2024 as compared with the three months ended September 30, 2023.

Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Research and development	$35,909	19%	$35,112	18%	$797	2%
Sales and marketing	61,226	32	60,950	31	276	—%
General and administrative	23,742	12	22,652	12	1,090	5%
Amortization of acquired intangible assets	11,642	6	12,550	6	(908)	(7)%
Restructuring charges	2,409	1	—	—	2,409	100%
Gain on divestiture of a business	—	—	(3,806)	(2)	3,806	100%
Total operating expenses	$134,928	70%	$127,458	65%	$7,470	6%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 2%, or $0.8 million, increase in research and development expenses for the three months ended September 30, 2024 compared to the same period last year was primarily due to a $1.2 million increase in employee-related costs associated with an increase in variable incentive compensation partially offset by a decrease in cost due to a reduction in headcount, and a $0.6 million increase in allocated overhead. These increases were partially offset by a $0.6 million decrease from depreciation expense.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The $0.3 million increase in total sales and marketing expenses for the three months ended September 30, 2024 compared to the same period last year was primarily due to a $3.6 million increase related to trade shows and other events. This increase was partially offset by a $3.5 million decrease in employee-related costs associated with a decrease in variable incentive compensation as well as a decrease in cost due to a reduction in headcount, and a $0.6 million decrease in commissions expense.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 5%, or $1.1 million, increase in general and administrative expenses for the three months ended September 30, 2024 compared to the same period last year was primarily due to a $1.6 million increase in employee-related costs associated with an increase in variable incentive compensation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and trade names, and developed technology related to our acquisitions of Danaher Corporation's communications business (Comms Transaction), Network General Corporation, Avvasi Inc. and Efflux Systems, Inc.
The 7%, or $0.9 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets acquired as part of the Comms Transaction and the Network General Corporation transaction.
Restructuring charges. During the first quarter of fiscal year 2025, we implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the three months ended September 30, 2024, we recorded additional restructuring charges totaling $2.4 million related to one-time termination benefits for twenty-three employees who voluntarily terminated their employment with us during the three months ended September 30, 2024.
Gain on Divestiture of Business. During the three months ended September 30, 2023, we recorded a $3.8 million gain on the divestiture of the Test Optimization business.

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(1,797)	(1)%	$1,182	1%	$(2,979)	(252)%
The 252%, or $3.0 million, change in interest and other income (expense), net for the three months ended September 30, 2024 compared to the same period last year was primarily due to a $2.1 million increase in foreign exchange expense, and a $0.9 million decrease from the change in fair value of the equity investment in Napatech.
Income Tax Expense. The effective tax rates were 26.8% and 21.9% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024 differed from the effective tax rate for the three months ended September 30, 2023, primarily related to an increase in the forecasted benefit of the foreign derived intangible deduction, offset by an increase in foreign withholding taxes.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Income tax expense	$3,299	2%	$6,012	3%	$(2,713)	(45)%
Six Months Ended September 30, 2024 and 2023
Revenue
During the six months ended September 30, 2024, and 2023, no direct customer or channel partner accounted for more than 10% of our total revenue.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$142,202	39%	$175,206	43%	$(33,004)	(19)%
Service	223,471	61%	232,734	57%	(9,263)	(4)%
Total revenue	$365,673	100%	$407,940	100%	$(42,267)	(10)%
Product. The 19%, or $33.0 million, decrease in product revenue compared with the same period last year was due to a decrease in revenue from both service provider and enterprise customers from service assurance offerings, including radio frequency propagation modeling projects, as a result of industry-specific capital spending constraints, as well as a decrease in revenue from service provider customers from cybersecurity offerings. The results for the six months ended September 30, 2023 benefited from approximately $48 million of backlog-related revenue. Excluding backlog-related revenue, total revenue for the six months ended September 30, 2024 compared with the same period last year would have increased year over year.
Service. The 4%, or $9.3 million, decrease in service revenue compared with the same period last year was primarily due to a decrease in revenue from maintenance contracts as well as professional service contracts.

Total revenue by geography was as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
United States	$211,184	58%	$243,380	60%	$(32,196)	(13)%
International:
Europe	63,488	17	66,168	16	(2,680)	(4)%
Asia	28,926	8	30,725	7	(1,799)	(6)%
Rest of the world	62,075	17	67,667	17	(5,592)	(8)%
Subtotal international	154,489	42	164,560	40	(10,071)	(6)%
Total revenue	$365,673	100%	$407,940	100%	$(42,267)	(10)%
United States revenue decreased 13%, or $32.2 million, primarily due to a decrease in revenue from service assurance offerings from service provider customers, including radio frequency propagation modeling projects. The 6%, or $10.1 million, decrease in international revenue compared with the same period last year was primarily driven by lower revenue from service provider customers from both service assurance and cybersecurity offerings.
Total revenue by product line was as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$238,409	65%	$275,486	68%	$(37,077)	(13)%
Cybersecurity	127,264	35	132,454	32	(5,190)	(4)%
Total revenue	$365,673	100%	$407,940	100%	$(42,267)	(10)%
The 13%, or $37.1 million, decrease in revenue from the service assurance product line was due to a decrease in revenue from both enterprise and service provider customers, including radio frequency propagation modeling projects, and the 4%, or $5.2 million, decrease in revenue from the cybersecurity product line was due to a decrease in revenue from service provider customers, partially offset by an increase in revenue from enterprise customers.
Total revenue by customer vertical was as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$148,091	40%	$190,299	47%	$(42,208)	(22)%
Enterprise	$217,582	60	217,641	53	(59)	—%
Total revenue	$365,673	100%	$407,940	100%	$(42,267)	(10)%
The 22%, or $42.2 million, decrease in revenue from the service provider customer vertical was due to a decrease in product and service revenue from both the service assurance and cybersecurity product lines.

Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$25,444	7%	$32,755	8%	$(7,311)	(22)%
Service	60,982	17	60,693	15	289	—%
Total cost of revenue	$86,426	24%	$93,448	23%	$(7,022)	(8)%
Gross profit:
Product $	$116,758	32%	$142,451	35%	$(25,693)	(18)%
Product gross profit %	82%		81%
Service $	$162,489	44%	$172,041	42%	$(9,552)	(6)%
Service gross profit %	73%		74%
Total gross profit $	$279,247		$314,492		$(35,245)	(11)%
Total gross profit %	76%		77%
Product. The 22%, or $7.3 million, decrease in cost of product revenue for the six months ended September 30, 2024 compared to the same period last year was primarily due to a $3.5 million decrease in direct material costs, a $1.5 million decrease in the amortization of intangible assets, a $0.9 million decrease in costs related to the delivery of radio frequency propagation modeling projects, a $0.8 million decrease in inventory related expenses, and a $0.6 million decrease in employee-related costs associated with the timing of certain projects. The product gross profit percentage increased by one percentage point to 82% during the six months ended September 30, 2024 when compared to the six months ended September 30, 2023. The 18%, or $25.7 million, decrease in product gross profit is attributable to the 19%, or $33.0 million, decrease in product revenue, partially offset by the 22%, or $7.3 million, decrease in cost of product revenue.
Service. The $0.3 million increase in cost of service revenue for the six months ended September 30, 2024 compared to the same period last year was primarily due to a $0.9 million increase in employee-related expenses largely due to an increase in variable incentive compensation partially offset by a decrease in costs due to a reduction in headcount, and a $0.5 million increase in contractor fees. These increases were partially offset by a $0.6 million decrease in cost of materials used to support customers under service contracts. The service gross profit percentage decreased by one percentage point to 73% for the six months ended September 30, 2024 when compared to the six months ended September 30, 2023. The 6%, or $9.6 million, decrease in service gross profit is attributable to the 4%, or $9.3 million decrease in service revenue, and the $0.3 million increase in cost of service revenue.
Gross profit. Our gross profit for the six months ended September 30, 2024 decreased 11%, or $35.2 million, compared to the same period last year. This decrease is primarily attributable to the decrease in revenue of 10%, or $42.3 million, partially offset by the 8%, or $7.0 million, decrease in cost of revenue. The gross profit percentage decreased by one percentage point to 76% for the six months ended September 30, 2024 when compared to the six months ended September 30, 2023.

Operating Expenses

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Research and development	$78,374	21%	$80,632	20%	$(2,258)	(3)%
Sales and marketing	131,556	36	139,946	34	(8,390)	(6)%
General and administrative	49,323	13	50,866	12	(1,543)	(3)%
Amortization of acquired intangible assets	23,256	6	25,257	6	(2,001)	(8)%
Restructuring charges	18,972	5	—	—	18,972	100%
Goodwill impairment	426,967	117	—	—	426,967	100%
Gain on divestiture of a business	—	—	(3,806)	(1)	3,806	100%
Total operating expenses	$728,448	198%	$292,895	71%	$435,553	149%
Research and development. The 3%, or $2.3 million, decrease in research and development expenses for the six months ended September 30, 2024 compared to the same period last year was primarily due to a $1.2 million decrease in employee-related expenses largely due to a decrease in headcount partially offset by an increase in variable incentive compensation, a $1.2 million decrease from depreciation expense, and a $0.5 million decrease in contractor fees. These decreases were offset by a $0.9 million increase in allocated overhead.
Sales and marketing. The 6%, or $8.4 million, decrease in sales and marketing expenses for the six months ended September 30, 2024 compared to the same period last year was primarily due to a $6.5 million decrease in employee-related expenses largely due to a decrease in headcount, a $3.6 million decrease in commissions expense, and a $0.7 million decrease in advertising expense. These decreases were partially offset by a $2.7 million increase related to trade shows and other events.
General and administrative. The 3%, or $1.5 million, decrease in general and administrative expenses for the six months ended September 30, 2024 compared to the same period last year was primarily due to a $1.4 million decrease in contractor fees, a $0.7 million decrease from depreciation expense, a $0.6 million decrease in business taxes, and a $0.5 million decrease in allocated overhead. These decreases were partially offset by a $1.2 million increase in employee-related expenses largely due to an increase in variable incentive compensation, a $0.5 million increase in legal fees, and a $0.5 million increase in accounting related expenses.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and developed technology related to our acquisitions of the Comms Transact, Network General Corporation, Avvasi, Inc. and Efflux Systems, Inc.
The 8%, or $2.0 million, decrease in amortization of acquired intangible assets for the six months ended September 30, 2024 compared to the same period last year was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction and Network General Corporation.
Restructuring charges. During the first quarter of fiscal year 2025, we implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the six months ended September 30, 2024, we recorded restructuring charges totaling $19.0 million related to one-time termination benefits for one hundred thirty-nine employees who voluntarily terminated their employment with us during that period.
Goodwill impairment. During fiscal year 2024, we recorded $217.3 million in goodwill impairment charges as a result of the sustained decline in our stock price and overall market capitalization. During the first quarter of fiscal year 2025, due to the continued decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a Triggering Event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at June 30, 2024. We estimated the implied fair value of our goodwill using a market approach. As a result of the quantitative impairment test performed during the first quarter of fiscal year 2025, we determined goodwill was impaired and recorded a goodwill impairment charge of $427.0 million during the three months ended June 30, 2024. The additional impairment charge recorded in the first quarter of fiscal year 2025 was primarily due to the continued decrease in our stock price from March 31, 2024 to June 30, 2024, an increase in our weighted-average cost of capital, and the refinement to the expected cost synergies that could be realized by a hypothetical buyer as a result of the VSP we implemented in the first quarter of fiscal year 2025, which impacted the company-specific control premium used to determine the fair value of the reporting unit under the market approach. We expect that these restructuring efforts will generate net annual run-rate savings of approximately $25 million to $27 million, of which we expect that approximately $18 million to $19 million will be realized in the remainder of fiscal year 2025. At September 30, 2024, the Company performed a Triggering Event assessment and concluded no event or circumstances occurred that indicated goodwill was further impaired.
The key assumption in the market approach was the company-specific control premium, which was estimated using expected synergies that would be realized by a hypothetical buyer. We also compared its implied control premium to recent control premiums paid in the industry, as evidenced by guideline public company comparable transactions. This information corroborated that the company-specific control premium was within the range of premiums for other companies operating in the industry. Changes in the estimates or assumptions used in its quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, continued increases in costs, and high interest rates and other macroeconomic factors. An increase or decrease of 1% in the company-specific control premium used in the determination of the fair value of the reporting unit under the market approach would have resulted in an increase or decrease in the goodwill impairment recorded during the six months ended September 30, 2024 of approximately $13.0 million.
Gain on Divestiture of Business. During the six months ended September 30, 2023, we recorded a $3.8 million gain on the divestiture of the Test Optimization business.
Interest and Other Income (Expense), Net

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$7,831	2%	$543	—%	$7,288	1,342%
The 1,342%, or $7.3 million, increase in interest and other income (expense), net was primarily due to a $7.6 million increase from the change in fair value of the equity investment in Napatech, a $0.8 million increase in interest income, and a $0.5 million decrease in interest expense due to debt repayments on the credit facility in May 2024, partially offset by an increase in the average interest rate on the credit facility. These increases were partially offset by a $1.0 million increase in foreign exchange expense during the six months ended September 30, 2024, when compared to the six months ended September 30, 2023, and a $0.5 million decrease in other income.
Income Tax Expense (Benefit). Our effective tax rates were 1.6% and 22.0% for the six months ended September 30, 2024 and 2023, respectively. The effective tax rate for the six months ended September 30, 2024 differed from the effective rate for the six months ended September 30, 2023, primarily related to an increase in the forecasted benefit of the foreign derived intangible income deduction offset by an increase in foreign withholding taxes and goodwill impairment incurred during the six months ended September 30, 2024, which was not deductible for tax purposes.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$(7,021)	(2)%	$4,878	1%	$(11,899)	(244)%

Liquidity and Capital Resources
Cash, cash equivalents, marketable securities and investments consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Cash and cash equivalents	$363,355	$389,674
Short-term marketable securities and investments	37,512	33,459
Long-term marketable securities	1,009	994
Cash, cash equivalents, marketable securities and investments	$401,876	$424,127
Cash, cash equivalents, marketable securities and investments
At September 30, 2024, cash, cash equivalents, marketable securities and investments (current and non-current) totaled $401.9 million, a $22.2 million decrease from $424.1 million at March 31, 2024. This decrease was primarily due to $25.3 million used to repurchase shares of our common stock, $25.0 million used to repay long-term debt, $13.5 million used for tax withholdings on restricted stock units, $2.2 million used for capital expenditures, and $1.3 million used to acquire technology licenses, partially offset by $34.7 million of net cash provided by operations, and an $8.3 million increase from the change in fair value of an equity instrument during the six months ended September 30, 2024. Cash and short-term investments held outside of the United States was approximately $181.1 million.
Cash and cash equivalents were impacted by the following:

	Six Months Ended
	September 30,
	(in thousands)
	2024	2023
Net cash provided by (used in) operating activities	$34,699	$(48,731)
Net cash provided by (used in) investing activities	$851	$(6,973)
Net cash used in financing activities	$(63,754)	$(49,853)
Net cash from operating activities
Cash provided by operating activities was $34.7 million during the six months ended September 30, 2024, compared with $48.7 million of cash used in operating activities during the six months ended September 30, 2023. The $83.4 million change was due in part to a $427.0 million goodwill impairment charge recorded during the six months ended September 30, 2024, an $82.6 million increase from accounts receivable, a $43.6 million increase from accrued compensation and other expenses, a $3.8 million increase related to the gain recorded in the six months ended September 30, 2023 for the divestiture of a business, a $3.1 million increase from income taxes payable, a $3.0 million increase from prepaid expenses and other assets, and a $0.6 million increase from accounts payable. These increases were partially offset by a $451.6 million decrease from the change in net income (loss), a $7.8 million decrease from deferred revenue, a $7.6 million decrease from the change in the fair value of an equity investment, a $5.9 million decrease from depreciation and amortization expense, a $3.4 million decrease in deferred income taxes, a $2.2 million decrease from share-based compensation, and a $2.0 million decrease from inventories during the six months ended September 30, 2024 as compared with the six months ended September 30, 2023.

Net cash from investing activities

	Six Months Ended
	September 30,
	(in thousands)
	2024	2023
Cash provided by (used in) investing activities included the following:
Purchase of marketable securities and investments	$(20,999)	$(41,920)
Proceeds from sales and maturity of marketable securities	25,290	30,162
Purchase of fixed assets	(2,150)	(3,498)
Purchase of intangible assets	(1,290)	—
Proceeds from divestiture of a business	—	8,283
	$851	$(6,973)
Cash provided by investing activities was $0.9 million during the six months ended September 30, 2024, compared with $7.0 million of cash used in investing activities during the six months ended September 30, 2023. The $7.9 million change was due in part to a $16.0 million increase in cash inflow from marketable securities related to a $20.9 million decrease in the purchase of marketable securities and investments, partially offset by a decrease of $4.9 million in proceeds from the sales and maturity of marketable securities during the six months ended September 30, 2024 when compared with the six months ended September 30, 2023. In addition, cash used to purchase fixed assets decreased $1.3 million during the six months ended September 30, 2024, compared with the six months ended September 30, 2023. These increases to cash inflow were partially offset by an $8.3 million decrease in proceeds from the divestiture of the Test Optimization business during the six months ended September 30, 2023, and a $1.3 million increase in cash used to acquire technology licenses during the six months ended September 30, 2024.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2025.
Net cash from financing activities

	Six Months Ended
	September 30,
	(in thousands)
	2024	2023
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Treasury stock repurchases	(25,257)	(31,137)
Tax withholding on restricted stock units	(13,499)	(18,718)
Repayment of long-term debt	(25,000)	—
	$(63,754)	$(49,853)
Cash used in financing activities changed by $13.9 million to $63.8 million during the six months ended September 30, 2024, compared with $49.9 million of cash used in financing activities during the six months ended September 30, 2023.
During the six months ended September 30, 2024, we repurchased a total of 1,362,205 shares for $25.3 million in the open market under the 2022 Share Repurchase Program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 681,963 and 624,941 shares at a cost of $13.5 million and $18.7 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2024 and 2023, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
During the six months ended September 30, 2024, we repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement.

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
The Second Amended and Restated Credit Agreement provides for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the credit facility for general corporate purposes (including to finance the repurchase of shares of our common stock). The commitments under the Second Amended and Restated Credit Agreement will expire on July 27, 2026, and any outstanding loans will be due on that date. During the six months ended September 30, 2024, we repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement. At September 30, 2024, $75.0 million was outstanding under the Second Amended and Restated Credit Agreement.
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
The First Amendment provides that U.S. dollar-denominated advances under the Second Amended and Restated Credit Agreement will bear interest at a term SOFR rate plus a credit spread adjustment of 0.10% or an Alternate Base Rate (defined in a customary manner), at the option of NetScout, plus a margin that ranges from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00. For the period from the delivery of our financial statements for the quarter ended June 30, 2024, until we have delivered financial statements for the quarter ended September 30, 2024, the applicable margin will be 1.00% per annum for Term Benchmark Revolving loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for Term Benchmark Revolving loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended June 30, 2024, until we have delivered financial statements for the quarter ended September 30, 2024, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Second Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Second Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio and removes the previous requirement under our previous amended credit agreement that we maintain a minimum consolidated interest coverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to our adjusted consolidated EBITDA. Our maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Second Amended and Restated Credit Agreement. At September 30, 2024, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
We had unamortized capitalized debt issuance costs, net of $2.0 million at September 30, 2024, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $1.1 million was included as prepaid expenses and other current assets and a balance of $0.9 million was included as other assets in our consolidated balance sheet at September 30, 2024. On October 4, 2024, we amended and extended the Second Amended and Restated Credit Agreement (as amended and restated, the Third Amended and Restated Credit Agreement), which decreased the incremental amount available to us under our revolving credit facility to $525 million. For further information, see Note 20 contained in the "Notes to Consolidated Financial Statements" included in Part 1 of this quarterly report on Form 10-Q.
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
A portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, to repay borrowings under our Third Amended and Restated Credit Agreement, or to repurchase shares of our common stock through our stock repurchase programs. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. Macroeconomic conditions, including high interest rates and volatility in the capital markets, may make it difficult for us to secure additional financing on favorable terms or at all. Any sale of additional equity or debt securities could result in additional dilution to our stockholders.

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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At September 30, 2024, we owed $75.0 million on this loan with an interest rate of 5.95%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of September 30, 2024. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $446 thousand as of September 30, 2024.
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
At September 30, 2024, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.2 million. The valuation of outstanding foreign currency forward contracts at September 30, 2024 resulted in a liability balance of $6 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $132 thousand, reflecting favorable rates in comparison to current market rates at this date. At March 31, 2024, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.7 million. The valuation of outstanding foreign currency forward contracts at March 31, 2024 resulted in a liability balance of $74 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $11 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At September 30, 2024, NetScout, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended September 30, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
7/1/2024-7/31/2024	3,938	$18.66	—	23,037,584
8/1/2024-8/31/2024	73,321	20.45	14,305	23,023,279
9/1/2024-9/30/2024	1,183	20.59	—	23,023,279
Total	78,442	$20.36	14,305	23,023,279
(1)We purchased an aggregate of 64,137 shares during the three months ended September 30, 2024 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized on May 3, 2022 (2022 Share Repurchase Program).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 1, 2024	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 1, 2024	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)