Form 10-Q
period 2024-12-31
NETSCOUT SYSTEMS INC
filed 2025-02-06
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of January 30, 2025 was 71,754,689.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2024

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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2024	March 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$398,361	$389,674
Marketable securities and investments	28,536	33,459
Accounts receivable and unbilled costs, net of allowance for credit allowances of $85 and $479 at December 31, 2024 and March 31, 2024, respectively	214,585	192,096
Inventories and deferred costs	14,414	14,095
Prepaid income taxes	8,800	11,076
Prepaid expenses and other current assets	27,461	32,094
Total current assets	692,157	672,494
Fixed assets, net	22,054	26,487
Operating lease right-of-use assets	36,582	42,486
Goodwill	1,079,111	1,502,820
Intangible assets, net	270,027	308,659
Deferred income taxes	62,519	30,767
Long-term marketable securities	1,015	994
Other assets	11,280	10,595
Total assets	$2,174,745	$2,595,302
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,693	$14,506
Accrued compensation	54,657	51,362
Accrued other	16,915	14,665
Income taxes payable	764	764
Deferred revenue and customer deposits	284,783	301,806
Current portion of operating lease liabilities	10,959	11,979
Total current liabilities	381,771	395,082
Other long-term liabilities	7,525	7,055
Deferred tax liability	3,652	4,374
Accrued long-term retirement benefits	27,346	28,413
Long-term deferred revenue and customer deposits	127,070	130,212
Operating lease liabilities, net of current portion	31,798	38,101
Long-term debt	75,000	100,000
Total liabilities	654,162	703,237
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; no shares issued or outstanding at December 31, 2024 and March 31, 2024	—	—
Common stock, $0.001 par value:
300,000,000 shares authorized; 133,718,142 and 131,316,309 shares issued and 71,745,945 and 71,404,216 shares outstanding at December 31, 2024 and March 31, 2024, respectively	133	131
Additional paid-in capital	3,234,959	3,181,366
Accumulated other comprehensive income	3,120	3,572
Treasury stock at cost, 61,972,197 and 59,912,093 shares at December 31, 2024 and March 31, 2024, respectively	(1,654,569)	(1,615,483)
(Accumulated deficit) retained earnings	(63,060)	322,479
Total stockholders' equity	1,520,583	1,892,065
Total liabilities and stockholders' equity	$2,174,745	$2,595,302
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue:
Product	$128,175	$95,832	$270,377	$271,038
Service	123,844	122,240	347,315	354,974
Total revenue	252,019	218,072	617,692	626,012
Cost of revenue:
Product	16,362	15,251	41,806	48,006
Service	30,250	28,373	91,232	89,066
Total cost of revenue	46,612	43,624	133,038	137,072
Gross profit	205,407	174,448	484,654	488,940
Operating expenses:
Research and development	37,753	37,023	116,127	117,655
Sales and marketing	69,933	69,124	201,489	209,070
General and administrative	23,484	23,109	72,807	73,975
Amortization of acquired intangible assets	11,601	12,533	34,857	37,790
Restructuring charges	923	—	19,895	—
Goodwill impairment	—	167,106	426,967	167,106
Gain on divestiture of a business	—	—	—	(3,806)
Total operating expenses	143,694	308,895	872,142	601,790
Income (loss) from operations	61,713	(134,447)	(387,488)	(112,850)
Interest and other income (expense), net:
Interest income	2,533	2,145	8,177	6,942
Interest expense	(2,649)	(2,208)	(6,395)	(6,475)
Other income (expense), net	(4,222)	792	1,711	805
Total interest and other income (expense), net	(4,338)	729	3,493	1,272
Income (loss) before income tax expense (benefit)	57,375	(133,718)	(383,995)	(111,578)
Income tax expense (benefit)	8,565	(1,141)	1,544	3,737
Net income (loss)	$48,810	$(132,577)	$(385,539)	$(115,315)
Basic net income (loss) per share	$0.68	$(1.87)	$(5.39)	$(1.61)
Diluted net income (loss) per share	$0.67	$(1.87)	$(5.39)	$(1.61)
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	71,737	71,077	71,551	71,577
Net income (loss) per share - diluted	72,569	71,077	71,551	71,577
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income (loss)	$48,810	$(132,577)	$(385,539)	$(115,315)
Other comprehensive income (loss):
Cumulative translation adjustments	(678)	216	(281)	146
Changes in market value of investments:
Changes in unrealized (losses) gains, net of (benefit) taxes of ($1), $18, $8 and ($13), respectively	(2)	57	26	(40)
Total net change in market value of investments	(2)	57	26	(40)
Changes in market value of derivatives:
Changes in market value of derivatives, net of (benefit) taxes of ($139), $62, ($100), and $26, respectively	(437)	188	(318)	84
Reclassification adjustment for net gains (losses) included in net income (loss), net of taxes (benefits) of $28, $9, $38, and ($18), respectively	86	30	121	(58)
Total net change in market value of derivatives	(351)	218	(197)	26
Other comprehensive income (loss)	(1,031)	491	(452)	132
Total comprehensive income (loss)	$47,779	$(132,086)	$(385,991)	$(115,183)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31, 2024
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, September 30, 2024	133,671,490	$133	$3,221,213	$4,151	61,956,261	$(1,654,239)	$(111,870)	$1,459,388
Net income							48,810	48,810
Unrealized net investment losses				(2)				(2)
Unrealized net losses on derivative financial instruments				(351)				(351)
Cumulative translation adjustments				(678)				(678)
Issuance of common stock pursuant to vesting of restricted stock units	46,652	—						—
Stock-based compensation expense for restricted stock units granted to employees			13,746					13,746
Repurchase of treasury stock					15,936	(330)		(330)
Balance, December 31, 2024	133,718,142	$133	$3,234,959	$3,120	61,972,197	$(1,654,569)	$(63,060)	$1,520,583

	Nine Months Ended December 31, 2024
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2024	131,316,309	$131	$3,181,366	$3,572	59,912,093	$(1,615,483)	$322,479	$1,892,065
Net loss							(385,539)	(385,539)
Unrealized net investment gains				26				26
Unrealized net losses on derivative financial instruments				(197)				(197)
Cumulative translation adjustments				(281)				(281)
Issuance of common stock pursuant to vesting of restricted stock units	2,188,735	2						2
Stock-based compensation expense for restricted stock units granted to employees			49,016					49,016
Issuance of common stock under employee stock purchase plan	213,098		4,577					4,577
Repurchase of treasury stock					2,060,104	(39,086)		(39,086)
Balance, December 31, 2024	133,718,142	$133	$3,234,959	$3,120	61,972,197	$(1,654,569)	$(63,060)	$1,520,583

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

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(385,539)	$(115,315)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	48,190	56,928
Loss on extinguishment of debt	1,134	—
Operating lease right-of-use asset amortization	7,852	7,857
Gain on divestiture of a business	—	(3,806)
Loss on disposal of fixed assets	15	299
Share-based compensation expense	50,586	54,653
Change in fair value of derivative investment	—	(206)
Goodwill impairment	426,967	167,106
Deferred income taxes	(32,248)	(35,530)
Other gains	(2,947)	(1,758)
Changes in assets and liabilities
Accounts receivable and unbilled costs	(22,374)	(77,787)
Inventories and deferred costs	(1,460)	(634)
Prepaid expenses and other assets	6,688	(6,583)
Accounts payable	(485)	(984)
Accrued compensation and other expenses	9,158	(46,170)
Operating lease liabilities	(9,274)	(8,970)
Income taxes payable	(296)	(2,631)
Deferred revenue	(19,818)	(21,236)
Net cash provided by (used in) operating activities	76,149	(34,767)
Cash flows from investing activities:
Purchase of marketable securities and investments	(29,348)	(43,159)
Proceeds from sales and maturity of marketable securities	36,688	53,569
Purchase of fixed assets	(4,009)	(4,747)
Purchase of intangible assets	(1,290)	—
Proceeds from divestiture of a business	—	7,766
Net cash provided by investing activities	2,041	13,429
Cash flows from financing activities:
Issuance of common stock under stock plans	2	3
Treasury stock repurchases	(25,257)	(50,000)
Tax withholding on restricted stock units	(13,829)	(19,151)
Payment of debt issuance costs	(2,450)	—
Repayment of long-term debt	(100,000)	—
Proceeds from issuance of long-term debt	75,000	—
Net cash used in financing activities	(66,534)	(69,148)
Effect of exchange rate changes on cash and cash equivalents	(2,969)	1,347
Net increase (decrease) in cash and cash equivalents	8,687	(89,139)
Cash and cash equivalents, beginning of period	389,674	386,794
Cash and cash equivalents, end of period	$398,361	$297,655
Supplemental disclosures:
Cash paid for interest	$3,793	$4,817
Cash paid for income taxes	$32,197	$54,481
Non-cash transactions:
Transfers of inventory to fixed assets	$1,020	$1,814
Additions to property, plant and equipment included in accounts payable	$318	$414
Issuance of common stock under employee stock plans	$4,577	$6,006
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
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The macroeconomic environment remains challenging with constrained customer spending and the Company expects this to persist for the remainder of fiscal year 2025. The Company has taken and continues to take precautionary actions to manage costs and increase productivity across the organization. This includes managing discretionary spending and hiring activities, in addition to a voluntary separation program enacted and substantially completed in the first half of fiscal year 2025. Further, based on covenant levels, the Company had as of December 31, 2024 an incremental $525 million available under the revolving credit facility.
The Company expects net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under the revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization that are included on the face of the statement of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is effective for NetScout beginning with its fiscal year ending March 31, 2028. The Company is in the process of evaluating the impact that the adoption of ASU 2024-03 will have on its disclosures.
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
During the nine months ended December 31, 2024, the Company recognized revenue of $253.3 million related to the Company's deferred revenue balance reported at March 31, 2024.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at December 31, 2024.
At December 31, 2024, the Company had total deferred revenue and customer deposits of $411.9 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $284.8 million, or 69%, of this revenue during the next 12 months, and expects to recognize the remaining $127.1 million, or 31%, of this revenue thereafter.
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $12.0 million and $5.9 million at December 31, 2024 and March 31, 2024, respectively.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the nine months ended December 31, 2024.
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
At December 31, 2024, the consolidated balance sheet included $9.6 million in assets related to sales commissions to be expensed in future periods. A balance of $5.2 million was included in prepaid expenses and other current assets, and a balance of $4.4 million was included in other assets in the Company's consolidated balance sheet at December 31, 2024. At March 31, 2024, the consolidated balance sheet included $9.3 million in assets related to sales commissions to be expensed in future periods. A balance of $4.8 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at March 31, 2024.
During the three and nine months ended December 31, 2024 and 2023, respectively, the Company recognized $1.8 million, $1.7 million, $5.2 million and $5.1 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2024	$479
Additions resulting in charges to operations	49
Recoveries of previously reserved balances	(430)
Deductions due to write-offs	(13)
Balance at December 31, 2024	$85

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At December 31, 2024, the Company had one direct customer, Verizon, over 10% of the accounts receivable balance, while no channel partners accounted for more than 10% of the accounts receivable balance. At March 31, 2024, the Company had no direct customers or channel partners which accounted for more than 10% of the accounts receivable balance.
During the three and nine months ended December 31, 2024, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no channel partners accounted for more than 10% of total revenue. During the three and nine months ended December 31,2023, no direct customers or channel partners accounted for more than 10% of total revenue.
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
On September 12, 2024, the Company’s stockholders approved an amendment and restatement to the 2019 First Amended Plan (2019 Fourth Amended Plan) to further increase the number of shares reserved for issuance by 3,400,000. At September 12, 2024, the effective date of the 2019 Fourth Amended Plan, there was a total of 7,947,545 shares reserved for issuance under the 2019 Fourth Amended Plan, which consisted of 3,400,000 new shares plus 4,547,545 shares that remained available for grant under the 2019 Third Amended Plan. The Company refers to the 2019 Plan, 2019 First Amended Plan, 2019 Second Amended Plan, 2019 Third Amended Plan and 2019 Fourth Amended Plan collectively as the "Amended 2019 Plan". At December 31, 2024, an aggregate of 8,148,350 shares remained available for grant under the Amended 2019 Plan.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Cost of product revenue	$287	$306	$1,013	$1,027
Cost of service revenue	1,909	2,069	6,703	6,897
Research and development	4,074	4,498	13,894	14,872
Sales and marketing	5,071	5,680	17,850	19,639
General and administrative	3,161	3,811	11,126	12,218
	$14,502	$16,364	$50,586	$54,653
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the year ended March 31, 2024. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the nine months ended December 31, 2024, employees purchased 213,098 shares under the ESPP and the fair value per share was $21.48.
NOTE 5 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at December 31, 2024 and March 31, 2024.

Marketable Securities
The following is a summary of marketable securities held by NetScout at December 31, 2024, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$987	$—	$987
Commercial paper	13,130	—	13,130
Certificates of deposit	510	—	510
Total short-term marketable securities	14,627	—	14,627
U.S. government and municipal obligations	1,016	(1)	1,015
Total long-term marketable securities	1,016	(1)	1,015
Total marketable securities	$15,643	$(1)	$15,642
The following is a summary of marketable securities held by NetScout at March 31, 2024, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$10,523	$(26)	$10,497
Commercial paper	8,648	—	8,648
Certificates of deposit	2,807	—	2,807
Total short-term marketable securities	21,978	(26)	21,952
U.S. government and municipal obligations	1,004	(10)	994
Total long-term marketable securities	1,004	(10)	994
Total marketable securities	$22,982	$(36)	$22,946
Contractual maturities of the Company's marketable securities held at December 31, 2024 and March 31, 2024 were as follows (in thousands):

	December 31, 2024	March 31, 2024
Available-for-sale securities:
Due in 1 year or less	$14,627	$21,952
Due after 1 year through 5 years	1,015	994
	$15,642	$22,946
Investments
In February 2023, the Company entered into a forward share purchase agreement with Napatech A/S (Napatech), a publicly traded Danish company registered on the Oslo stock exchange, to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock and recorded a $0.2 million change in the fair value of the derivative instrument in other income (expense), net within the Company's consolidated statement of operations during the nine months ended December 31, 2023. As part of the agreement, the Company received the right to designate a representative to be nominated for election to the Napatech Board of Directors, which was approved by Napatech's Nomination Committee in April 2023. The Company accounts for this investment under the equity method and has elected to apply the fair value option to the investment. The Company records the investment at fair value at the end of each period based on the closing price of Napatech's stock and any change in fair value during the period is recorded in other income (expense), net within the Company's consolidated statement of operations. At December 31, 2024 and March 31, 2024, the fair value of the investment in Napatech was $13.9 million and $11.5 million, respectively, and was included in marketable securities and investments in the Company's consolidated balance sheet. During the nine months ended December 31, 2024 and 2023, the Company recognized a $2.9 million gain and a $1.8 million gain, respectively, in the fair value of the equity investment in

Napatech in other income (expense), net within the Company's consolidated statement of operations. For the nine months ended December 31, 2024, the unrealized loss related to foreign currency translation on the equity investment in Napatech was $0.5 million. For the nine months ended December 31, 2023, the unrealized gain related to foreign currency translation on the equity investment in Napatech was immaterial.
NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at December 31, 2024 and March 31, 2024 (in thousands):

	Fair Value Measurements at
	December 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$373,633	$24,728	$—	$398,361
U.S. government and municipal obligations	2,002	—	—	2,002
Commercial paper	—	13,130	—	13,130
Certificates of deposit	—	510	—	510
Equity investment in Napatech	13,909	—	—	13,909
	$389,544	$38,368	$—	$427,912
LIABILITIES:
Derivative financial instruments	$—	$(324)	$—	$(324)
	$—	$(324)	$—	$(324)

	Fair Value Measurements at
	March 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$381,829	$7,845	$—	$389,674
U.S. government and municipal obligations	8,985	2,506	—	11,491
Commercial paper	—	8,648	—	8,648
Certificates of deposit	—	2,807	—	2,807
Equity investment in Napatech	11,507	—	—	11,507
Derivative financial instruments	—	11	—	11
	$402,321	$21,817	$—	$424,138
LIABILITIES:
Derivative financial instruments	$—	$(74)	$—	$(74)
	$—	$(74)	$—	$(74)
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

NOTE 7 – INVENTORIES AND DEFERRED COSTS
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2024	March 31, 2024
Raw materials	$6,540	$8,175
Work in process	786	545
Finished goods	3,830	4,160
Deferred costs	3,258	1,215
	$14,414	$14,095
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
During fiscal year 2024, the Company recorded $217.3 million in goodwill impairment charges as a result of the sustained decline in the Company's stock price and overall market capitalization. During the first quarter of fiscal year 2025, due to the continued decrease in the Company's stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a Triggering Event occurred, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill at June 30, 2024. The Company estimated the implied fair value of its goodwill using a market approach. As a result of the quantitative impairment test performed during the first quarter of fiscal year 2025, the Company determined goodwill was impaired and recorded a goodwill impairment charge of $427.0 million during the three months ended June 30, 2024. The additional impairment charge recorded in the first quarter of fiscal year 2025 was primarily due to the continued decrease in the Company's stock price from March 31, 2024 to June 30, 2024, an increase in the Company's weighted-average cost of capital, and the refinement to the expected cost synergies that could be realized by a hypothetical buyer as a result of the voluntary separation program (VSP) implemented by the Company in the first quarter of fiscal year 2025, which impacted the company-specific control premium used to determine the fair value of the reporting unit under the market approach. At September 30, 2024 and December 31, 2024, the Company performed a Triggering Event assessment and concluded no events or circumstances occurred that indicated goodwill was further impaired.
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
At December 31, 2024 and March 31, 2024, the carrying amounts of goodwill were $1.1 billion and $1.5 billion, respectively. The change in the carrying amount of goodwill for the nine months ended December 31, 2024 was due to the impairment of goodwill, and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2024 as follows (in thousands):

Balance at March 31, 2024	$1,502,820
Goodwill impairment	(426,967)
Foreign currency translation impact	3,258
Balance at December 31, 2024	$1,079,111
Intangible Assets
The net carrying amounts of intangible assets were $270.0 million and $308.7 million at December 31, 2024 and March 31, 2024, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
The Company reviews definite-lived intangible assets for impairment when an event occurs that may indicate potential impairment. In connection with the goodwill impairment analysis performed at June 30, 2024, the Company conducted an impairment test of its definite-lived intangible assets at June 30, 2024. Based on this assessment, the Company concluded that the carrying values of the Company's definite-lived intangible assets were recoverable. At September 30, 2024 and December 31, 2024, the Company performed a Triggering Event assessment and concluded no events or circumstances occurred that indicated intangible assets may be impaired. However, if future events occur or if business conditions deteriorate, the Company may be required to record an impairment loss, and or accelerate the amortization of definite-live intangible assets in the future, which could be material to its results of operations and financial condition.
Intangible assets include the following amortizable intangible assets at December 31, 2024 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$247,348	$(240,425)	$6,923
Customer relationships	760,250	(506,283)	253,967
Distributor relationships and technology licenses	5,043	(3,883)	1,160
Definite-lived trademark and trade name	57,537	(49,731)	7,806
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,037)	171
	$1,081,895	$(811,868)	$270,027

Intangible assets include the following amortizable intangible assets at March 31, 2024 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$248,385	$(238,470)	$9,915
Customer relationships	763,943	(475,592)	288,351
Distributor relationships and technology licenses	7,785	(7,463)	322
Definite-lived trademark and trade name	57,699	(47,814)	9,885
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,022)	186
	$1,089,529	$(780,870)	$308,659

Amortization included as cost of product revenue consists of amortization of developed technology, and distributor relationships and technology licenses. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and nine months ended December 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Amortization of intangible assets included as:
Cost of product revenue	$1,098	$1,907	$3,437	$5,733
Operating expense	11,606	12,538	34,872	37,805
	$12,704	$14,445	$38,309	$43,538
The following is the expected future amortization expense at December 31, 2024 for the fiscal years ending March 31 (in thousands):

2025 (remaining three months)	$12,624
2026	46,561
2027	43,689
2028	40,737
2029	31,349
Thereafter	95,067
$270,027

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

The notional amounts and fair values of derivative instruments in the consolidated balance sheets at December 31, 2024 and March 31, 2024 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024
Derivatives Designated as Hedging Instruments:
Forward contracts	$10,333	$11,676	$—	$11	$324	$74
Derivatives Not Designated as Hedging Instruments:
Forward contracts	—	—	—	—	—	—
			$—	$11	$324	$74
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the three months ended December 31, 2024 and 2023 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain Reclassified from Accumulated OCI into Income (b)
	December 31, 2024	December 31, 2023	Location	December 31, 2024	December 31, 2023
Forward contracts	$(576)	$250	Research and development	$7	$1
			Sales and marketing	107	38
	$(576)	$250		$114	$39

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.
The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the three months ended December 31, 2024 and 2023 (in thousands):

	Loss recognized in Income (a)
	Location	December 31, 2024	December 31, 2023
Forward contracts	General and administrative	$—	$(5)
		$—	$(5)
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (OCI) and results of operations for the nine months ended December 31, 2024 and 2023 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	December 31, 2024	December 31, 2023	Location	December 31, 2024	December 31, 2023
Forward contracts	$(418)	$110	Research and development	$11	$—
			Sales and marketing	148	(76)
	$(418)	$110		$159	$(76)

The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the nine months ended December 31, 2024 and 2023 (in thousands):

	Loss recognized in Income (a)
	Location	December 31, 2024	December 31, 2023
Forward contracts	General and administrative	$—	$(5)
		$—	$(5)
(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

NOTE 11 – LONG-TERM DEBT
On July 27, 2021, the Company amended and extended its existing credit facility (as amended, the Second Amended and Restated Credit Agreement), which provided for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The commitments under the Second Amended and Restated Credit Agreement were set to expire on July 27, 2026, and any outstanding loans were due on that date. On May 13, 2024, the Company repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement.
On October 4, 2024, the Company amended and restated the Second Amended and Restated Credit Agreement (as amended and restated, the Third Amended and Restated Credit Agreement) with a syndicate of lenders by and among: the Company, as borrower; certain subsidiaries of NetScout Systems, Inc., as borrower; JPMorgan Chase Bank, N.A., as administrative agent and collateral agent; JPMorgan Chase Bank, N.A., Bank of America, N.A., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd, as joint lead arrangers and joint bookrunners; TD Bank, N.A. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as co-documentation agents; and the lenders and issuing banks party thereto.
The Third Amended and Restated Credit Agreement provides for a new five-year, $600.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the amended credit facility for working capital and other general corporate purposes (including to refinance revolving loans outstanding under the Second Amended and Restated Credit Agreement and to repurchase of shares of the Company's common stock). The commitments under the Third Amended and Restated Credit Agreement will expire on October 4, 2029, and any outstanding loans will be due on that date.
In connection with the Third Amended and Restated Credit Agreement, the Company paid off the outstanding balance of $75.0 million under the Second Amended and Restated Credit Agreement on October 4, 2024 by borrowing the same amount under the Third Amended and Restated Credit Agreement. Additionally, the Company recorded a loss on the extinguishment of debt of $1.1 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the three and nine months ended December 31, 2024. At December 31, 2024, $75.0 million was outstanding under the Third Amended and Restated Credit Agreement. On February 3, 2025, the Company paid the outstanding balance of $75.0 million in full under the Third Amended and Restated Credit Agreement.
At the Company's election, revolving loans under the Third Amended and Restated Credit Agreement bear interest at either (a) a term SOFR rate plus a credit spread adjustment of 0.10% or (b) an Alternate Base Rate (defined in a customary manner), in each case plus an applicable margin. For the initial period until the Company has delivered financial statements for the quarter ended December 31, 2024, the applicable margin will be 1.00% per annum for term SOFR loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
The Company's consolidated gross leverage ratio is the ratio of its consolidated total debt compared to its consolidated EBITDA as defined in the Third Amended and Restated Credit Agreement (consolidated adjusted EBITDA). Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the Third Amended and Restated Credit Agreement.

Commitment fees will accrue on the daily unused amount of the credit facility. For the initial period until the Company has delivered financial statements for the quarter ended December 31, 2024, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
Letter of credit participation fees are payable to each lender providing the letter of credit sub-facility on the amount of such lender's letter of credit exposure, during the period from the closing date of the Third Amended and Restated Credit Agreement to, but excluding, the date which is the later of (i) the date on which such lender's commitment terminates or (ii) the date on which such lender ceases to have any letter of credit exposure, at a rate per annum equal to the applicable margin for term SOFR loans. Additionally, the Company will pay a fronting fee to each issuing bank in amounts to be agreed to between the Company and the applicable issuing bank.
Interest on Alternate Base Rate loans is payable at the end of each calendar quarter. Interest on term SOFR loans is payable at the end of each interest rate period or at the end of each three-month interval within an interest rate period if the period is longer than three months. The Company may also prepay loans under the Third Amended and Restated Credit Agreement at any time, without penalty, subject to certain notice requirements.
The loans and other obligations under the credit facility are (a) guaranteed by each of the Company's wholly-owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by the Company and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Third Amended and Restated Credit Agreement generally prohibits any other liens on the assets of the Company and its restricted subsidiaries, subject to certain exceptions as described in the Third Amended and Restated Credit Agreement.
The Third Amended and Restated Credit Agreement contains certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Third Amended and Restated Credit Agreement provides for certain baskets that are available to the Company and its restricted subsidiaries to incur additional indebtedness, to repay junior financing, for asset sales and to make investments and restricted payments. Such baskets are substantially similar to the baskets set forth in the Company’s previous amended credit agreement.
The Third Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Third Amended and Restated Credit Agreement. At December 31, 2024, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
The Third Amended and Restated Credit Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the Third Amended and Restated Credit Agreement and related documents, defaults under certain other indebtedness, certain insolvency events, certain events arising under ERISA, a change of control and certain other events. Upon an event of default, the administrative agent may, or at the request of the holders of more than 50% in principal amount of the loans and commitments shall, terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Third Amended and Restated Credit Agreement and the other loan documents.
The Company had unamortized capitalized debt issuance costs, net of $3.1 million at December 31, 2024, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $0.7 million was included as prepaid expenses and other current assets and a balance of $2.4 million was included as other assets in the Company's consolidated balance sheet at December 31, 2024.
NOTE 12 – RESTRUCTURING CHARGES
During the first quarter of fiscal year 2025, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the three months and nine months ended December 31, 2024, the Company recorded restructuring charges totaling $0.6 million and $19.6 million, respectively, related to one-time termination benefits for one hundred forty-two employees who voluntarily terminated their employment with the Company during the nine months ended December 31, 2024. All one-time termination benefits are expected to be paid in full by the end of the fiscal year ending March 31, 2025.

During the third quarter of fiscal year 2025, the Company entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of the related workforce changes, during the three months and nine months ended December 31, 2024, the Company recorded restructuring charges totaling $0.3 million. The Company estimates that approximately $0.6 million, $1.0 million and $0.1 million in additional restructuring charges will be recorded in the fiscal years ending March 31, 2025, 2026 and 2027, respectively, related to one-time termination benefits for the ten employees who continue to render services to the Company. A majority of the one-time termination benefits are expected to be paid in full by the end of the second quarter of fiscal year ending March 31, 2026, with the remaining amounts expected to be paid in full by the end of the fiscal year ending March 31, 2027.
The following table provides a summary of the activity related to the restructuring plan and the related restructuring liability (in thousands):

	Q1 FY25 VSP	Q3 FY25 Plan
	Employee-related	Employee-related	TOTAL
Balance at March 31, 2024	$—	$—	$—
Restructuring charges to operations	19,608	291	19,899
Payments	(19,421)	—	(19,421)
Other adjustments	(9)	—	(9)
Balance at December 31, 2024	$178	$291	$469

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
The Company has asset retirement obligations (ARO) to return certain leased facilities to their original condition at the end of the respective lease term. The estimated fair value of these ARO liabilities is recognized in the period in which the liability is generated and a corresponding increase to the carrying value of the related asset is recorded and depreciated over the useful life of the asset. The Company's estimates of its ultimate AROs could change because of changes in regulations, the extent of environmental remediations required, the means of reclamation, cost estimates, exit or disposal activities or time period estimates. ARO liabilities totaled $2.1 million and $2.3 million at December 31, 2024 and March 31, 2024, respectively. There was a balance of $2.1 million included in other long-term liabilities in the consolidated balance sheets at December 31, 2024, and a balance of $0.1 million included in accrued other and a balance of $2.2 million included in other long-term liabilities in the consolidated balance sheets at March 31, 2024. Accretion expense related to these liabilities was not material for any periods presented.
Most of the Company's lease agreements contain variable payments, primarily for common area maintenance (CAM), which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.

The components of operating lease cost for the three and nine months ended December 31, 2024 and 2023, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Lease cost under long-term operating leases	$2,962	$3,027	$8,889	$9,113
Lease cost under short-term operating leases	334	402	993	1,240
Variable lease cost under short-term and long-term operating leases	1,074	941	3,152	3,142
Total operating lease cost	$4,370	$4,370	$13,034	$13,495

The table below presents supplemental cash flow information related to leases during the nine months ended December 31, 2024 and 2023 (in thousands):

	Nine Months Ended
	December 31,
	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,080	$1,362

At December 31, 2024 and March 31, 2024, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	December 31, 2024	March 31, 2024
Weighted average remaining lease term in years - operating leases	4.92	5.32

Weighted average discount rate - operating leases	4.3%	4.2%
Future minimum payments under non-cancellable leases at December 31, 2024 are as follows (in thousands):

Year ending March 31:
2025 (remaining three months)	$2,318
2026	11,913
2027	8,792
2028	7,679
2029	6,821
Thereafter	9,715
Total lease payments	$47,238
Less imputed interest	(4,481)
Present value of lease liabilities	$42,757

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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans recorded in operating expenses in the consolidated statements of operations for the three and nine months ended December 31, 2024 and 2023, respectively, (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Service cost	$46	$52	$142	$152
Interest cost	238	253	739	741
Amortization of net gain	(113)	(235)	(350)	(686)
Net periodic pension cost	$171	$70	$531	$207

Expected Contributions
During the nine months ended December 31, 2024, the Company made contributions of $0.5 million to its defined benefit pension plans. During the fiscal year ending March 31, 2025, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
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
On May 3, 2022, the Company's Board of Directors approved an additional share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective in the third quarter of fiscal year 2024 when the 2017 Share Repurchase Program was completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. Through December 31, 2024, the Company repurchased 1,976,721 shares for $41.6 million under the 2022 Share Repurchase Program. The Company repurchased 1,362,205 shares for $25.3 million under this share repurchase program during the nine months ended December 31, 2024. At December 31, 2024, 23,023,279 shares of common stock remained available to be purchased under the current program.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 697,899 shares and 644,125 shares at a cost of $13.8 million and $19.2 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2024 and 2023, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.
NOTE 17 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$48,810	$(132,577)	$(385,539)	$(115,315)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	71,737	71,077	71,551	71,577
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	832	—	—	—
Denominator for diluted net income (loss) per share - weighted average shares outstanding	72,569	71,077	71,551	71,577
Net income (loss) per share:
Basic net income (loss) per share	$0.68	$(1.87)	$(5.39)	$(1.61)
Diluted net income (loss) per share	$0.67	$(1.87)	$(5.39)	$(1.61)
The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Restricted stock units	1,944	561	534	778
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the three months ended December 31, 2023, and the nine months ended December 31, 2024 and 2023, all outstanding restricted stock units and performance-based restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 18 – INCOME TAXES
Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes and U.S. taxation on foreign earnings, which are partially offset by research and development tax credits and the foreign derived intangible income deduction.
The Company's effective tax rates were 14.9% and 0.9% for the three months ended December 31, 2024 and 2023, respectively. The effective tax rate for the three months ended December 31, 2024 differed from the effective tax rate for the three months ended December 31, 2023 primarily related to a decrease in the research and development tax credit and an increase in foreign withholding taxes.

The Company's effective tax rates were 0.4% and 3.3% for the nine months ended December 31, 2024 and 2023, respectively. The effective tax rate for the nine months ended December 31, 2024 differed from the effective tax rate for the nine months ended December 31, 2023 primarily related to a decrease in the research and development tax credit, an increase in foreign withholding taxes and goodwill impairment incurred during the nine months ended December 31, 2024, which was not deductible for tax purposes.
NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports revenues and income under one reportable segment.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
United States	$153,875	$123,732	$365,059	$367,112
Europe	46,619	45,363	110,107	111,531
Asia	18,237	17,257	47,163	47,982
Rest of the world	33,288	31,720	95,363	99,387
	$252,019	$218,072	$617,692	$626,012
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
NOTE 20 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date the consolidated financial statements were issued. Except as disclosed in Note 11, "Long-term Debt," no other recordable or disclosable events occurred.

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
Global and Macroeconomic Conditions
We continue to closely monitor current global and macroeconomic conditions, including the impacts of the ongoing wars in Ukraine and the Middle East, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our business, customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic conditions remain uncertain. In response to the war in Ukraine, we ceased business operations in Russia, including sales, support on existing contracts and professional services.
The macroeconomic environment remains challenging with constrained customer spending and we expect this to persist for the remainder of fiscal year 2025. As a result, we have continued our efforts to manage discretionary costs and align spending with the current environment while we continue to execute on our long-term strategic plans.
Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, based on covenant levels at December 31, 2024, we had an incremental $525 million available to us under our revolving credit facility.

Results Overview
Total revenue decreased $8.3 million, or 1%, for the nine months ended December 31, 2024 as compared to total revenue for the nine months ended December 31, 2023, which benefited from approximately $48 million of backlog-related revenue. Excluding this factor, revenue would have increased on a year over year basis. The decrease in total revenue for the nine months ended December 31, 2024 as compared to total revenue for the nine months ended December 31, 2023 was a result of lower revenue from both service provider and enterprise customers from service assurance offerings, including radio frequency propagation modeling projects, due to industry-specific capital spending constraints, as well as a decrease in revenue from service provider customers from cybersecurity offerings, partially offset by an increase in revenue from enterprise customers from cybersecurity offerings.
Our gross profit percentage remained flat at 78% during the nine months ended December 31, 2024, as compared with the nine months ended December 31, 2023, primarily due to lower sales volume offset by a shift in product mix to higher margin products and services.
Net loss for the nine months ended December 31, 2024 was $385.5 million, as compared with net loss for the nine months ended December 31, 2023 of $115.3 million. The increase of $270.2 million in net loss was primarily due to a $259.9 million increase in goodwill impairment charges, a $19.9 million increase from restructuring charges due to the restructuring programs implemented during the nine months ended December 31, 2024, an $8.3 million decrease in revenue, a $4.1 million increase in expenses related to trade shows, user conferences, and other events, a $1.4 million increase from software licenses, and a $1.2 million increase in legal fees. These increases to net loss were partially offset by a $5.2 million decrease in amortization expense of intangible assets, a $4.1 million net decrease in employee related expenses as a result of a decrease in headcount, partially offset by an increase in variable incentive compensation, a $3.8 million gain on the divestiture of the Test Optimization business recognized in fiscal year 2024, a $3.4 million decrease from depreciation expense, a $2.2 million decrease in direct material costs, a $2.2 million decrease in income tax expense, a $1.5 million decrease in contractor fees, a $1.4 million decrease in advertising expense, a $1.2 million increase in interest income, a $1.6 million increase in other income from the change in fair value of a foreign equity investment, and a $1.0 million decrease in commissions expense.
At December 31, 2024, we had cash, cash equivalents, marketable securities and investments (current and non-current) of $427.9 million. This represents an increase of $3.8 million from $424.1 million at March 31, 2024. This increase was primarily due to $76.1 million of net cash provided by operations, partially offset by $25.3 million used to repurchase shares of our common stock, net $25.0 million used to repay long-term debt, $13.8 million used for tax withholdings on restricted stock units, $4.0 million used for capital expenditures, $2.5 million used for the payment of debt issuance costs, and $1.3 million used to acquire technology licenses during the nine months ended December 31, 2024.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation expense, and acquisition-related depreciation expense. Non-GAAP income from operations removes the aforementioned adjustments to non-GAAP gross profit and also removes legal expenses related to civil judgments, gain on the divestiture of a business, goodwill impairment charges, and restructuring charges. Non-GAAP net income removes the foregoing adjustments related to non-GAAP income from operations, and also removes loss on extinguishment of debt and change in the fair value of derivative instrument, net of related income tax effects. Non-GAAP EBITDA from operations removes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
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
The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2024 and 2023, respectively (dollars in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue (GAAP and non-GAAP)	$252,019	$218,072	$617,692	$626,012

GAAP gross profit	$205,407	$174,448	$484,654	$488,940
Share-based compensation expense	2,196	2,375	7,716	7,924
Amortization of acquired intangible assets	994	1,636	2,985	4,912
Acquisition related depreciation expense	1	2	5	11
Non-GAAP gross profit	$208,598	$178,461	$495,360	$501,787

GAAP income (loss) from operations	$61,713	$(134,447)	$(387,488)	$(112,850)
Share-based compensation expense	14,502	16,364	50,586	54,653
Amortization of acquired intangible assets	12,595	14,169	37,842	42,702
Restructuring charges	923	—	19,895	—
Goodwill impairment	—	167,106	426,967	167,106
Acquisition related depreciation expense	13	12	36	108
Gain on divestiture of a business	—	—	—	(3,806)
Legal expenses related to civil judgments	—	45	—	130
Non-GAAP income from operations	$89,746	$63,249	$147,838	$148,043

GAAP net income (loss)	$48,810	$(132,577)	$(385,539)	$(115,315)
Share-based compensation expense	14,502	16,364	50,586	54,653
Amortization of acquired intangible assets	12,595	14,169	37,842	42,702
Restructuring charges	923	—	19,895	—
Goodwill impairment	—	167,106	426,967	167,106
Acquisition-related depreciation expense	13	12	36	108
Gain on divestiture of a business	—	—	—	(3,806)
Legal expenses related to civil judgments	—	45	—	130
Loss on extinguishment of debt	1,134	—	1,134	—
Change in fair value of derivative instrument	—	—	—	(206)
Income tax adjustments	(9,695)	(13,085)	(28,499)	(26,085)
Non-GAAP net income	$68,282	$52,034	$122,422	$119,287

GAAP diluted net income (loss) per share	$0.67	$(1.87)	$(5.39)	$(1.61)
Per share impact of non-GAAP adjustments identified above	0.27	2.60	7.09	3.26
Non-GAAP diluted net income per share	$0.94	$0.73	$1.70	$1.65

GAAP income (loss) from operations	$61,713	$(134,447)	$(387,488)	$(112,850)
Previous adjustments to determine non-GAAP income from operations	28,033	197,696	$535,326	$260,893
Non-GAAP income from operations	89,746	63,249	$147,838	$148,043
Depreciation excluding acquisition-related depreciation expense	3,077	4,337	$10,312	$14,118
Non-GAAP EBITDA from operations	$92,823	67,586	$158,150	$162,161

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
Three Months Ended December 31, 2024 and 2023
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the three months ended December 31, 2024, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no channel partners accounted for more than 10% of our total revenue. During the three months ended December 31, 2023, no direct customers or channel partners accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$128,175	51%	$95,832	44%	$32,343	34%
Service	123,844	49	122,240	56	1,604	1%
Total revenue	$252,019	100%	$218,072	100%	$33,947	16%

Product. The 34%, or $32.3 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from both enterprise customers and service provider customers from both cybersecurity and service assurance offerings, including the acceleration of a large service provider order previously expected in the fourth quarter of fiscal year 2025.
Service. The 1%, or $1.6 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts.
Total revenue by geography was as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
United States	$153,875	61%	$123,732	57%	$30,143	24%
International:
Europe	46,619	19	45,363	21	1,256	3%
Asia	18,237	7	17,257	8	980	6%
Rest of the world	33,288	13	31,720	14	1,568	5%
Subtotal international	98,144	39	94,340	43	3,804	4%
Total revenue	$252,019	100%	$218,072	100%	$33,947	16%
United States revenue increased 24%, or $30.1 million, primarily due to an increase in revenue from service provider and enterprise customers from both service assurance and cybersecurity offerings. The 4%, or $3.8 million, increase in international revenue compared with the same period last year was primarily driven by an increase in revenue from both service provider and enterprise customers from cybersecurity offerings, including the acceleration of a large service provider order previously expected in the fourth quarter of fiscal year 2025, partially offset by a decrease in revenue from service provider customers from service assurance offerings.
Total revenue by product line was as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$162,845	65%	$148,906	68%	$13,939	9%
Cybersecurity	89,174	35	69,166	32	20,008	29%
Total revenue	$252,019	100%	$218,072	100%	$33,947	16%
The 9%, or $13.9 million, increase in revenue from the service assurance product line was due to an increase in product revenue from both enterprise customers and service provider customers, including the acceleration of a large service provider order previously expected in the fourth quarter of fiscal year 2025, and an increase in service revenue from service provider customers, partially offset by a decrease in service revenue from enterprise customers. The 29%, or $20.0 million, increase in revenue from the cybersecurity product line was due to higher product revenue from both enterprise and service provider customers, and an increase in service revenue from enterprise customers, partially offset by a decrease in service revenue from service provider customers.

Total revenue by customer vertical was as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$118,654	47%	$97,141	45%	$21,513	22%
Enterprise	133,365	53	120,931	55	12,434	10%
Total revenue	$252,019	100%	$218,072	100%	$33,947	16%
The 22%, or $21.5 million, increase in revenue from the service provider customer vertical was due to an increase in product and service revenue from the service assurance product line, including the acceleration of a large service provider order previously expected in the fourth quarter of fiscal year 2025, and an increase in product revenue from the cybersecurity product line. The 10%, or $12.4 million, increase in revenue from the enterprise customer vertical was due to an increase in product and service revenue from the cybersecurity product line and an increase in product revenue from the service assurance product line, partially offset by a decrease in service revenue from the service assurance product line.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$16,362	6%	$15,251	7%	$1,111	7%
Service	30,250	12	28,373	13	1,877	7%
Total cost of revenue	$46,612	18%	$43,624	20%	$2,988	7%
Gross profit:
Product $	$111,813	44%	$80,581	37%	$31,232	39%
Product gross profit %	87%		84%
Service $	$93,594	37%	$93,867	43%	$(273)	—%
Service gross profit %	76%		77%
Total gross profit $	$205,407		$174,448		$30,959	18%
Total gross profit %	82%		80%
Product. The 7%, or $1.1 million, increase in cost of product revenue for the three months ended December 31, 2024 compared to the same period last year was primarily due to a $1.4 million increase in costs related to the delivery of radio frequency propagation modeling projects, and a $1.3 million increase in direct material costs. These increases were partially offset by a $0.8 million decrease in the amortization of intangible assets, and a $0.6 million decrease in inventory obsolescence charges. The product gross profit percentage increased by three percentage points to 87% during the three months ended December 31, 2024 as compared with the three months ended December 31, 2023. The 39%, or $31.2 million, increase in product gross profit is attributable to the 34%, or $32.3 million, increase in product revenue, partially offset by the 7%, or $1.1 million, increase in cost of product revenue.
Service. The 7%, or $1.9 million, increase in cost of service revenue for the three months ended December 31, 2024 compared to the same period last year was primarily due to a $1.3 million increase in employee-related costs associated with an increase in variable incentive compensation partially offset by a decrease in cost due to a reduction in headcount. The service gross profit percentage decreased by one percentage point to 76% during the three months ended December 31, 2024 as compared with the three months ended December 31, 2023. The $0.3 million decrease in service gross profit is attributable to the 7%, or $1.9 million, increase in cost of service revenue, partially offset by the 1%, or $1.6 million increase in service revenue.
Gross profit. Our gross profit increased 18%, or $31.0 million, during the three months ended December 31, 2024 when compared with the three months ended December 31, 2023. This increase is attributable to the increase in revenue of 16%, or $33.9 million, partially offset by the 7%, or $3.0 million, increase in cost of revenue. The gross profit percentage increased by two percentage points to 82% for the three months ended December 31, 2024 as compared with the three months ended December 31, 2023.
Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Research and development	$37,753	15%	$37,023	17%	$730	2%
Sales and marketing	69,933	28	69,124	32	809	1%
General and administrative	23,484	9	23,109	10	375	2%
Amortization of acquired intangible assets	11,601	5	12,533	6	(932)	(7)%
Restructuring charges	923	—	—	—	923	100%
Goodwill impairment	—	—	167,106	77	(167,106)	(100)%
Total operating expenses	$143,694	57%	$308,895	142%	$(165,201)	(53)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 2%, or $0.7 million, increase in research and development expenses for the three months ended December 31, 2024 compared to the same period last year was primarily due to a $1.1 million increase in employee-related costs associated with an increase in variable incentive compensation partially offset by a decrease in cost due to a reduction in headcount, and a $0.5 million increase in allocated overhead. These increases were partially offset by a $0.5 million decrease from depreciation expense.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 1%, or $0.8 million, increase in total sales and marketing expenses for the three months ended December 31, 2024 compared to the same period last year was primarily due to a $2.6 million increase in commissions expense, and a $1.2 million increase related to trade shows, user conferences and other events. These increases were partially offset by a $2.1 million decrease in employee-related costs associated with a decrease in cost due to a reduction in headcount, and a $0.7 million decrease in advertising expense.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 2%, or $0.4 million, increase in general and administrative expenses for the three months ended December 31, 2024 compared to the same period last year was primarily due to a $1.3 million increase in employee-related costs associated with an increase in variable incentive compensation.
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

Restructuring charges. During the first quarter of fiscal year 2025, we implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the three months ended December 31, 2024, we recorded additional restructuring charges totaling $0.6 million related to one-time termination benefits for three employees who voluntarily terminated their employment with us during the three months ended December 31, 2024. During the third quarter of fiscal year 2025, we entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of the related workforce changes, during the three months ended December 31, 2024, we recorded restructuring charge totaling $0.3 million.
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

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$(4,338)	(2)%	$729	—%	$(5,067)	(695)%
The 695%, or $5.1 million, change in interest and other income (expense), net for the three months ended December 31, 2024 compared to the same period last year was primarily due to $6.0 million decrease from the change in fair value of the equity investment in Napatech, partially offset by a $0.7 million decrease in foreign exchange expense.
Income Tax Expense (Benefit). The effective tax rates were 14.9% and 0.9% for the three months ended December 31, 2024 and 2023, respectively. The effective tax rate for the three months ended December 31, 2024 differed from the effective tax rate for the three months ended December 31, 2023, primarily related to a decrease in the research and development tax credit and an increase in foreign withholding taxes.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$8,565	3%	$(1,141)	(1)%	$9,706	851%

Nine Months Ended December 31, 2024 and 2023
Revenue
During the nine months ended December 31, 2024, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no channel partners accounted for more than 10% of our total revenue. During the nine months ended December 31, 2023, no direct customers or channel partners accounted for more than 10% of our total revenue.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$270,377	44%	$271,038	43%	$(661)	—%
Service	347,315	56%	354,974	57%	(7,659)	(2)%
Total revenue	$617,692	100%	$626,012	100%	$(8,320)	(1)%
Product. The $0.7 million decrease in product revenue compared with the same period last year was due to a decrease in revenue from both enterprise and service provider customers from service assurance offerings, as well as a decrease in revenue from service provider customers from cybersecurity offerings, partially offset by an increase in revenue from enterprise customers from cybersecurity offerings. The results for the nine months ended December 31, 2023 benefited from approximately $48 million of backlog-related revenue. Excluding backlog-related revenue, total revenue for the nine months ended December 31, 2024 compared with the same period last year would have increased year over year.
Service. The 2%, or $7.7 million, decrease in service revenue compared with the same period last year was primarily due to a decrease in revenue from maintenance contracts as well as professional service contracts.
Total revenue by geography was as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
United States	$365,059	59%	$367,112	59%	$(2,053)	(1)%
International:
Europe	110,107	18	111,531	18	(1,424)	(1)%
Asia	47,163	8	47,982	7	(819)	(2)%
Rest of the world	95,363	15	99,387	16	(4,024)	(4)%
Subtotal international	252,633	41	258,900	41	(6,267)	(2)%
Total revenue	$617,692	100%	$626,012	100%	$(8,320)	(1)%
United States revenue decreased 1%, or $2.1 million, primarily due to a decrease in revenue from service assurance offerings from enterprise customers, including radio frequency propagation modeling projects. The 2%, or $6.3 million, decrease in international revenue compared with the same period last year was primarily driven by lower revenue from service provider customers from both service assurance and cybersecurity offerings, partially offset by an increase in revenue from enterprise customers from both service assurance and cybersecurity offerings.

Total revenue by product line was as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$401,254	65%	$424,392	68%	$(23,138)	(5)%
Cybersecurity	216,438	35	201,620	32	14,818	7%
Total revenue	$617,692	100%	$626,012	100%	$(8,320)	(1)%
The 5%, or $23.1 million, decrease in revenue from the service assurance product line was due to a decrease in revenue from both enterprise and service provider customers, including radio frequency propagation modeling projects, and the 7%, or $14.8 million, increase in revenue from the cybersecurity product line was due to an increase in revenue from enterprise customers, partially offset by a decrease in revenue from service provider customers.
Total revenue by customer vertical was as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$266,745	43%	$287,440	46%	$(20,695)	(7)%
Enterprise	350,947	57	338,572	54	12,375	4%
Total revenue	$617,692	100%	$626,012	100%	$(8,320)	(1)%
The 7%, or $20.7 million, decrease in revenue from the service provider customer vertical was due to a decrease in product and service revenue from both the service assurance and cybersecurity product lines. The 4%, or $12.4 million, increase in revenue from the enterprise customer vertical was due to an increase in product and service revenue from the cybersecurity product line, partially offset by a decrease in the service assurance product line, including radio frequency propagation modeling projects.

Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$41,806	7%	$48,006	8%	$(6,200)	(13)%
Service	91,232	15	89,066	14	2,166	2%
Total cost of revenue	$133,038	22%	$137,072	22%	$(4,034)	(3)%
Gross profit:
Product $	$228,571	37%	$223,032	36%	$5,539	2%
Product gross profit %	85%		82%
Service $	$256,083	41%	$265,908	42%	$(9,825)	(4)%
Service gross profit %	74%		75%
Total gross profit $	$484,654		$488,940		$(4,286)	(1)%
Total gross profit %	78%		78%
Product. The 13%, or $6.2 million, decrease in cost of product revenue for the nine months ended December 31, 2024 compared to the same period last year was primarily due to a $2.3 million decrease in the amortization of intangible assets, a $2.2 million decrease in direct material costs, a $0.9 million decrease in inventory obsolescence charges, a $0.9 million decrease in employee-related costs associated with the timing of certain projects, and a $0.7 million decrease in inventory related expenses. The product gross profit percentage increased by three percentage points to 85% during the nine months ended December 31, 2024 when compared to the nine months ended December 31, 2023. The 2%, or $5.5 million, increase in product gross profit is attributable to the 13%, or $6.2 million, decrease in cost of product revenue, partially offset by the $0.7 million decrease in product revenue.
Service. The 2%, or $2.2 million, increase in cost of service revenue for the nine months ended December 31, 2024 compared to the same period last year was primarily due to a $2.1 million increase in employee-related expenses largely due to an increase in variable incentive compensation as well as the timing of certain projects partially offset by a decrease in costs due to a reduction in headcount, a $0.8 million increase in contractor fees, and a $0.8 million increase in allocated overhead. The service gross profit percentage decreased by one percentage point to 74% for the nine months ended December 31, 2024 when compared to the nine months ended December 31, 2023. The 4%, or $9.8 million, decrease in service gross profit is attributable to the 2%, or $7.7 million decrease in service revenue, and the 2%, or $2.2 million, increase in cost of service revenue.
Gross profit. Our gross profit for the nine months ended December 31, 2024 decreased 1%, or $4.3 million, compared to the same period last year. This decrease is primarily attributable to the decrease in revenue of 1%, or $8.3 million, partially offset by the 3%, or $4.0 million, decrease in cost of revenue. The gross profit percentage remained flat at 78% for the nine months ended December 31, 2024 when compared to the nine months ended December 31, 2023.

Operating Expenses

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Research and development	$116,127	19%	$117,655	19%	$(1,528)	(1)%
Sales and marketing	201,489	33	209,070	33	(7,581)	(4)%
General and administrative	72,807	12	73,975	12	(1,168)	(2)%
Amortization of acquired intangible assets	34,857	6	37,790	6	(2,933)	(8)%
Restructuring charges	19,895	3	—	—	19,895	100%
Goodwill impairment	426,967	69	167,106	27	259,861	156%
Gain on divestiture of a business	—	—	(3,806)	(1)	3,806	100%
Total operating expenses	$872,142	142%	$601,790	96%	$270,352	45%
Research and development. The 1%, or $1.5 million, decrease in research and development expenses for the nine months ended December 31, 2024 compared to the same period last year was primarily due to a $1.7 million decrease from depreciation expense, and a $0.8 million decrease in contractor fees. These decreases were partially offset by a $1.4 million increase in allocated overhead.
Sales and marketing. The 4%, or $7.6 million, decrease in sales and marketing expenses for the nine months ended December 31, 2024 compared to the same period last year was primarily due to an $8.6 million decrease in employee-related expenses largely due to a decrease in headcount, a $1.4 million decrease in advertising expense, and a $1.0 million decrease in commissions expense. These decreases were partially offset by a $4.1 million increase related to trade shows, user conferences and other events.

General and administrative. The 2%, or $1.2 million, decrease in general and administrative expenses for the nine months ended December 31, 2024 compared to the same period last year was primarily due to a $1.6 million decrease in contractor fees, a $0.9 million decrease from depreciation expense, a $0.7 million decrease in the provision for allowance for credit losses, a $0.6 million decrease in business taxes, and a $0.6 million decrease in allocated overhead. These decreases were partially offset by a $2.5 million increase in employee-related expenses largely due to an increase in variable incentive compensation, and a $1.2 million increase in legal fees.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and tradenames, and developed technology related to our acquisitions of the Comms Transact, Network General Corporation, Avvasi, Inc. and Efflux Systems, Inc.
The 8%, or $2.9 million, decrease in amortization of acquired intangible assets for the nine months ended December 31, 2024 compared to the same period last year was largely due to a decrease in the amortization of intangible assets related to the Comms Transaction and Network General Corporation.
Restructuring charges. During the first quarter of fiscal year 2025, we implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the nine months ended December 31, 2024, we recorded restructuring charges totaling $19.6 million related to one-time termination benefits for one hundred forty-two employees who voluntarily terminated their employment with us during that period. During the third quarter of fiscal year 2025, we entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of the related workforce changes, during the nine months ended December 31, 2024, we recorded restructuring charges totaling $0.3 million.
Goodwill impairment. During fiscal year 2024, we recorded $217.3 million in goodwill impairment charges as a result of the sustained decline in our stock price and overall market capitalization. During the first quarter of fiscal year 2025, due to the continued decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a Triggering Event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at June 30, 2024. We estimated the implied fair value of our goodwill using a market approach. As a result of the quantitative impairment test performed during the first quarter of fiscal year 2025, we determined goodwill was impaired and recorded a goodwill impairment charge of $427.0 million during the three months ended June 30, 2024. The additional impairment charge recorded in the first quarter of fiscal year 2025 was primarily due to the continued decrease in our stock price from March 31, 2024 to June 30, 2024, an increase in our weighted-average cost of capital, and the refinement to the expected cost synergies that could be realized by a hypothetical buyer as a result of the VSP we implemented in the first quarter of fiscal year 2025, which impacted the company-specific control premium used to determine the fair value of the reporting unit under the market approach. We expect that these restructuring efforts will generate net annual run-rate savings of approximately $25.0 million to $27.0 million, of which we expect that approximately $6.0 million will be realized in the remainder of fiscal year 2025. At September 30, 2024 and December 31, 2024, we performed a Triggering Event assessment and concluded no event or circumstances occurred that indicated goodwill was further impaired.
The key assumption in the market approach was the company-specific control premium, which was estimated using expected synergies that would be realized by a hypothetical buyer. We also compared its implied control premium to recent control premiums paid in the industry, as evidenced by guideline public company comparable transactions. This information corroborated that the company-specific control premium was within the range of premiums for other companies operating in the industry. Changes in the estimates or assumptions used in its quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, continued increases in costs, and high interest rates and other macroeconomic factors. An increase or decrease of 1% in the company-specific control premium used in the determination of the fair value of the reporting unit under the market approach would have resulted in an increase or decrease in the goodwill impairment recorded during the nine months ended December 31, 2024 of approximately $13.0 million.
Gain on Divestiture of Business. During the nine months ended December 31, 2023, we recorded a $3.8 million gain on the divestiture of the Test Optimization business.
Interest and Other Income (Expense), Net

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$3,493	1%	$1,272	—%	$2,221	175%
The 175%, or $2.2 million, increase in interest and other income (expense), net was primarily due to a $1.6 million increase from the change in fair value of the equity investment in Napatech, and a $1.2 million increase in interest income during the nine months ended December 31, 2024, when compared to the nine months ended December 31, 2023.
Income Tax Expense. Our effective tax rates were 0.4% and 3.3% for the nine months ended December 31, 2024 and 2023, respectively. The effective tax rate for the nine months ended December 31, 2024 differed from the effective rate for the nine months ended December 31, 2023, primarily related to a decrease in the research and development tax credit, and an increase in foreign withholding taxes and goodwill impairment incurred during the nine months ended December 31, 2024, which was not deductible for tax purposes.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2024		2023
		% of Revenue		% of Revenue	$	%
Income tax expense	$1,544	—%	$3,737	1%	$(2,193)	(59)%

Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at December 31, 2024 was $29.9 million compared to $6.8 million at March 31, 2024. Combined product backlog included fulfillable backlog of $21.8 million and $2.5 million at December 31, 2024 and March 31, 2024, respectively. Total backlog includes orders that were received late in the quarter and radio frequency propagation modeling projects. In some cases, we have begun these projects but have not yet hit billable milestones. At December 31, 2024 and March 31, 2024 deferred revenue contained a gross balance of $3.2 million and $1.2 million, respectively, related to these radio frequency propagation modeling project orders.
Liquidity and Capital Resources
Cash, cash equivalents, marketable securities and investments consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Cash and cash equivalents	$398,361	$389,674
Short-term marketable securities and investments	28,536	33,459
Long-term marketable securities	1,015	994
Cash, cash equivalents, marketable securities and investments	$427,912	$424,127
Cash, cash equivalents, marketable securities and investments
At December 31, 2024, cash, cash equivalents, marketable securities and investments (current and non-current) totaled $427.9 million, a $3.8 million increase from $424.1 million at March 31, 2024. This increase was primarily due to $76.1 million of net cash provided by operations, partially offset by $25.3 million used to repurchase shares of our common stock, $25.0 million used to repay long-term debt, $13.8 million used for tax withholdings on restricted stock units, $4.0 million used for capital expenditures, $2.5 million used for the payment of debt issuance costs, and $1.3 million used to acquire technology licenses during the nine months ended December 31, 2024. Cash and short-term investments held outside of the United States was approximately $180.5 million.
Cash and cash equivalents were impacted by the following:

	Nine Months Ended
	December 31,
	(in thousands)
	2024	2023
Net cash provided by (used in) operating activities	$76,149	$(34,767)
Net cash provided by investing activities	$2,041	$13,429
Net cash used in financing activities	$(66,534)	$(69,148)
Net cash from operating activities
Cash provided by operating activities was $76.1 million during the nine months ended December 31, 2024, compared with $34.8 million of cash used in operating activities during the nine months ended December 31, 2023. The $110.9 million change was due in part to a $259.9 million increase from goodwill impairment charges recorded during the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, a $55.4 million increase from accounts receivable, a $55.3 million increase from accrued compensation and other expenses, a $13.3 million increase from prepaid expenses and other assets, a $3.8 million increase related to the gain recorded in the nine months ended December 31, 2023 for the divestiture of a business, a $3.3 million increase from deferred income taxes, a $2.3 million increase from income taxes payable, a $1.4 million increase from deferred revenue, a $1.1 million increase from the loss on extinguishment of debt, and a $0.5 million increase from accounts payable. These increases were partially offset by a $270.2 million decrease from the change in net loss, an $8.7 million decrease from depreciation and amortization expense, a $4.1 million decrease from share-based compensation, a $1.2 million decrease from the change in the fair value of an equity investment, and a $0.8 million decrease from inventories during the nine months ended December 31, 2024 as compared with the nine months ended December 31, 2023.

Net cash from investing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2024	2023
Cash provided by investing activities included the following:
Purchase of marketable securities and investments	$(29,348)	$(43,159)
Proceeds from sales and maturity of marketable securities	36,688	53,569
Purchase of fixed assets	(4,009)	(4,747)
Purchase of intangible assets	(1,290)	—
Proceeds from divestiture of a business	—	7,766
	$2,041	$13,429
Cash provided by investing activities was $2.0 million during the nine months ended December 31, 2024, compared with $13.4 million of cash provided by investing activities during the nine months ended December 31, 2023. The $11.4 million decrease in cash provided by investing activities was due in part to a $7.8 million decrease in proceeds due to the divestiture of the Test Optimization business during the nine months ended December 31, 2023, a $3.1 million net decrease in cash inflow from the purchase and sale of marketable securities during the nine months ended December 31, 2024 when compared with the nine months ended December 31, 2023, and $1.3 million in cash used to acquire technology licenses during the nine months ended December 31, 2024. These decreases to cash were partially offset by a $0.7 million decrease in cash used to purchase fixed assets during the nine months ended December 31, 2024, compared with the nine months ended December 31, 2023.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2025.
Net cash from financing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2024	2023
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$3
Treasury stock repurchases	(25,257)	(50,000)
Tax withholding on restricted stock units	(13,829)	(19,151)
Payment of debt issuance costs	(2,450)	—
Repayment of long-term debt	(100,000)	—
Proceeds from issuance of long-term debt	75,000	—
	$(66,534)	$(69,148)
Cash used in financing activities changed by $2.6 million to $66.5 million during the nine months ended December 31, 2024, compared with $69.1 million of cash used in financing activities during the nine months ended December 31, 2023.
During the nine months ended December 31, 2024, we repurchased a total of 1,362,205 shares for $25.3 million in the open market under the 2022 Share Repurchase Program. During the nine months ended December 31, 2023, we repurchased a total of 1,209,153 shares for $33.6 million in the open market under the 2017 Share Repurchase Program, and 614,516 shares for $16.4 million in the open market under the 2022 Share Repurchase Program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 697,899 and 644,125 shares at a cost of $13.8 million and $19.2 million related to minimum statutory tax withholding requirements on these restricted stock units during the nine months ended December 31, 2024 and 2023, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.

During the nine months ended December 31, 2024, we repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement.
During the nine months ended December 31, 2024, we paid $2.5 million in debt issuance costs related to the execution of our Third Amended and Restated Credit Agreement.
Sources of Cash and Cash Requirements
Credit Facility
On July 27, 2021, we amended and extended our existing credit facility (as amended, the Second Amended and Restated Credit Agreement), which provided for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The commitments under the Second Amended and Restated Credit Agreement were set to expire on July 27, 2026, and any outstanding loans were due on that date. On May 13, 2024, we repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement.
On October 4, 2024, we amended and restated the Second Amended and Restated Credit Agreement (as amended and restated, the Third Amended and Restated Credit Agreement) with a syndicate of lenders by and among: us, as borrower; certain subsidiaries of NetScout Systems, Inc., as borrower; JPMorgan Chase Bank, N.A., as administrative agent and collateral agent; JPMorgan Chase Bank, N.A., Bank of America, N.A., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd, as joint lead arrangers and joint bookrunners; TD Bank, N.A. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as co-documentation agents; and the lenders and issuing banks party thereto.
The Third Amended and Restated Credit Agreement provides for a new five-year, $600.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the amended credit facility for working capital and other general corporate purposes (including to refinance revolving loans outstanding under the Second Amended and Restated Credit Agreement and to repurchase of shares of our common stock). The commitments under the Third Amended and Restated Credit Agreement will expire on October 4, 2029, and any outstanding loans will be due on that date.
In connection with the Third Amended and Restated Credit Agreement, we paid off the outstanding balance of $75.0 million under the Second Amended and Restated Credit Agreement on October 4, 2024 by borrowing the same amount under the Third Amended and Restated Credit Agreement. Additionally, we recorded a loss on the extinguishment of debt of $1.1 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the three and nine months ended December 31, 2024. At December 31, 2024, $75.0 million was outstanding under the Third Amended and Restated Credit Agreement. On February 3, 2025, we paid the outstanding balance of $75.0 million in full under the Third Amended and Restated Credit Agreement.
At our election, revolving loans under the Third Amended and Restated Credit Agreement bear interest at either (a) a term SOFR rate plus a credit spread adjustment of 0.10% or (b) an Alternate Base Rate (defined in a customary manner), in each case plus an applicable margin. For the initial period until we have delivered financial statements for the quarter ended December 31, 2024, the applicable margin will be 1.00% per annum for term SOFR loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
Our consolidated gross leverage ratio is the ratio of our consolidated total debt compared to our consolidated EBITDA as defined in the Third Amended and Restated Credit Agreement (consolidated adjusted EBITDA). Consolidated adjusted EBITDA includes certain adjustments, including, without limitation, adjustments relating to extraordinary, unusual or non-recurring charges, certain restructuring charges, non-cash charges, certain transaction costs and expenses and certain pro forma adjustments in connection with material acquisitions and dispositions, all as set forth in detail in the Third Amended and Restated Credit Agreement.
Commitment fees will accrue on the daily unused amount of the credit facility. For the initial period until we have delivered financial statements for the quarter ended December 31, 2024, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
Letter of credit participation fees are payable to each lender providing the letter of credit sub-facility on the amount of such lender's letter of credit exposure, during the period from the closing date of the Third Amended and Restated Credit Agreement to, but excluding, the date which is the later of (i) the date on which such lender's commitment terminates or (ii) the date on which such lender ceases to have any letter of credit exposure, at a rate per annum equal to the applicable margin for term SOFR loans. Additionally, we will pay a fronting fee to each issuing bank in amounts to be agreed to between us and the applicable issuing bank.
Interest on Alternate Base Rate loans is payable at the end of each calendar quarter. Interest on term SOFR loans is payable at the end of each interest rate period or at the end of each three-month interval within an interest rate period if the period is longer than three months. We may also prepay loans under the Third Amended and Restated Credit Agreement at any time, without penalty, subject to certain notice requirements.
The loans and other obligations under the credit facility are (a) guaranteed by each of our wholly-owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of us and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by us and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Third Amended and Restated Credit Agreement generally prohibits any other liens on the assets of NetScout and our restricted subsidiaries, subject to certain exceptions as described in the Third Amended and Restated Credit Agreement.
The Third Amended and Restated Credit Agreement contains certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, speculative hedge agreements, payment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Third Amended and Restated Credit Agreement provides for certain baskets that are available to us and our restricted subsidiaries to incur additional indebtedness, to repay junior financing, for asset sales and to make investments and restricted payments. Such baskets are substantially similar to the baskets set forth in our previous amended credit agreement.
The Third Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. Our maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Third Amended and Restated Credit Agreement. At December 31, 2024, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
The Third Amended and Restated Credit Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the Third Amended and Restated Credit Agreement and related documents, defaults under certain other indebtedness, certain insolvency events, certain events arising under ERISA, a change of control and certain other events. Upon an event of default, the administrative agent may, or at the request of the holders of more than 50% in principal amount of the loans and commitments shall, terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the Third Amended and Restated Credit Agreement and the other loan documents.
We had unamortized capitalized debt issuance costs, net of $3.1 million at December 31, 2024, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $0.7 million was included as prepaid expenses and other current assets and a balance of $2.4 million was included as other assets in our consolidated balance sheet at December 31, 2024.
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
We are exposed to market risks related to fluctuations in interest rates related to our credit facility. At December 31, 2024, we owed $75.0 million on this loan with an interest rate of 5.44%. A sensitivity analysis was performed on the outstanding portion of our debt obligation as of December 31, 2024. Should the current weighted-average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $0.4 million as of December 31, 2024.
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
At December 31, 2024, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.3 million. The valuation of outstanding foreign currency forward contracts at December 31, 2024 resulted in a liability balance of $324 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2024, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.7 million. The valuation of outstanding foreign currency forward contracts at March 31, 2024 resulted in a liability balance of $74 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $11 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At December 31, 2024, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended December 31, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
10/1/2024-10/31/2024	14,293	$20.73	—	23,023,279
11/1/2024-11/30/2024	1,414	20.76	—	23,023,279
12/1/2024-12/31/2024	229	21.65	—	23,023,279
Total	15,936	$20.74	—	23,023,279
(1)We purchased an aggregate of 15,936 shares during the three months ended December 31, 2024 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized on May 3, 2022 (2022 Share Repurchase Program).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.

Item 5.  Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Date Terminated
Jean Bua, Chief Financial Officer	November 12, 2024	Rule 10b5-1 Trading Arrangement	Up to 11,999 shares to be sold	March 6, 2025	N/A
John Downing, Executive Vice President, Worldwide Sales Operations	November 22, 2024	Rule 10b5-1 Trading Arrangement	Up to 24,000 shares to be sold	February 27, 2026	N/A
Alfred Grasso, Director	December 3, 2024	Rule 10b5-1 Trading Arrangement	Up to 11,000 shares to be sold	November 25, 2025	N/A
Joseph G. Hadzima Jr., Director	December 11, 2024	Rule 10b5-1 Trading Arrangement	Up to 10,113 shares to be sold	December 15, 2025	N/A

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

Item 6. Exhibits
(a)Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

10.1		Third Amendment and Restatement Agreement, dated as of October 4, 2024, to the Second Amended and Restated Credit Agreement, dated as of July 27, 2021, by and among NetScout Systems, Inc., as borrower; certain subsidiaries of NetScout Systems, Inc., as loan parties; the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent attaching the Third Amended and Restated Credit Agreement, dated as of October 4, 2024, by and among NetScout Systems, Inc., as borrower; JPMorgan Chase Bank, N.A., as administrative agent and collateral agent; JPMorgan Chase Bank, N.A., Bank of America, N.A., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners; TD Bank, N.A. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as co-documentation agents; and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on October 4, 2024).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 formatted in Inline XBRL

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 6, 2025	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 6, 2025	/s/ Jean Bua
Jean Bua
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)