Form 10-K
period 2025-03-31
NETSCOUT SYSTEMS INC
filed 2025-05-15
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2024 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was approximately $1,504,536,501. As of May 7, 2025, there were 71,328,733 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

NETSCOUT SYSTEMS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2025

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
Risk Factor Summary
Our operating results and financial condition have varied in the past and may vary significantly in the future depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risk and uncertainties. The following factors are among many that could cause actual results to differ materially from those contained in or implied by forward-looking statements made in this report. These statements involve the risks and uncertainties identified below as well as additional risks and uncertainties that are not yet identified or that we currently think are immaterial but may also impact our business operations. Such factors are among many that may have a material adverse impact upon our business, results of operations, liquidity, and financial condition. These risks are more fully described in Part I, Item 1A. "Risk Factors". These risks include, but are not limited to, the following:

•Unfavorable and uncertain conditions in our industry, our customers' industries, the global economy, or reductions in information technology spending, could limit our ability to grow or maintain our business and negatively affect our results of operations.
•International trade policies, including trade protection measures such as tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
•Potential product vulnerabilities or critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services, or solutions could result in claims of liability against us, damage our reputation, or otherwise harm our business.
•If our products contain material errors or quality issues, such issues may be costly to correct, revenue may be delayed, we could be sued, and our reputation could be harmed.
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
•Failure to manage growth properly and to implement enhanced automated systems, including systems with AI, could adversely impact our business.
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
•Any current or future indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to any indebtedness could adversely affect our liquidity and financial condition.
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
•We are subject to stringent and evolving U.S. state, local, and federal, and foreign laws, regulations, and rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Our actual, or perceived failure to comply with such obligations (or such failure by third parties with whom we work) could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business, results of operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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

PART I

Item 1. Business
Overview
We are an industry leader with four decades of experience in providing service assurance and cybersecurity solutions that are based on our pioneering deep packet inspection technology at scale, which is used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments and the edges of their networks, the rapidly evolving cybersecurity threat landscape, artificial intelligence and business analytics advancements, and the 5G technology evolution in both the service provider and enterprise customer verticals.
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
Telecommunication Service Provider Markets
    Today's service providers are focused on delivering a compelling set of services and ensuring a high-quality user experience, while also striving to minimize operational complexity, control costs and improve automation. This, coupled with the challenge of internet protocol (IP) transformation activities and complex technologies such as 5G, Long-Term Evolution (LTE), Network Functions Virtualization (NFV), Internet Protocol Television (IP-TV), WiFi, Fixed Wireless Access (FWA) and cloud services drives the need for a more automated and unified approach to managing service delivery and the subscriber experience and protecting the mobile network. Our service provider solutions support an expanding range of use cases including:
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
Products Overview
    Since our founding in 1984, we have been an industry innovator in using IP-based network traffic to help organizations manage and optimize the delivery of services and applications over their networks, improve the end-user experience and protect networks from unwanted cybersecurity threats. Using our patented ASI technology, our solutions instantaneously convert network traffic data, often referred to as wire data, into high-value metadata, or "smart data". Our offerings can help customers quickly identify and troubleshoot network and application performance issues, defend their networks from DDoS and other cybersecurity attacks, and rapidly find and isolate advanced network threats. Our solutions are deployed by customers in one of four form factors: as integrated hardware and software appliance, as software only that is then integrated into commercial off-the-shelf hardware, in a virtualized environment as software only, or as a SaaS solution. Our solutions help our customers meet the increasing demands and an ever-changing technology landscape of IP networks, service, applications, and cybersecurity threats. To further elevate our value proposition and address the near- and long-term needs of customers and prospects, we have delivered major product upgrades across our product lines by integrating key functionality from acquired product lines, increasing the deployment flexibility of our solutions, and adding new features and capabilities that enable us to address a broader range of use cases. Our primary products can be categorized as follows:
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
Growth Strategy
The following are key elements in our growth strategy for fiscal year 2026:
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

During the fiscal years ended March 31, 2025 and 2024, no direct customers or indirect channel partners accounted for more than 10% of our total revenue. During the fiscal year ended March 31, 2023, one direct customer, Verizon, accounted for more than 10% of our total revenue, while no indirect channel partners accounted for more than 10% of our total revenue.
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
Key elements of our marketing strategy focus on thought leadership, market positioning, market education, go to market strategies, reputation management, demand generation, and the acceleration of our strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners. During fiscal year 2025, we continued to invest in the promotion of the NetScout brand related to service assurance and cybersecurity products in their respective markets. We expect to continue these initiatives during fiscal year 2026.
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
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at March 31, 2025 was $33.1 million compared to $6.8 million at March 31, 2024. Combined product backlog included fulfillable backlog of $25.1 million and $2.5 million at March 31, 2025 and 2024, respectively. Total backlog includes orders that were received late in the quarter and radio frequency propagation modeling projects, as well as multi-year enterprise license agreements. In some cases, we have begun these projects but have not yet hit billable milestones. At March 31, 2025 and 2024, deferred revenue contained a gross balance of $8.3 million and $1.2 million, respectively related to these radio frequency propagation modeling project orders.
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
Human Capital Management
We strive to remain a team of entrepreneurs, with the agility of a start-up and the sophistication of a global technology company. We believe that our culture is critical to our success and growth. Our Lean But Not Mean culture complements and augments our technology, exceptional talent, and forward-thinking innovation. "Lean" decision-making enables early resolution of tough choices and puts employees and the long-term success of the company first. We believe our commitment to our culture and values, a diverse workforce, talent development, and health and safety, and providing competitive total rewards motivates our employees around the world. Our Compensation Committee oversees our key human capital management strategies and programs and shares oversight of health and safety matters with the Nominating and Corporate Governance Committee of the Board of Directors.
Employees
At March 31, 2025, we had 2,123 employees worldwide – over 99% of whom were full time employees. Our employees are in 35 countries with 62% of our employees located in the United States.
Culture & Values
We believe that our company culture is critical to our success and growth. Our culture complements and augments our technology, exceptional talent, and forward-thinking innovation. As a result of our philosophy, we have pledged to be considerate, loyal and appreciative of our employees while also enacting decision-making processes and business strategies that result in efficient business outcomes.
We dedicate heightened attention to our mission as Guardians of the Connected World and this mission serves as a key component in our employee engagement program. We continuously communicate our mission, values, and goals to all of our global employees through town hall meetings that provide direct interaction with the CEO, and in-depth focus groups that support messaging from top executives. These meetings allow leaders to stay connected with all employees and ensure everyone is equipped with the knowledge and tools to align their efforts with our vision, mission and goals. The Nominating and Corporate Governance Committee oversees these efforts as part of its comprehensive review of environmental, social, and governance (ESG) matters and the Compensation Committee oversees NetScout's human capital management as related to culture and values as well.

Commitment to Workplace Culture
NetScout's commitment to workplace culture is important to our organizational excellence and complements our core values of performing with integrity, compassion, collaboration, and innovation. We embrace and encourage our employees' differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. Our ESG team includes members from multiple functional areas whose activities are overseen by our executive ESG Steering Committee, to foster transparent, merit-based, and consistent processes in employee engagement, onboarding, learning and development, policymaking, and career planning.
Talent Development
We invest in the ongoing development of our employees across the globe. As part of that program, we offer opportunities to identify leaders and develop and support all employees, including:
•Management and leadership development – to create leaders who provide direction, apply disciplined management practices, collaborate across functions, and understand the impact they have on others.
•Diversity management training – to support an inclusive workplace and foster consistent management practices across the globe.
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
Environmental, Social and Governance
We are committed to making a positive impact on the lives of our employees, in our surrounding communities, and for our customers and investors, and believe that effectively managing ESG matters is an important part of creating long-term value. As set out in its Charter, our Nominating and Corporate Governance Committee oversees our ESG program. The Nominating and Corporate Governance Committee meets regularly and reviews and advises on ESG strategy and apprises the full Board of Directors, which also considers our overall ESG program and strategy as well as its alignment with our mission. The Audit Committee also regularly reviews ESG-related topics such as enterprise risk management, our anticorruption program, ethics and compliance issues, supply chain issues including human rights protections, and data privacy and security. The Compensation Committee regularly reviews ESG-related topics such as talent development, human capital management, compensation, and leadership training.
The ESG Steering Committee, under the strategic direction of the Chief Executive Officer and chaired by our General Counsel, who also serves as our Chief ESG Officer, provides guidance and management oversight for the ESG program. The Office of ESG, chaired by our General Counsel, acting in his role of Chief ESG Officer, is responsible for the development and implementation of the ESG program. With representation across key business functions, the mandate of the Office of ESG is to consider our existing ESG efforts, understand stakeholder perspectives (including customers, investors, and employees among others), identify areas for improvement that align with our business, and monitors and reports on the progress of our program to hold ourselves accountable to our stakeholders and the broader community.
Our global ESG program aims to make a significant impact across various areas. We focus on reducing the environmental footprint of our operations and products. We promote a positive and engaged workplace culture through our Lean But Not Mean philosophy. We are committed to bridging the digital divide as Guardians of the Connected World. Additionally, we use our cybersecurity expertise to help our customers achieve network resiliency.

Government Regulation
As a company with global operations, we are subject to a variety of evolving regulatory requirements in the countries in which we operate or in which we offer our service assurance and cybersecurity solutions, including, among other things, data privacy, AI, information security, export, antibribery, and other legal, regulatory and compliance requirements. In the ordinary course of business, we may collect, receive, use, store, generate, transfer, dispose of, transmit, share, and process (collectively, "process") sensitive, proprietary, and confidential information, including personal information, business data, trade secrets, intellectual property, and confidential third-party data (collectively, "sensitive data"). Accordingly, we may be subject to numerous data privacy and security obligations, including federal, state, and local laws, regulations, industry standards, guidance, and other obligations related to data privacy and security. Additionally, to the extent we collect personal information from individuals outside of the United States, we are, or may become, subject to foreign data privacy and security laws, such as the European Union's General Data Protection Regulation ("EU GDPR"). Foreign data privacy and security laws impose significant and complex compliance obligations on entities that are subject to those laws.
We are also subject to global laws and regulations that govern or restrict our business and activities in certain countries and with certain persons, including the U.S. Commerce Department's Export Administration Regulations and economic and trade sanctions regulations maintained by the Office of Foreign Asset Control (OFAC), as well as anti-bribery and anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act.
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

Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business, including our results of operations, liquidity, and financial condition.
Because of the following factors, as well as other variables affecting our results of operations, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to Our Business and Industry
Unfavorable and uncertain conditions in our industry, our customers' industries, the global economy, or reductions in information technology spending, could limit our ability to grow or maintain our business and negatively affect our results of operations.
Unfavorable and uncertain conditions in the economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, high interest rates, inflation, bank failures, international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), political turmoil, a shifting regulatory landscape, changes in government spending patterns, natural catastrophes, outbreaks of contagious diseases, warfare, including in Ukraine, and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business and our results of operations. In addition, we serve certain industries that have historically been cyclical and have experienced periodic downturns that have had a material adverse impact on demand for the products, software, and services that we offer. Many of our customers are concentrated in certain industries, including financial services, public sector, healthcare, and the service provider market. Furthermore, consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.
International trade policies, including trade protection measures such as tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
The recent announcements of new tariffs and restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Although our current business model is not directly reliant on the import or export of physical goods, trade policies may indirectly adversely impact our business and operations. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our products and services or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.
Trade disputes, trade restrictions, tariffs, and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.
While we continue to monitor international trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn or escalation in trade tensions could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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
If our products contain material errors or quality issues, such issues may be costly to correct, revenue may be delayed, we could be sued, and our reputation could be harmed.
Our products are inherently complex, and, despite our quality assurance processes and testing by our customers and us, errors or quality issues may be found in our products after commencement of commercial shipments, especially when products are first introduced or when new versions are released. These errors may result from components supplied by third parties incorporated into our products, which makes us dependent upon the cooperation and expertise of such third parties for the diagnosis and correction of such errors. If errors are discovered, we may not be able to correct them in a timely manner or at all. In addition, we may need to make significant expenditures to eliminate errors and failures. Material errors and failures in our products could result in loss of or delay in market acceptance of our products and could damage our reputation. Regardless of the source of these defects or errors, we may need to divert the attention of our engineering personnel from our product development efforts to address the detection and correction of these errors and defects. If one or more of our products fail, a customer may assert warranty and other contractual claims for substantial damages against us. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and harm the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results, and financial condition could be adversely impacted.
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
Cyber-attacks, malicious internet-based activity, fraud, and similar activities threaten the confidentiality, integrity, and availability of our sensitive, proprietary, and confidential information, including personal information, business data, trade secrets, intellectual property, and confidential third-party data, and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists" promoting certain causes, organized criminal threat actors, personnel (such as through theft or misuse or unintentional disclosure), sophisticated nation states, and nation-state-supported actors.
Increasingly, cyber-attacks are being used for geopolitical reasons and in conjunction with military conflicts and defense activities to drive strategic advantages for nation states and their supporters. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including phishing attacks), malicious code (such as viruses and worms), malware (including advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or human error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, telecommunications failures, and other similar threats, including attacks enhanced or facilitated through the use of Artificial Intelligence ("AI"). Severe ransomware attacks are also prevalent and could lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds for us and our customers.
In addition, some of our customers are subject to the EU's Digital Operational Resilience Act and similar UK regulatory requirements on operational resilience which may obligate such customers to impose contractual provisions on us, including certain mandatory third-party risk management provisions. If we fail to materially comply with these contractual requirements, we may be subject to investigations, audits or other adverse consequences.
Additionally, future or past business transactions could expose us to additional cybersecurity risks, as our systems could be negatively affected by vulnerabilities present in acquired or integrated systems or technologies. Security issues not previously discovered during due diligence may arise in such systems or technologies.
Our reliance on third parties could also introduce cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations due to security incidents or other interruptions they experience. For example, we rely on third parties and technologies to operate some of our business systems and process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other information systems. We also rely on third-party service providers to provide other products, services, or parts to our customers. While we have instituted a third-party risk management process that is designed to account for third party specific risks, our ability to monitor these third parties' information security practices is limited. Third parties may not sufficiently maintain their information security measures or may change them without our knowledge or delay notification to us in a timely manner. If the third parties we rely on are subject to a security breach or otherwise suffer disruptions that affect the services we use, the integrity and availability of our internal information could be compromised causing the loss of confidential or proprietary information, damage to our reputation, and economic loss. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties' infrastructure in our supply chain or the supply chains of third parties with whom we work have not been compromised. While we may be entitled to damages if a third party with whom we work fails to satisfy their data privacy or security-related obligations to us, we cannot be certain that our applicable contracts with these third parties will adequately limit our data privacy or security-related liability to them or others, be sufficient to allow us to obtain indemnification or recovery from them, or be sufficient to cover all or any of our damages.
Although we have multiple and layered controls and security measures designed to prevent, detect and respond to cyberattacks, experienced computer hackers are increasingly organized and sophisticated, and we cannot guarantee that our security measures will be sufficient to protect against unauthorized access to our IT networks, software and systems. Malicious attack efforts operate on a large-scale and sometimes offer targeted attacks as a paid-for service. In addition, the techniques used to obtain access or sabotage networks change frequently, and we may be unable to anticipate such techniques, implement adequate preventative measures, or detect and stop security breaches that may arise from such techniques. As a provider of security solutions, we may be a more attractive target for such attacks. Other individuals or entities, including personnel or vendors, may also intentionally or unintentionally provide unauthorized access to our IT environments.
While we take steps to detect, mitigate, and remediate vulnerabilities in our information systems (such as hardware and/or software), vulnerabilities could be exploited and result in a security incident. We rely on third parties for vulnerability reporting including severity assessments that help prioritize patching. We may not, however, detect or remediate all such vulnerabilities including on a timely basis.
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
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents, or take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.
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
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
The market for application and network performance management, service assurance, cybersecurity solutions, and business intelligence is highly competitive and characterized by rapid changes in technology, including AI, evolving industry standards, changes in customer requirements, a current high level of and increasing competition, and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in technologies, new application technologies, new security risks and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products and solutions or could render our existing or planned products and services less competitive or obsolete. We must address demand from our customers for advancements in our products and services applications to support our customers' growing needs and requirements in complex networks. To meet this challenge and remain competitive in the market, we must introduce new enhancements and additional form factors to our existing product lines and service offerings. If we are unable to develop, introduce and communicate new network and application performance management and service assurance products, network security products, business intelligence products, and solutions or enhancements to existing products in a timely and successful manner, this inability could have a material and adverse impact on our business, operating results and financial condition.
As our success depends in part on our ability to develop product enhancements and new products and solutions that keep pace with continuing changes in technology, cyber risk and customer preferences, we must devote significant resources to research and development, development and introduction of new products and enhancements on a timely basis, and obtaining market acceptance for our existing products and new products. We have introduced and intend to continue to introduce new products and solutions, including ongoing migration to "software as a service" as well as cybersecurity products. If the introduction of these products and solutions is significantly delayed or if we are unsuccessful in bringing these products and solutions to market, our business, operating results, and financial condition could be materially and adversely impacted. We are developing and are already deploying a number of new products as well as enhancements to our existing products and offerings, as well as additional software only solutions and products available in multiple form factors for most of our existing solutions.
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
Specific components that are necessary for the hardware assembly of our instruments are obtained from separate sole source suppliers or a limited group of suppliers, including some with operations in locations with geopolitical uncertainty. These components include our network interface cards and proprietary hardware. Our reliance on sole or limited suppliers involves several risks, a lack of control over the manufacturing process and inventory management, potential inability to obtain an adequate supply of required components, and the inability to exercise control over pricing, quality and timely delivery of components. For most of our products, we do not have the internal manufacturing capabilities to meet our customers' demands so we rely on third parties to supplement our capabilities. It is our practice to mitigate these risks by partnering with key suppliers, including distributors, to establish a variety of supply continuity practices. These practices may include, among other approaches, establishing buffer supply requiring suppliers to maintain adequate stocks of materials and use-based and kanban programs to set supply thresholds. We also maintain escrow arrangements for certain technologies. Where possible, we use widely available off-the-shelf hardware and work with large suppliers with multiple factories in diverse geographies. However, failure of supply, including because of a public health crisis, geopolitical conflicts, terrorism or war, tariffs and associated trade wars, sanctions or embargoes, or failure to execute effectively on any of our risk mitigation practices could result in our inability to obtain adequate supply or deliveries or to ship our products on a timely basis or at all. Moreover, if we are unable to continue to acquire from these suppliers on acceptable terms or should any of these suppliers cease to supply us with components for any reason, we may not be able to identify and integrate an alternative source of supply in a timely fashion or at the same costs. Any transition to one or more alternate manufacturers could result in significant delays, operational problems, and increased costs, and may limit our ability to deliver our products to our customers on time for such transition period or, in extreme circumstances, at all. These risks could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.
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
We derive nearly all our revenue from the sale of products and services that are designed to allow our customers to ensure the delivery of services through management of the performance and network security of applications across IP networks. We have expanded our operations in the past through acquisitions and organic growth and may continue to expand them in the future to gain share in the evolving markets in which we operate. Therefore, we must be able to predict the appropriate features and prices for future products to address the market, the optimal distribution strategy, and the future changes to the competitive environment. For us to be successful, our potential customers must recognize the value of more sophisticated application management and network security solutions, decide to invest in the management of their networked applications and adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results, and financial condition. Additionally, businesses may choose to outsource the operations and management of their networks to managed service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.

Failure to manage growth properly and to implement enhanced automated systems, including systems with AI, could adversely impact our business.
The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. Additional growth will place significant demands on our management, infrastructure, and other resources. To manage further growth effectively, we must increase management depth and enhance succession planning. It is also important to our continued success that we hire qualified employees, properly train them and manage out poorly performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful at these efforts, our growth and operations could be adversely affected, and we may not be able to achieve our near- and long-term financial or operational goals. We will also need to maintain and continually improve our financial and management controls, reporting systems, and procedures as our business grows and evolves over time. If we are unable to manage our growth effectively, our costs, the quality of our products, the effectiveness of our sales organization, our ability to attract and retain key personnel, our business, our operating results and financial condition could be materially and adversely impacted. To manage our growth effectively, we may need to implement new or enhanced automated infrastructure technology and systems, including systems with AI.
Any disruptions or ineffectiveness relating to our systems implementations and enhancements could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, and otherwise run our business.
As our business evolves, we must also expand and adapt our information technology (IT) and operational infrastructure. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems. These systems have become increasingly complex due to the complexity of our business and acquisitions of new businesses with different systems. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes, customer relationship management systems, and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly, and they may require employees to dedicate a significant amount of time to implement. If we are unable to adapt our systems and organization in a timely, efficient, and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.
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
Our future growth and success may require us to increase the number and use of our indirect sales efforts through our distributors and channel partners and to leverage those relationships to expand these distribution channels and to develop new indirect distribution channels to increase revenue. Our channel partners have no obligation to purchase any products from us. Some of our distribution and channel partners also distribute and sell competitive products and services and the reduction in sales of our products by these partners could materially reduce our revenues. In addition, they could internally develop products that compete with our solutions or partner with our competitors and bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop relationships with new partners in new markets, expand and manage our existing partner relationships, the unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships or experienced personnel could have a material and adverse impact on our business, operating results and financial condition. Sales to customers outside the United States accounted for 43%, 43%, and 36% of our total revenue for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
The need to develop such relationships can be particularly acute in areas outside of the U.S. Recruiting and retaining qualified channel partners and training them in the use of our technology and services and ensuring that they comply with our legal and policy requirements requires significant time and resources throughout the relationship. If we are unable to devote the time necessary to retain and train such channel partners, our revenues could be negatively impacted.
Our business and operations, and the operations of our customers, partners, and/or suppliers, may be adversely affected by epidemics and pandemics.
We face risks related to epidemics, pandemics, and other outbreaks of communicable diseases that adversely affect the commercial activity, economies, financial markets, and communities in which we and our customers, suppliers and other business partners operate. An epidemic, pandemic, or other outbreak of communicable diseases poses the risk that we, our customers, suppliers, and other business partners may be disrupted or prevented from conducting normal business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairment of business activities. Our business continuity plans and processes may not anticipate or plan for every potential risk scenario for the outbreak of an epidemic or pandemic and our customers, suppliers, and other business partners may not have similarly robust continuity plans and processes in place.
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
To the extent a future epidemic or pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to the estimates made for our critical accounting policies, and the operation of internal controls over such estimates, as well as on our liquidity and on our ability to satisfy any indebtedness obligations and debt covenants.
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
Our business is heavily dependent on our intellectual property. We rely upon a combination of patent, copyright, trademark and trade secret laws and registrations and non-disclosure and other contractual and license arrangements to protect our intellectual property rights. The reverse engineering, unauthorized copying, or other misappropriation of our intellectual property, including intentionally or unintentionally through AI, could enable third parties to benefit from our technology without compensating us or make claims on our intellectual property. Furthermore, the laws of some foreign jurisdictions do not offer the same protections for our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products in those countries. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management's attention from growing our business. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation or loss of proprietary information, or that we will be able to detect unauthorized use by third parties and take appropriate steps to enforce our intellectual property rights. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products and eventually harm our operating results.
Others may claim that we infringe on their intellectual property rights.
We have and may continue to be subject to claims by others, whether valid or not, that our products infringe on their intellectual property rights, patents, copyrights, or trademarks. Further, intellectual property issues, such as ownership, copyright, and patentability, have not been fully settled with respect to AI technology. These claims, whether valid or not, could require us to spend significant sums in litigation, pay damages or royalties, delay product shipments, reengineer our products, rename our products and rebuild name recognition or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms or secure them at all, which could force our customers to stop using our products, or in the case of resellers and others, stop selling our products. In some instances, we have defended against specious patent infringement claims by non-practicing or patent assertion entities, which ultimately achieved successful outcomes. In some cases, we have agreed to contract terms that indemnify our customers and partners if our products or technology infringe or misappropriate third party intellectual property rights; therefore, we could become involved in litigation or claims brought against our customers or partners if our products or technology are the subject of such allegations. Any of these claims or resulting events could have a material and adverse impact on our business, operating results, and financial condition.

Risks Related to Our Liquidity and Financial Condition
Any current or future indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to any indebtedness could adversely affect our liquidity and financial condition.
We are party to a Third Amended and Restated Credit Agreement, which provides for a five-year $600.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the new credit facility for working capital purposes (including to finance the repurchase of common stock). The commitments under the Third Amended and Restated Credit Agreement will expire on October 4, 2029, and any outstanding loans will be due on that date. As of the date of this report, we did not have any amounts outstanding under the Third Amended and Restated Credit Agreement. Our debt level can have negative consequences, including exposing us to future interest rate risk. We may incur significantly more debt in the future, and there can be no assurance that our cost of funding will not substantially increase. Our current revolving credit facility also imposes certain restrictions on us; for a more detailed description please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon an event of default, for example, the administrative agent, with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans outstanding and enforce certain other remedies under the Third Amended and Restated Credit Agreement and other loan documents, which would adversely affect our liquidity and financial condition. If we take on additional indebtedness, the risks described above could increase.
Any failure to meet our debt obligations could damage our business.
Our ability to meet our obligations under the Third Amended and Restated Credit Agreement will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to remain profitable, or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by limiting or prohibiting our ability to obtain financing for additional capital expenditures, acquisitions and general corporate purposes. In addition, if we are unable to make payments as required under the Third Amended and Restated Credit Agreement, we would be in default under the terms of the loans, which could seriously harm our business. If we incur significantly more debt, this could intensify the risks described above.
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
•acquiring additional bank debt;
•issuing debt securities; or
•obtaining lease financings.
However, we may not be able to obtain additional capital when we want or need it, or capital may not be available on satisfactory terms, including in light of current macroeconomic conditions, such as heightened inflation and increasing interest rates, stock price volatility, and the risk of a potential recession. Furthermore, any additional capital may have terms that adversely affect our business, such as new financial or operating covenants, or that may result in dilution to our stockholders.
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
We operate in global markets where there is intense competition for experienced personnel. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective professionals and to attract and retain talent needed to execute our business strategy. Our future success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly executives, sales and marketing personnel, software engineers, and technical support personnel. The complexity of our products, software systems and services require highly trained professionals. The labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding. If we are unable to attract and retain the highly skilled technical personnel that are integral to our sales, marketing, product development and technical support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material and adverse impact on our business, operating results, and financial condition.
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
Loss of key personnel or a failure of our succession plan could adversely impact our business. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our President, Chief Executive Officer, and co-founder, and our other key executive officers and senior managers to work effectively as a team. Effective succession planning is also important for our long-term success. For example, on May 8, 2025, we announced the retirements from their roles of Ms. Bua, our Chief Financial Officer, and Mr. Szabados, our Chief Operating Officer, each to be effective May 31, 2025, and the appointments of Mr. Piazza as our new Chief Financial Officer and Mr. Munshi as our new Chief Operating Officer, each to be effective on June 1, 2025. Failure to ensure effective transfers of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. The loss of one or more of our key personnel could have a material and adverse impact on our business, operating results, and financial condition. We must, therefore, continuously plan for and manage the succession of key executives due to retirement, illness, or competitive offers.
Our business is subject to evolving ESG laws, regulations and expectations that could expose us to numerous risks, including risks to our reputation, business, financial performance and growth.
We and our suppliers are subject to, and may become subject to, evolving laws and regulations pertaining to identifying, measuring, and reporting ESG matters. In addition, regulators, customers, investors, employees and other stakeholders remain focused on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, expense and management time and attention spent complying with or meeting such regulations and expectations. We also communicate certain ESG initiatives and goals in our public disclosures. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail or are perceived to have failed to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. However, the lack of harmonization in the ESG legal and regulatory landscape across the jurisdictions in which we operate may subject us to enhanced compliance risks and costs. In the U.S., efforts targeting diversity, equity, and inclusion programs and ESG efforts whether through legislation, policies, investigations, litigation, and regulatory scrutiny could result in the Company facing additional obligations, becoming the subject of investigations or enforcement actions, or sustaining reputational harm.
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
The service assurance, application performance management, network security, cybersecurity and business intelligence markets are highly competitive, rapidly evolving, and fragmented markets that have overlapping technologies and competitors, both large and small, and we expect increasing competition on solutions offerings and pricing. We believe customers make service management system, network security, cybersecurity and business intelligence purchasing decisions based primarily upon the following factors:
•product and service performance, functionality and price;
•timeliness of new product and service introductions;
•network capacity;
•ease of installation, integration, and use;
•customer service and technical support;
•name and reputation of vendor;
•quality and value of the product and services; and
•alliances with industry partners.
We compete with a large and growing number of providers of service assurance, application performance management solutions, network security offerings and network traffic analyzers and probes, as well as with providers of business intelligence services. In addition, leading network equipment, network security and service assurance and application technology vendors offer their own management solutions, including products which they license from other competitors. Some of our current and potential competitors have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Other competitors may take greater advantage of emerging new technologies and applications to compete with us. In addition, some of our customers develop their own in-house solutions to meet their technological needs. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets in which we operate. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Therefore, given their larger size and greater resources, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements, including by lowering prices to attract our customers, and may be less dependent on key industry events to generate sales for their products.

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
We could be materially adversely affected by increased regulation of the Internet and Internet commerce in any country where we operate, as well as access to or commerce conducted on the Internet. Further, governments may change or increase regulation or restriction of sales, licensing, distribution, and exporting or importing of certain technologies to certain countries. The adoption of additional regulation of the Internet and Internet commerce could decrease demand for our products, and, at the same time, increase the cost of selling our products, which could have a material and adverse effect on our financial condition and results of operations. Failure to comply with governmental laws and regulations related to evolving technologies, such as AI, could harm our business. Our business is subject to regulation by various federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations may also impact our innovation and business drivers in developing or using new and emerging technologies, including those related to AI and machine learning. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, lost profits, fines, damages, civil and criminal penalties, injunctions or other consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, reputation, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources.
We are subject to stringent and evolving U.S. state, local, and federal, and foreign laws, regulations and rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Our actual, or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business, results of operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. The regulatory framework for data privacy and security issues worldwide has and will continue to evolve, and as a result, legal requirements and enforcement practices are likely to continue to impact business requirements regarding the processing of sensitive data. In many jurisdictions, enforcement activities and consequences for noncompliance are rising.
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
In the past few years, numerous U.S. states have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information, such as the right to access, correct, or delete certain personal information. As applicable, the exercise of these rights may impact our business and ability to provide our products and services. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, applies to personal information of consumers, business representatives, and employees who are California residents and provides for fines for intentional violations and allows private litigants affected by certain data breaches to recover significant statutory damages. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.
Outside the United States, a number of laws, regulations, and industry standards also govern data privacy and security. These and other obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. For example, the EU GDPR, the United Kingdom's GDPR and similar laws in other countries impose strict requirements for processing personal information. Preparing for and complying with these obligations requires us to devote considerable resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf.
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
We publish policies, marketing materials and other statements regarding our data privacy and security compliance activities. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be inaccurate, misleading, or incomplete we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
In addition to anti-bribery and anti-corruption laws, we are also subject to the export and re-export control laws of the U.S., including the U.S. Export Administration Regulations (EAR) and the Office of Foreign Asset Control (OFAC), as well as to U.S. and state and local government contracting laws, complex procurement rules and regulations, and may be subject to government contracting laws of other countries in which we do business. If we or our distributors, resellers, agents, or other intermediaries fail to comply with the FCPA, the EAR, OFAC, or U.S. or state and local government contracting laws, or the anti-corruption, export or governmental contracting laws of other countries, governmental authorities in the U.S. or other countries could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct including suspension or debarment from future government business, and on our ability to offer our products and services in one or more countries. Such violations could also adversely affect our reputation with existing and prospective customers, which could negatively impact our operating results and growth prospects.
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
We are subject to income tax in local, national, and international jurisdictions. In addition, our products are subject to import and excise duties and/or sales or value-added taxes ("VAT") in many jurisdictions. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. Additionally, changes in or the improper application of import and excise duties and or sales taxes or VAT may negatively impact our operating results. There can be no assurance as to the outcome of these examinations. Fluctuations in tax rates and duties, changes in tax legislation or regulation or adverse outcomes of these examinations could have a material adverse effect on our results of operations, financial condition, and cash flows.
There is increased uncertainty with respect to tax policy, continuing trade agreements, and trade relations between the U.S. and other countries. Major developments in tax policy or trade relations, such as the imposition of unilateral or retaliatory tariffs or international sanctions on imported products, could have a material adverse effect on our results of operations, financial condition, and cash flows.
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
In the normal course of business, we employ various hedging strategies to partially mitigate these risks, including the use of derivative instruments. These strategies may not be effective in fully protecting us against the effects of fluctuations from movements in foreign exchange rates, including the increased volatility in foreign exchange rates relating to the war in Ukraine, future global pandemics and other events. Fluctuations of the foreign exchange rates could materially adversely affect our business, financial condition, operating results, and cash flow.
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
We consider accounting policies related to revenue recognition, and valuation of goodwill to be critical in fully understanding and evaluating our financial results. Management makes judgments and creates estimates when applying these policies. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges or impair assets that could adversely impact our business. As a result, our operating results and financial condition could be materially and adversely impacted in future periods.
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
Our Cybersecurity Executive Council ("Council"), which is led by the Chief Information Security Officer ("CISO") and includes our Chief Information Officer ("CIO"), Chief Operating Officer ("COO"), General Counsel ("GC"), Chief Compliance Officer ("CCO"), SVP of Research & Development, Senior Director of Engineering, SVP of Global Services Operations, and AVP of Engineering, oversees NetScout's cybersecurity program, including strategy, threats, risks, and mitigations. The CISO, who reports to the CIO, and the Senior Director of Engineering, who reports to the SVP of Research and Development, with oversight by the Council, work to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and NetScout's risk profile using various methods such as implementing manual and automated tools, subscribing to services that identify cybersecurity threats, analyzing reports of certain threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, conducting audits and threat assessments, conducting vulnerability assessments to identify vulnerabilities, and engaging in tabletop incident response exercises.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, among other things: incident response, identity and access management, vulnerability management, logging and systems monitoring, disaster recovery and business continuity plans; risk assessments; encryption of certain data; network security controls for certain systems; data segregation and access controls for certain systems; physical security measures; asset management; annual employee training; certain testing; and IT and software development lifecycle training. NetScout also employs certain proprietary detection tools, enabling enhanced visibility and warning systems in response to certain cybersecurity threats.
We also use third-party service providers to assist us from time to time to identify, assess, audit and manage material risks from cybersecurity threats, including professional services firms, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers and certain testing firms.
We use third-party service providers to perform a variety of other functions throughout our business, such as application providers, hosting companies, and supply chain resources (such as shipping). We have a vendor management program to manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve risk assessments, data privacy and security questionnaires, risk assessments, and imposition of cybersecurity-related contractual obligations on the vendor.
Our risk-based assessment and management of material risks from cybersecurity threats are integrated into NetScout’s overall risk management processes. Cybersecurity risks are addressed as a component of NetScout’s enterprise risk management program and our enterprise risk management processes include an Enterprise Risk Management Steering Committee ("Steering Committee"), led by the CCO and includes all members of the Council as well as other members of management, that meets quarterly and considers ways to mitigate cybersecurity threats that are more likely to lead to a material impact to our business. The Steering Committee evaluates material risks from cybersecurity threats against our overall business objectives and provides a risk register report to the Audit Committee of the Board of Directors, which evaluates our overall enterprise risk.
Governance
Our Board of Directors addresses NetScout's cybersecurity risk management as part of its oversight function. The Board of Directors' Audit Committee is responsible for overseeing NetScout's cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. Our Council, in turn, oversees management's cybersecurity efforts.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of NetScout's management, including our CISO, who reports to the CIO and has over 25 years of experience, the CCO, who reports to the General Counsel, and the Senior Director of Engineering, who reports to the SVP of Research and Development, for security.
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
Our cybersecurity incident response policy and plan are designed to escalate certain cybersecurity incidents to a Security Incident Response Team ("SIRT"), comprised of the CIO, CISO, GC, CCO and Senior Director of Engineering. The SIRT works with NetScout’s incident response team to help NetScout mitigate and remediate cybersecurity incidents of which they are notified. In addition, NetScout's incident response plan includes reporting to the CEO and Chair of the Audit Committee of the Board of Directors for certain cybersecurity incidents. NetScout's Cybersecurity Disclosure Committee, which includes the SIRT and the Chief Financial Officer, assess the materiality of cybersecurity incidents for potential disclosure requirements according to an escalation process defined in NetScout's Cybersecurity Protocol for Disclosure Controls and Procedures.
The Board of Directors receives quarterly reports from the CISO and CIO concerning NetScout's significant cybersecurity threats and risk and the processes NetScout has implemented to address them. The Board of Directors also receives various reports, summaries and presentations related to cybersecurity strategy, threats, risk and mitigation.
To date, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. For a description of the risks from cybersecurity threats that may materially affect NetScout and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report.
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
Stockholders
At May 7, 2025, we had 74 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 24,000.
Stock Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.
The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five-year period from March 31, 2020 through March 31, 2025 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq U.S. Benchmark Computer Services TR Index. The comparison assumes $100 was invested on March 31, 2020 in our common stock or in the Nasdaq Composite Index, or the Nasdaq U.S. Benchmark Computer Services TR Index, as applicable, and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100

$300
$250
$200
$150
$100
$50
$0
3/20
3/21
3/22
3/23
3/24
3/25
NetScout Systems, Inc.
NASDAQ Composite – Total Returns
NASDAQ US Benchmark Computer Services TR Index

	3/31/2020	3/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025
NetScout Systems, Inc.	$100.00	$118.97	$135.51	$121.01	$92.24	$88.72
Nasdaq Composite – Total Returns	$100.00	$173.40	$187.36	$162.49	$219.49	$233.47
Nasdaq US Benchmark Computer Services TR Index	$100.00	$156.36	$161.07	$135.40	$171.22	$187.44
Dividend Policy
In fiscal years 2025 and 2024, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth, to pay down our debt, and to fund our stock buyback program further described under "Liquidity and Capital Resources" in Item 7. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended March 31, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
1/1/2025 - 1/31/2025	5,027	$22.60	—	23,023,279
2/1/2025 - 2/28/2025	551	24.09	—	23,023,279
3/1/2025 - 3/31/2025	250	21.50	—	23,023,279
Total	5,828	$22.69	—	23,023,279

(1)We purchased an aggregate of 5,828 shares transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized in May 2022 (2022 Share Repurchase Program).

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the audited consolidated financial information and the notes thereto included in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to the factors discussed in Item 1A. "Risk Factors" and elsewhere in this Annual Report. These factors may cause our actual results to differ materially from any forward-looking statement. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Annual Report.
Overview
We are an industry leader with four decades of experience in providing service assurance and cybersecurity solutions that are based on our pioneering deep packet inspection technology at scale, which is used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and to protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments and the edges of their networks, the rapidly evolving cybersecurity threat landscape, artificial intelligence and business analytics advancements, and the 5G technology evolution in both the service provider and enterprise customer verticals.
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
Global and Macroeconomic Conditions
We continue to closely monitor current global and macroeconomic conditions, including the impacts of the ongoing wars in Ukraine and the Middle East, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, international trade relations (including trade protection measures, such as tariffs and other trade barriers), and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our business, customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic conditions remain uncertain. In response to the war in Ukraine, we ceased business operations in Russia, including sales, support on existing contracts and professional services. The macroeconomic environment remains challenging with constrained customer spending and we expect this to persist during fiscal year 2026. As a result, we have continued our efforts to manage discretionary costs and align spending with the current environment while we continue to execute on our long-term strategic plans.
Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, based on covenant levels at March 31, 2025, we had an incremental $600 million available to us under our revolving credit facility.
Results Overview
Total revenue decreased $6.8 million for the fiscal year ended March 31, 2025 as compared to total revenue for the fiscal year ended March 31, 2024. In the aggregate, the decline was primarily attributable to the Test Optimization business (TO Business) we divested in September of 2024. Additionally, fiscal year 2024 benefited from approximately $48 million of backlog-related revenue that created a headwind for fiscal year 2025 and a challenging comparison. Adjusting for these two factors, revenue would have increased on a year-over-year basis. The decrease in total revenue for the fiscal year ended March 31, 2025 as compared to total revenue for the fiscal year ended March 31, 2024 reflected lower revenue from both service provider and enterprise customers from service assurance offerings, including radio frequency propagation modeling projects, due to industry-specific capital spending constraints, as well as a decrease in revenue from service provider customers from cybersecurity offerings, partially offset by an increase in revenue from enterprise customers from cybersecurity offerings.
Our gross profit percentage increased by one percentage point to 78% during the fiscal year ended March 31, 2025 as compared with the fiscal year ended March 31, 2024 primarily due to lower employee-related expenses in fiscal year 2025.
Net loss for the fiscal year ended March 31, 2025 was $366.9 million, as compared with net loss for the fiscal year ended March 31, 2024 of $147.7 million. The increase of $219.2 million in net loss was primarily due to a $209.7 million increase in goodwill impairment charges, a $20.1 million increase from restructuring charges, a $6.8 million decrease in revenue, a $6.7 million increase in expenses related to trade shows, user conferences, and other events, a $5.6 million decrease in other income mainly due to the change in fair value of a foreign equity investment, a $5.6 million increase in legal fees mainly due to a favorable decision related to the Packet Intelligence LLC appeal recorded during the fiscal year ended March 31, 2024, a $3.8 million gain on the divestiture of the TO business recognized in fiscal year 2024, a $2.5 million increase in commissions expense, a $2.0 million increase from software licenses, and a $1.6 million increase in other marketing related expenses. These increases to net loss were partially offset by a $21.0 million net decrease in employee related expenses as a result of a decrease in headcount, partially offset by an increase in variable incentive compensation, a $7.0 million decrease in amortization expense of intangible assets, a $4.0 million decrease from depreciation expense, a $1.9 million decrease in advertising expense, a $1.6 million decrease in rent and other facilities related costs, a $1.5 million decrease in interest expense, a $1.3 million decrease in direct material costs, a $1.3 million decrease in the cost of materials used to support customers under service contracts, and a $1.1 million increase in interest income.
At March 31, 2025, we had cash, cash equivalents, and marketable securities and investments (current and non-current) of $492.5 million. This represents an increase of $68.4 million compared to the fiscal year ended March 31, 2024. This increase was primarily due to $217.7 million of net cash provided by operations, partially offset by a net $100.0 million used to repay long-term debt, $25.3 million used to repurchase shares of our common stock, $13.9 million used for tax withholdings on restricted stock units, $5.4 million used for capital expenditures, $2.8 million used for the payment of debt issuance costs, and $1.3 million used to acquire technology licenses during the fiscal year ended March 31, 2025.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (Non-GAAP EBITDA) from operations. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation expense, and acquisition-related depreciation expense. Non-GAAP income from operations includes the aforementioned adjustments and also removes restructuring charges, goodwill impairment charges, gain on the divestiture of a business, and legal (benefit) expense related to civil judgments. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, and also removes loss on extinguishment of debt, and change in fair value of derivative instrument, net of related income tax effects. Non-GAAP diluted net income per share includes the foregoing adjustments related to non-GAAP net income. Non-GAAP EBITDA from operations includes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
These non-GAAP measures are not prepared in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP (revenue, gross profit, operating margin, net income and diluted net income per share), and may have limitations because they do not reflect all our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP.
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
The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the fiscal years ended March 31, 2025, 2024 and 2023, respectively (dollars in thousands, except for per share data):

	Fiscal Year Ended March 31,
	2025	2024	2023
Revenue	$822,679	$829,455	$914,530

GAAP gross profit	$643,944	$642,043	$691,432
Share-based compensation expense	9,806	10,229	8,415
Amortization of acquired intangible assets	3,978	6,549	9,284
Acquisition related depreciation expense	6	12	22
Non-GAAP gross profit	$657,734	$658,833	$709,153

GAAP income (loss) from operations	$(367,602)	$(149,826)	$77,664
Share-based compensation expense	64,785	70,799	61,986
Amortization of acquired intangible assets	50,418	56,886	64,674
Restructuring charges	20,500	—	1,782
Goodwill impairment	426,967	217,260	—
Acquisition related depreciation expense	47	119	241
Gain on divestiture of a business	—	(3,806)	—
Legal (benefit) expense related to civil judgments	—	(4,380)	476
Non-GAAP income from operations	$195,115	$187,052	$206,823

GAAP net income (loss)	$(366,922)	$(147,734)	$59,648
Share-based compensation expense	64,785	70,799	61,986
Amortization of acquired intangible assets	50,418	56,886	64,674
Restructuring charges	20,500	—	1,782
Goodwill impairment	426,967	217,260	—
Acquisition-related depreciation expense	47	119	241
Gain on divestiture of a business	—	(3,806)	—
Loss on extinguishment of debt	1,134	—	—
Legal (benefit) expense related to civil judgments	—	(4,380)	476
Change in fair value of derivative instrument	—	(206)	1,380
Income tax adjustments	(36,503)	(29,828)	(30,626)
Non-GAAP net income	$160,426	$159,110	$159,561
GAAP diluted net income (loss) per share	$(5.12)	$(2.07)	$0.82
Per share impact of non-GAAP adjustments identified above	7.34	4.27	1.36
Non-GAAP diluted net income per share	$2.22	$2.20	$2.18

GAAP income (loss) from operations	$(367,602)	$(149,826)	$77,664
Previous adjustments to determine non-GAAP income from operations	562,717	336,878	129,159
Non-GAAP income from operations	195,115	187,052	206,823
Depreciation excluding acquisition related	13,321	17,981	21,003
Non-GAAP EBITDA from operations	$208,436	$205,033	$227,826

Critical Accounting Policies and Estimates
We consider accounting policies and estimates related to revenue recognition, and valuation of goodwill to be critical in fully understanding and evaluating our financial results. We apply significant judgment and create estimates when applying these policies.
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
Product revenue is typically recognized upon fulfillment, provided a legally enforceable contract exists, control has passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software, and collection of the related receivable is probable. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. Our service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support, stand-ready SaaS solutions and other professional services including consulting and training. We generally provide software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates, bug fixes and hardware repair and replacement. Consulting services are recognized upon delivery or completion of performance depending on the terms of the underlying contract. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.
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

Valuation of Goodwill
Goodwill is not amortized but subject to annual impairment tests; or more frequently if events or circumstances occur (a "Triggering Event") that would indicate the fair value of our reporting unit is below its carrying value. We perform the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise.
Reporting units are determined based on the components of a company's operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. We have one reporting unit.
To test impairment, we first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that goodwill is impaired. If based on our qualitative assessment it is more likely than not that the fair value of the reporting unit is below its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. The key assumption used in the quantitative impairment testing is the company-specific control premium, which is estimated using expected synergies that would be realized by a hypothetical buyer.

Comparison of Years Ended March 31, 2025 and 2024
The sections that follow discuss our consolidated statement of operations data for the fiscal years ended March 31, 2025 and March 31, 2024 including results as a percentage of revenue for those periods. For a discussion of (i) our consolidated statement of operations data for the fiscal year ended March 31, 2023 including results as a percentage of revenue for that period, as well as (ii) our liquidity and capital resources for the fiscal year ended March 31, 2023, see "Comparison of Years Ended March 31, 2024 and 2023" and "Liquidity and Capital Resources" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 16, 2024.
Results of Operations
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training and stand-ready software as a service offerings. During the fiscal years ended March 31, 2025 and 2024, no direct customer or indirect channel partner accounted for more than 10% of our total revenue.

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2025		2024		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$359,894	44%	$360,444	43%	$(550)	—%
Service	462,785	56	469,011	57	(6,226)	(1)%
Total revenue	$822,679	100%	$829,455	100%	$(6,776)	(1)%

Product. The $0.6 million decrease in product revenue compared with the same period last year was due to a decrease in revenue from service provider customers from service assurance and cybersecurity offerings, partially offset by an increase in revenue from enterprise customers from service assurance and cybersecurity offerings. The results for the fiscal year ended March 31, 2024 benefited from approximately $48 million of backlog-related revenue. Excluding backlog-related revenue, as well as revenue related to the divested TO business, total revenue for the fiscal year ended March 31, 2025 compared with the same period last year would have increased year over year.

Service. The 1%, or $6.2 million, decrease in service revenue compared with the same period last year was primarily due to a decrease in revenue from maintenance contracts and professional service contracts primarily related to the service assurance product line.

Total revenue by geography was as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2025		2024		Change
		% of Revenue		% of Revenue	$	%
United States	$465,470	57%	$470,338	57%	$(4,868)	(1)%
International:
Europe	156,715	19	146,915	18	9,800	7%
Asia	63,624	8	65,396	8	(1,772)	(3)%
Rest of the world	136,870	16	146,806	17	(9,936)	(7)%
Subtotal international	357,209	43	359,117	43	(1,908)	(1)%
Total revenue	$822,679	100%	$829,455	100%	$(6,776)	(1)%
United States revenue decreased 1%, or $4.9 million, compared with the same period last year primarily due to a decrease in revenue from service assurance offerings from enterprise customers, including the impact from the divested TO business. International revenue decreased 1%, or $1.9 million, compared to the same period last year primarily driven by lower revenue from service provider customers from both service assurance and cybersecurity offerings, partially offset by an increase in revenue from enterprise customers from both service assurance and cybersecurity offerings.
Total revenue by product line was as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2025		2024		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$532,884	65%	$557,626	67%	$(24,742)	(4)%
Cybersecurity	289,795	35	271,829	33	17,966	7%
Total revenue	$822,679	100%	$829,455	100%	$(6,776)	(1)%

The 4%, or $24.7 million, decrease in revenue from the service assurance product line was due to a decrease in revenue from both enterprise and service provider customers, including the impact from the divested TO business, as well as lower revenue from radio frequency propagation modeling projects. The 7%, or $18.0 million, increase in revenue from the cybersecurity product line was due to an increase in revenue from enterprise customers, partially offset by a decrease in revenue from service provider customers.

Total revenue by customer vertical was as follows:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2025		2024		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$350,968	43%	$390,455	47%	$(39,487)	(10)%
Enterprise	471,711	57	439,000	53	32,711	7%
Total revenue	$822,679	100%	$829,455	100%	$(6,776)	(1)%
The 10%, or $39.5 million, decrease in revenue from the service provider customer vertical was due to a decrease in product and service revenue from both the service assurance and cybersecurity product lines. The 7%, or $32.7 million, increase in revenue from the enterprise customer vertical was due to an increase in product and service revenue from the cybersecurity product line, partially offset by a decrease in the service assurance product line.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, personnel expenses, packaging materials, overhead and amortization of acquired developed technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2025		2024
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$57,463	7%	$64,057	8%	$(6,594)	(10)%
Service	121,272	15	123,355	15	(2,083)	(2)%
Total cost of revenue	$178,735	22%	$187,412	23%	$(8,677)	(5)%
Gross profit:
Product $	$302,431	37%	$296,387	36%	$6,044	2%
Product gross profit %	84%		82%		2%
Service $	$341,513	42%	$345,656	42%	$(4,143)	(1)%
Service gross profit %	74%		74%		—%
Total gross profit $	$643,944		$642,043		$1,901	—%
Total gross profit %	78%		77%		1%
Product. The 10%, or $6.6 million, decrease in cost of product revenue for the fiscal year ended March 31, 2025 compared to the same period last year was primarily due to a $3.1 million decrease in the amortization of intangible assets, a $1.7 million decrease in employee-related costs associated with the timing of certain projects, a $1.3 million decrease in direct material costs, a $0.9 million decrease in inventory obsolescence charges, and a $0.5 million decrease in inventory related expenses. These decreases were partially offset by a $0.9 million increase in costs related to the delivery of radio frequency propagation modeling projects. The product gross profit percentage increased by two percentage points to 84% during the fiscal year ended March 31, 2025 as compared to the same period in the prior year. The 2%, or $6.0 million, increase in product gross profit corresponds with the 10%, or $6.6 million, decrease in cost of product revenue, partially offset by the $0.6 million decrease in product revenue.
Service. The 2%, or $2.1 million, decrease in cost of service revenue for the fiscal year ended March 31, 2025 compared to the same period last year was primarily due to a $1.8 million decrease in employee-related expenses largely driven by a decrease in costs due to a reduction in headcount partially offset by an increase in variable incentive compensation as well as the timing of certain projects, a $1.3 million decrease in the cost of materials used to support customers under service contracts, and a $0.5 million decrease in depreciation expense. These decreases were partially offset by a $1.1 million increase in contractor fees, and a $1.1 million increase in allocated overhead. The service gross profit percentage remained flat at 74% during the fiscal year ended March 31, 2025 compared to the same period in the prior year. The 1%, or $4.1 million, decrease in service gross profit corresponds with the 1%, or $6.2 million, decrease in service revenue, partially offset by the 2%, or $2.1 million, decrease in cost of services revenue.
Total gross profit. Our total gross profit increased $1.9 million, for the fiscal year ended March 31, 2025 compared to the same period last year. This increase is attributable to the 5%, or $8.7 million, decrease in cost of revenue, partially offset by the 1%, or $6.8 million, decrease in revenue. The gross profit percentage increased by one percentage point to 78% during the fiscal year ended March 31, 2025 compared to the same period in the prior year.
Operating Expenses

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2025		2024
		% of Revenue		% of Revenue	$	%
Research and development	$152,864	19	$161,213	19%	$(8,349)	(5)%
Sales and marketing	268,051	32	270,979	33	(2,928)	(1)%
General and administrative	96,724	12	95,886	12	838	1%
Amortization of acquired intangible assets	46,440	6	50,337	6	(3,897)	(8)%
Restructuring charges	20,500	2	—	—	20,500	100%
Goodwill impairment	426,967	52	217,260	26	209,707	97%
Gain on divestiture of a business	—	—	(3,806)	—	3,806	100%
Total operating expenses	$1,011,546	123%	$791,869	96%	$219,677	28%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 5%, or $8.3 million, decrease in research and development expenses for the fiscal year ended March 31, 2025 compared to the same period last year was primarily due to a $6.6 million decrease in employee-related expense largely as a result of a reduction in headcount, a $2.2 million decrease from depreciation expense, and a $0.8 million decrease in contractor fees. These decreases were partially offset by a $2.0 million increase in allocated overhead.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.
The 1%, or $2.9 million, decrease in sales and marketing expenses for the fiscal year ended March 31, 2025 compared to the same period last year was primarily due to an $11.4 million decrease in employee-related expenses as a result of a decrease in headcount and a decrease in variable incentive compensation, a $1.9 million decrease in advertising expense, a $0.5 million decrease in travel expense, and a $0.5 million decrease in rent expense. These decreases were partially offset by a $6.7 million increase related to trade shows, user conferences and other events, a $2.5 million increase in commissions expense, a $1.6 million increase in other marketing related costs, and a $0.9 million increase in contractor fees.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal, and human resource employees, overhead, and other corporate expenditures.
The 1%, or $0.8 million, increase in general and administrative expenses for the fiscal year ended March 31, 2025 compared to the same period last year was primarily due to a $5.6 million increase in legal-related expenses as a result of a favorable decision related to the Packet Intelligence LLC appeal recorded during the fiscal year ended March 31, 2024. This increase was partially offset by a $1.7 million decrease in contractor fees, a $0.8 million decrease in depreciation, a $0.7 million decrease in allocated overhead, a $0.6 million decrease in the allowance for credit losses, and a $0.5 million decrease in software maintenance fees.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademark and trade names, and leasehold interests related to our acquisition of Danaher Corporation's communication business (Comms Transaction), Network General Corporation, Avvasi Incorporated and Efflux Systems, Inc.

The 8%, or $3.9 million, decrease in amortization of acquired intangible assets for the fiscal year ended March 31, 2025 compared to the same period last year was primarily due to a decrease in the amortization of intangible assets acquired as part of the Comms Transaction and the Network General Corporation transaction.
Restructuring charges. During the first quarter of fiscal year 2025, we implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the fiscal year ended March 31, 2025, we recorded restructuring charges totaling $19.6 million related to one-time termination benefits for one hundred forty-two employees who voluntarily terminated their employment with us during that period. During the third quarter of fiscal year 2025, we also entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of these related workforce changes, during the fiscal year ended March 31, 2025, we recorded restructuring charges totaling $0.9 million.
Goodwill impairment. During fiscal year 2024, we recorded $217.3 million in goodwill impairment charges as a result of the sustained decrease in our stock price and overall market capitalization. During the first quarter of fiscal year 2025, due to the continued decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a Triggering Event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill at June 30, 2024. We estimated the implied fair value of our goodwill using a market approach. As a result of the quantitative impairment test performed during the first quarter of fiscal year 2025, we determined goodwill was impaired and recorded a goodwill impairment charge of $427.0 million during the three months ended June 30, 2024. The additional impairment charge recorded in the first quarter of fiscal year 2025 was primarily due to the continued decrease in our stock price from March 31, 2024 to June 30, 2024, an increase in our weighted-average cost of capital, and the refinement to the expected cost synergies that could be realized by a hypothetical buyer as a result of the VSP we implemented in the first quarter of fiscal year 2025, which impacted the company-specific control premium used to determine the fair value of the reporting unit under the market approach. During fiscal year 2025, our annual impairment test was completed as of January 31, 2025 using the qualitative assessment, which indicated that goodwill was not impaired. At September 30, 2024, December 31, 2024, and March 31, 2025, we performed a Triggering Event assessment and concluded no event or circumstances occurred that indicated goodwill was further impaired.
The key assumption in the market approach used in the quantitative impairment test performed during the first quarter of fiscal year 2025 was the company-specific control premium, which was estimated using expected synergies that would be realized by a hypothetical buyer. We also compared its implied control premium to recent control premiums paid in the industry, as evidenced by guideline public company comparable transactions. This information corroborated that the company-specific control premium was within the range of premiums for other companies operating in the industry. Changes in the estimates or assumptions used in its quantitative impairment test could materially affect the determination of fair value and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, continued increases in costs, and high interest rates and other macroeconomic factors. An increase or decrease of 1% in the company-specific control premium used in the determination of the fair value of the reporting unit under the market approach would have resulted in an increase or decrease in the goodwill impairment recorded during the fiscal year ended March 31, 2025 of approximately $13.0 million.
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

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2025		2024
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$1,808	—%	$5,316	1%	$(3,508)	(66)%
The 66%, or $3.5 million, decrease in interest and other income (expense), net was primarily due to a $6.2 million decrease in other income largely due to a decrease in the fair value of the equity investment in Napatech A/S (Napatech), partially offset by a $1.5 million decrease in interest expense due to debt repayments on the credit facility during the fiscal year ended March 31, 2025, and a $1.1 million increase in interest income.
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
The annual effective tax rate for the fiscal year ended March 31, 2025 was 0.3%, compared to an annual effective tax rate of 2.2% for the fiscal year ended March 31, 2024. The effective tax rate for the fiscal year ended March 31, 2025 is lower than the effective rate for the fiscal year ended March 31, 2024, primarily due to a discrete benefit related to the finalization of our tax return filings, a charge related to stock compensation, and a significant nondeductible goodwill impairment charge.

	Fiscal Year Ended March 31, (Dollars in Thousands)				Change
	2025		2024
		% of Revenue		% of Revenue	$	%
Income tax expense	$1,128	—%	$3,224	—%	$(2,096)	(65)%

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

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities and investments consisted of the following (in thousands):

	At March 31, (Dollars in Thousands)
	2025	2024
Cash and cash equivalents	$457,415	$389,674
Short-term marketable securities and investments	34,058	33,459
Long-term marketable securities	1,004	994
Cash, cash equivalents, marketable securities and investments	$492,477	$424,127
Cash, cash equivalents, marketable securities and investments
At March 31, 2025, cash, cash equivalents, marketable securities and investments (current and non-current) totaled $492.5 million. This represents an increase of $68.4 million from $424.1 million at March 31, 2024. This increase was primarily due to $217.7 million of net cash provided by operations, partially offset by a net $100.0 million used to repay long-term debt, $25.3 million used to repurchase shares of our common stock, $13.9 million used for tax withholdings on restricted stock units, $5.4 million used for capital expenditures, $2.8 million used for the payment of debt issuance costs, and $1.3 million used to acquire technology licenses during the fiscal year ended March 31, 2025.
At March 31, 2025, cash, short-term and long-term marketable securities in the United States was approximately $303.2 million, while cash and short-term investments held outside of the United States was approximately $189.3 million.
Cash and cash equivalents were impacted by the following:

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2025	2024
Net cash provided by operating activities	$217,670	$58,811
Net cash (used in) provided by investing activities	$(6,996)	$13,358
Net cash used in financing activities	$(142,011)	$(69,352)
Net cash from operating activities
Fiscal year 2025 compared to fiscal year 2024
Net cash provided by operating activities was $217.7 million during the fiscal year ended March 31, 2025, compared to $58.8 million during the fiscal year ended March 31, 2024. This $158.9 million increase in net cash provided by operating activities was due in part to a $209.7 million increase from goodwill impairment charges recorded during the fiscal year ended March 31, 2025 as compared to the fiscal year ended March 31, 2024, a $77.0 million increase from accounts receivable, a $54.2 million increase from accrued compensation and other expenses, a $24.5 million increase from deferred revenue, an $8.4 million increase from deferred income taxes, a $5.1 million increase from accounts payable, a $5.0 million increase from the change in the fair value of an equity investment, a $3.8 million increase related to the gain recorded in the fiscal year ended March 31, 2024 for the divestiture of a business, a $3.7 million increase from income taxes payable, a $3.6 million increase from prepaid expenses and other assets, and a $1.1 million increase from the loss on extinguishment of debt. These increases were partially offset by a $219.2 million decrease from the change in net loss, an $11.2 million decrease from depreciation and amortization expense, and a $6.0 million decrease from share-based compensation expense during the fiscal year ended March 31, 2025 as compared with the fiscal year ended March 31, 2024. Accounts receivable days sales outstanding was 68 days at March 31, 2025 compared to 81 days at March 31, 2024.

Net cash from investing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2025	2024
Cash (used in) provided by investing activities included the following:
Purchase of marketable securities and investments	$(45,061)	$(52,774)
Proceeds from sales and maturity of marketable securities	44,762	64,728
Purchase of fixed assets	(5,407)	(6,362)
Purchase of intangible assets	(1,290)	—
Proceeds from divestiture of a business	—	7,766
	$(6,996)	$13,358
Net cash (used in) provided by investing activities decreased by $20.4 million to $7.0 million of net cash used in investing activities during the fiscal year ended March 31, 2025, compared to $13.4 million of net cash provided by investing activities during the fiscal year ended March 31, 2024. The $20.4 million decrease in net cash (used in) provided by investing activities was due in part to a $12.3 million net decrease in cash inflow from the purchase and sale of marketable securities during the fiscal year ended March 31, 2025 when compared with the fiscal year ended March 31, 2024, a $7.8 million decrease in proceeds due to the divestiture of the Test Optimization business during the fiscal year ended March 31, 2024, and $1.3 million in cash used to acquire technology licenses during the fiscal year ended March 31, 2025. These decreases in cash were partially offset by a $1.0 million decrease in cash used to purchase fixed assets during the fiscal year ended March 31, 2025, compared with the fiscal year ended March 31, 2024.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2026.
Net cash from financing activities

	Fiscal Year Ended March 31, (Dollars in Thousands)
	2025	2024
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$3	$3
Treasury stock repurchases	(25,257)	(50,000)
Tax withholding on restricted stock units	(13,962)	(19,355)
Payment of debt issuance costs	(2,795)	—
Repayment of long-term debt	(175,000)	—
Proceeds from issuance of long-term debt	75,000	—
	$(142,011)	$(69,352)
Net cash used in financing activities increased $72.6 million to $142.0 million during the fiscal year ended March 31, 2025, compared to $69.4 million of net cash used in financing activities during the fiscal year ended March 31, 2024.
During the fiscal year ended March 31, 2025, we repurchased a total of 1,362,205 shares of our common stock for $25.3 million in the open market under our 2022 Share Repurchase Program. During the fiscal year ended March 31, 2024, we repurchased a total of 1,209,153 shares of our common stock for $33.6 million in the open market under our twenty-five million share repurchase program authorized in 2017 (2017 Share Repurchase Program), and 614,516 shares for $16.4 million in the open market under the 2022 Share Repurchase Program.
In connection with the delivery of common stock upon vesting of restricted stock units, we have withheld 703,727 shares for $13.9 million, and 653,645 shares for $19.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2025 and 2024, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

During the fiscal year ended March 31, 2025, we repaid a net $100.0 million of borrowings under the Third Amended and Restated Credit Agreement, and we paid $2.8 million in debt issuance costs related to the execution of our Third Amended and Restated Credit Agreement.
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
The Third Amended and Restated Credit Agreement provides for a five-year, $600.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the amended credit facility for working capital and other general corporate purposes (including to repurchase shares of our common stock). The commitments under the Third Amended and Restated Credit Agreement will expire on October 4, 2029, and any outstanding loans will be due on that date.
In connection with the Third Amended and Restated Credit Agreement, we paid off the outstanding balance of $75.0 million under the Second Amended and Restated Credit Agreement on October 4, 2024 by borrowing the same amount under the Third Amended and Restated Credit Agreement. Additionally, we recorded a loss on the extinguishment of debt of $1.1 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2025. On February 3, 2025, we paid the outstanding balance of $75.0 million in full. At March 31, 2025, there were no amounts outstanding under the Third Amended and Restated Credit Agreement.
At our election, revolving loans under the Third Amended and Restated Credit Agreement bear interest at either (a) a term SOFR rate plus a credit spread adjustment of 0.10% or (b) an Alternate Base Rate (defined in a customary manner), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended December 31, 2024, until we have delivered financial statements for the quarter ended March 31, 2025, the applicable margin will be 1.00% per annum for term SOFR loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended December 31, 2025, until we have delivered financial statements for the quarter ended March 31, 2025, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Third Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. Our maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Third Amended and Restated Credit Agreement. At March 31, 2025, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
We had unamortized capitalized debt issuance costs, net of $3.3 million at March 31, 2025, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $0.7 million was included as prepaid expenses and other current assets and a balance of $2.6 million was included as other assets in our consolidated balance sheet at March 31, 2025.
Contractual Obligations
Our contractual obligations at March 31, 2025 consisted mainly of (i) principal and interest related to our long-term debt obligations (see Long-Term Debt, Note 12 to the Consolidated Financial Statements), (ii) operating lease obligations (see Leases, Note 18 to the Consolidated Financial Statements), (iii) unconditional purchase obligations, primarily under purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business (see Commitments and Contingencies, Note 19 to the Consolidated Financial Statements), and (iv) pension benefit plan (see Pension Benefit Plans, Note 16 to the Consolidated Financial Statements).
At March 31, 2025, the total accrual of our retirement obligation for our chairman and CEO was $1.2 million. The payment stream for this retirement obligation is based upon the retirement date which is currently not determinable.
At March 31, 2025, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $0.9 million. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

Cash Requirements
We are actively managing the business to generate cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements for at least the next twelve months.
We expect net cash provided by operating activities combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and our revolving credit facility. However, macroeconomic conditions, including high inflation and interest rates, international trade relations (including trade protection measures, such as tariffs and other trade barriers), and a potential recession, could increase our anticipated funding requirements or make it more difficult for us to access capital.
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
Recent Accounting Standards
For information with respect to recent accounting pronouncements on our consolidated financial statements, See Note 2 contained in the "Notes to Consolidated Financial Statements" included in Part IV of this Annual Report.

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
At March 31, 2025 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.
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
At March 31, 2025, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2025 resulted in a liability balance of $55 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $197 thousand, reflecting favorable rates in comparison to current market rates. At March 31, 2024, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.7 million. The valuation of outstanding foreign currency forward contracts at March 31, 2024 resulted in a liability balance of $74 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $11 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2025.
The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 herein.

Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Date Terminated
John Downing, Executive Vice President, Worldwide Sales	February 21, 2025	Rule 10b5-1 Trading Arrangement	Up to 24,000 shares to be sold	February 27, 2026	N/A

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

		Consolidated Balance Sheets at March 31, 2025 and 2024	F-5

		Consolidated Statements of Operations for the Years Ended March 31, 2025, 2024 and 2023	F-6

		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2025, 2024 and 2023	F-7

		Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2025, 2024 and 2023	F-8

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2025, 2024 and 2023	F-9

		Notes to Consolidated Financial Statements	F-10

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts for the Years Ended March 31, 2025, 2024 and 2023	S-1

No other financial statement schedules have been included because they are either not applicable or the information is in the consolidated financial statements.

	3.	Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)		We hereby file as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) above.

(c)		We hereby file as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) above.

NetScout Systems, Inc.
Index to Exhibits

3.1, 4.1	Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout’s current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2, 4.2	Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout’s current Report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

4.3	Specimen Certificate for shares of NetScout’s Common Stock (filed as Exhibit 4.3 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, SEC File No. 000-26251, filed on June 29, 2001, and incorporated herein by reference).

4.4	Description of Common Stock (filed as Exhibit 4.4 to NetScout's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, SEC File No. 000-26251, filed on May 20, 2020 and incorporated herein by reference).

10.1*	Form of Amended and Restated Indemnification Agreement between NetScout and each director and executive officer filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, SEC File No. 000-26251, filed January 28, 2014, and incorporated herein by reference).

10.2	Lease between Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 and recorded with the Middlesex North Registry of Deeds in Book 10813, Page 38 and NetScout for Westford Technology Park West, as amended (filed as Exhibit 10.26 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, SEC File No. 000-26251, filed on June 29, 2001, and incorporated herein by reference).

10.3*	Agreement Relating to Employment, dated January 3, 2007, by and between NetScout and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on January 5, 2007 and incorporated herein by reference).

10.4*	Amendment No. 1, dated February 2, 2007, to Agreement Relating to Employment by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, SEC File No. 000-26251, filed February 5, 2007 and incorporated herein by reference).

10.5*	Amendment No. 2, dated December 22, 2008, to Agreement Relating to Employment by and between the Company and Anil K. Singhal (filed as exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, SEC File No. 000-26251, filed February 6, 2009 and incorporated herein by reference).

10.6*	Amendment No. 3, dated May 28, 2012, to Agreement Relating to Employment, by and between the Company and Anil K. Singhal (filed as Exhibit 10.3 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.7*	Form of Amended and Restated Severance Agreement for Executive Officers (other than the CEO) (filed as Exhibit 10.1 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on June 1, 2012 and incorporated herein by reference).

10.8*	Transition agreement, dated May 7, 2025 by and between the Company and Jean Bua (filed herewith).

10.9*	Transition agreement, dated May 7, 2025 by and between the Company and Michael Szabados (filed herewith).

10.10*	Offer Letter, dated May 7, 2025, by and between the Company and Anthony Piazza (filed herewith).

10.11*	Offer Letter, dated May 7, 2025, by and between the Company and Sanjay Munshi (filed herewith).

10.12	Third Amendment Agreement, dated August 10, 2010, to that certain Lease, dated August 17, 2000, as amended, between the Company and Westford West I Limited Partnership, as successor to Arturo J. Gutierrez and John A. Cataldo, Trustees of Nashoba Westford Realty Trust, u/d/t dated April 27, 2000 (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, SEC File No. 000-26251, filed November 9, 2010 and incorporated herein by reference).

10.13*	NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan, as amended (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-267069, filed on August 25, 2022 and incorporated herein by reference).

10.14*	Form of Amendment to Amended and Restated Severance Agreement for Executive Officers (filed as Exhibit 10.9 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, SEC File No. 000-26251, filed on January 27, 2015 and incorporated herein by reference).

10.15	Third Amendment and Restatement Agreement, dated as of October 4, 2024, to the Second Amended and Restated Credit Agreement, dated as of July 27, 2021, by and among NetScout Systems, Inc., as borrower; certain subsidiaries of NetScout Systems, Inc., as loan parties; the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent attaching the Third Amended and Restated Credit Agreement, dated as of October 4, 2024, by and among NetScout Systems, Inc., as borrower; JPMorgan Chase Bank, N.A., as administrative agent and collateral agent; JPMorgan Chase Bank, N.A., Bank of America, N.A., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners; TD Bank, N.A. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as co-documentation agents; and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on October 4, 2024).

10.16*	Summary of Non-Employee Director Compensation (filed as Exhibit 10.2 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, SEC File No. 000-26251, filed on November 4, 2021 and incorporated herein by reference.

10.17*	NetScout Systems, Inc. 2019 Equity Incentive Plan, as amended (filed as Exhibit 99.1 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-282184, filed on September 17, 2024 and incorporated herein by reference).

10.18*	Form of Restricted Stock Unit Award Agreement with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan (filed herewith).

10.19*	Form of Performance-Based Restricted Stock Unit Award with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, SEC File No. 000-26251, filed on August 5, 2024 and incorporated herein by reference).

19	NetScout Systems, Inc. Amended and Restated Insider Trading and Window (filed herewith).

21	Subsidiaries of NetScout (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

32.2†	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

97	NetScout Systems, Inc. Executive Compensation Recovery Policy (filed as Exhibit 97 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, SEC File No. 000-26251, filed on May 16, 2024 and incorporated herein by reference).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025 formatted in Inline XBRL

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing

Item 16. Form 10-K Summary
    Not provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

By:	/S/ ANIL K. SINGHAL
Anil K. Singhal
President, Chief Executive Officer, and Chairman

Date: May 15, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 15, 2025
Anil K. Singhal

/S/ JEAN BUA	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 15, 2025
Jean Bua

/S/ MICHAEL SZABADOS	Chief Operating Officer and Vice Chairman	May 15, 2025
Michael Szabados

/S/ ROBERT E. DONAHUE	Director	May 15, 2025
Robert E. Donahue

/S/ JOHN R. EGAN	Director	May 15, 2025
John R. Egan

/S/ ALFRED GRASSO	Director	May 15, 2025
Alfred Grasso

/S/ JOSEPH G. HADZIMA, JR.	Director	May 15, 2025
Joseph G. Hadzima, Jr.

/S/ SHANNON NASH	Director	May 15, 2025
Shannon Nash

/S/ MARLENE PELAGE	Director	May 15, 2025
Marlene Pelage

/S/ CHRISTOPHER PERRETTA	Director	May 15, 2025
Christopher Perretta

/S/ VIVIAN VITALE	Director	May 15, 2025
Vivian Vitale

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NetScout Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NetScout Systems, Inc. and its subsidiaries (the "Company") as of March 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended March 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim Goodwill Impairment Assessment

As described in Note 9 to the consolidated financial statements, the Company has one reporting unit and the goodwill balance was $1.1 billion as of March 31, 2025. Goodwill is tested by management for impairment at the reporting unit level annually, as of January 31, and on an interim basis if an event occurs or circumstances change (a “triggering event”) that would indicate the fair value of the reporting unit is below its carrying value. As a result of a continued decrease in the Company's stock price and overall market capitalization during the first quarter of fiscal year 2025, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, management determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, management performed a quantitative impairment test of goodwill as of June 30, 2024, which resulted in a goodwill impairment charge of $427 million. Management estimated the implied fair value of the reporting unit using a market approach. As disclosed by management, the key assumption in the market approach was the company-specific control premium.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's company-specific control premium significant assumption; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over the valuation of the reporting unit. These procedures also included, among others (i) testing management's process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the market approach used by management; (iii) testing the completeness and accuracy of underlying data used in the market approach; and (iv) evaluating the reasonableness of the significant assumption used by management related to the company-specific control premium. Evaluating management's assumption related to the company-specific control premium involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting unit; (ii) the synergies which a market participant could achieve; (iii) the consistency with external market and industry data; and (iv) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market approach and (ii) the reasonableness of the company-specific control premium assumption.

Revenue from Contracts with Customers - Identification of Distinct Performance Obligations

As described in Note 3 to the consolidated financial statements, the Company derives revenues primarily from the sale of network management tools and cybersecurity solutions for service provider and enterprise customers, which include hardware, software and service offerings. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. During the year ended March 31, 2025, the Company recognized revenue from contracts with customers of $822.7 million.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 15, 2025

We have served as the Company's auditor since 1993.

NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2025	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$457,415	$389,674
Marketable securities and investments	34,058	33,459
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $214 and $479 at March 31, 2025 and 2024, respectively	163,654	192,096
Inventories and deferred costs	12,891	14,095
Prepaid income taxes	13,380	11,076
Prepaid expenses and other current assets	31,786	32,094
Total current assets	713,184	672,494
Fixed assets, net	21,529	26,487
Operating lease right-of-use assets	37,717	42,486
Goodwill	1,076,383	1,502,820
Intangible assets, net	258,690	308,659
Deferred income taxes	66,294	30,767
Long-term marketable securities	1,004	994
Other assets	11,777	10,595
Total assets	$2,186,578	$2,595,302
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,208	$14,506
Accrued compensation	56,696	51,362
Accrued other	19,397	14,665
Income taxes payable	883	764
Deferred revenue and customer deposits	301,753	301,806
Current portion of operating lease liabilities	10,995	11,979
Total current liabilities	407,932	395,082
Other long-term liabilities	8,210	7,055
Deferred tax liability	2,643	4,374
Accrued long-term retirement benefits	27,379	28,413
Long-term deferred revenue and customer deposits	147,510	130,212
Operating lease liabilities, net of current portion	32,509	38,101
Long-term debt	—	100,000
Total liabilities	626,183	703,237
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2025 and 2024	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized; 134,038,262 and 131,316,309 shares issued and 72,060,237 and 71,404,216 shares outstanding at March 31, 2025 and 2024, respectively	134	131
Additional paid-in capital	3,255,333	3,181,366
Accumulated other comprehensive income	4,073	3,572
Treasury stock at cost, 61,978,025 and 59,912,093 shares at March 31, 2025 and 2024, respectively	(1,654,702)	(1,615,483)
(Accumulated deficit) Retained earnings	(44,443)	322,479
Total stockholders' equity	1,560,395	1,892,065
Total liabilities and stockholders' equity	$2,186,578	$2,595,302
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2025	2024	2023
Revenue:
Product	$359,894	$360,444	$450,793
Service	462,785	469,011	463,737
Total revenue	822,679	829,455	914,530
Cost of revenue:
Product	57,463	64,057	94,868
Service	121,272	123,355	128,230
Total cost of revenue	178,735	187,412	223,098
Gross profit	643,944	642,043	691,432
Operating expenses:
Research and development	152,864	161,213	176,173
Sales and marketing	268,051	270,979	276,913
General and administrative	96,724	95,886	103,510
Amortization of acquired intangible assets	46,440	50,337	55,390
Restructuring charges	20,500	—	1,782
Goodwill impairment	426,967	217,260	—
Gain on divestiture of a business	—	(3,806)	—
Total operating expenses	1,011,546	791,869	613,768
Income (loss) from operations	(367,602)	(149,826)	77,664
Interest and other income (expense), net:
Interest income	10,736	9,602	4,923
Interest expense	(7,160)	(8,651)	(10,248)
Other income (expense), net	(1,768)	4,365	(3,924)
Total interest and other income (expense), net	1,808	5,316	(9,249)
Income (loss) before income tax expense	(365,794)	(144,510)	68,415
Income tax expense	1,128	3,224	8,767
Net income (loss)	$(366,922)	$(147,734)	$59,648

Basic net income (loss) per share	$(5.12)	$(2.07)	$0.83
Diluted net income (loss) per share	$(5.12)	$(2.07)	$0.82
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	71,627	71,474	71,781
Net income (loss) per share—diluted	71,627	71,474	73,046

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended March 31,
	2025	2024	2023
Net income (loss)	$(366,922)	$(147,734)	$59,648
Other comprehensive income (loss):
Cumulative translation adjustments	(327)	(113)	(270)
Recognition of actuarial net gains (losses) from pension and other post-retirement plans, net of tax (benefit) of $277, ($823), and $2,448	653	(1,937)	5,759
Changes in market value of investments:
Changes in unrealized gains (losses), net of tax (benefit) of $9, ($15), and $14	27	(45)	42
Total net change in market value of investments	27	(45)	42
Changes in market value of derivatives:
Changes in market value of derivatives, net of benefit of $35, $9, and $116	(114)	(24)	(361)
Reclassification adjustment for net gain (loss) included in net income (loss), net of tax (benefit) of $83, ($15), and $137	262	(47)	427
Total net change in market value of derivatives	148	(71)	66
Other comprehensive income (loss)	501	(2,166)	5,597
Total comprehensive income (loss)	$(366,421)	$(149,900)	$65,245

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury stock		(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2022	126,425,383	$126	$3,023,403	$141	52,323,090	$(1,373,840)	$410,565	$2,060,395
Net income							59,648	59,648
Unrealized net investment gains				42				42
Unrealized net gains on derivative financial instruments				66				66
Cumulative translation adjustments				(270)				(270)
Recognition of actuarial net gains from pension and other post-retirement plan				5,759				5,759
Issuance of common stock pursuant to vesting of restricted stock units	1,777,658	2						2
Stock-based compensation expense for restricted stock units granted to employees			59,086					59,086
Issuance of common stock under employee stock purchase plan	480,783		14,353					14,353
Repurchase of treasury stock			2,856		5,111,689	(172,288)		(169,432)
Balance, March 31, 2023	128,683,824	128	3,099,698	5,738	57,434,779	(1,546,128)	470,213	2,029,649
Net loss							(147,734)	(147,734)
Unrealized net investment losses				(45)				(45)
Unrealized net losses on derivative financial instruments				(71)				(71)
Cumulative translation adjustments				(113)				(113)
Recognition of actuarial net losses from pension and other post-retirement plan				(1,937)				(1,937)
Issuance of common stock pursuant to vesting of restricted stock units	2,067,558	3						3
Stock-based compensation expense for restricted stock units granted to employees			67,973					67,973
Issuance of common stock under employee stock purchase plan	564,927		13,695					13,695
Repurchase of treasury stock					2,477,314	(69,355)		(69,355)
Balance, March 31, 2024	131,316,309	131	3,181,366	3,572	59,912,093	(1,615,483)	322,479	1,892,065
Net loss							(366,922)	(366,922)
Unrealized net investment gains				27				27
Unrealized net gains on derivative financial instruments				148				148
Cumulative translation adjustments				(327)				(327)
Recognition of actuarial net gains from pension and other post-retirement plan				653				653
Issuance of common stock pursuant to vesting of restricted stock units	2,205,063	3						3
Stock-based compensation expense for restricted stock units granted to employees			62,558					62,558
Issuance of common stock under employee stock purchase plan	516,890		11,409					11,409
Repurchase of treasury stock					2,065,932	(39,219)		(39,219)
Balance, March 31, 2025	134,038,262	$134	$3,255,333	$4,073	61,978,025	$(1,654,702)	$(44,443)	$1,560,395
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(366,922)	$(147,734)	$59,648
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	63,786	74,986	85,918
Loss on extinguishment of debt	1,134	—	—
Operating lease right-of-use assets	10,405	10,533	10,598
Gain on divestiture of a business	—	(3,806)	—
Loss on disposal of fixed assets	15	303	49
Share-based compensation expense associated with equity awards	64,785	70,799	61,986
Change in fair value of derivative instrument	—	(206)	1,380
Goodwill impairment	426,967	217,260	—
Deferred income taxes	(37,567)	(45,949)	(54,032)
Other gains	(402)	(5,451)	(1)
Changes in assets and liabilities
Accounts receivable and unbilled costs	28,664	(48,376)	4,897
Inventories	128	609	9,007
Prepaid expenses and other assets	(2,284)	(5,835)	5,039
Accounts payable	3,240	(1,861)	(5,549)
Accrued compensation and other expenses	20,529	(33,704)	12,071
Operating lease liabilities	(12,214)	(11,952)	(11,927)
Income taxes payable	83	(3,620)	165
Deferred revenue	17,323	(7,185)	(22,599)
Net cash provided by operating activities	217,670	58,811	156,650
Cash flows from investing activities:
Purchase of marketable securities and investments	(45,061)	(52,774)	(114,513)
Proceeds from maturity of marketable securities	44,762	64,728	140,462
Purchase of fixed assets	(5,407)	(6,362)	(10,484)
Purchase of intangible assets	(1,290)	—	(161)
Proceeds from divestiture of a business	—	7,766	—
Net cash (used in) provided by investing activities	(6,996)	13,358	15,304
Cash flows from financing activities:
Issuance of common stock under stock plans	3	3	2
Treasury stock repurchases, including accelerated share repurchases	(25,257)	(50,000)	(150,039)
Tax withholding on restricted stock units	(13,962)	(19,355)	(19,393)
Payment of debt issuance costs	(2,795)	—	—
Repayment of long-term debt	(175,000)	—	(250,000)
Proceeds from issuance of long-term debt	75,000	—	—
Net cash used in financing activities	(142,011)	(69,352)	(419,430)
Effect of exchange rate changes on cash and cash equivalents	(922)	63	(1,891)
Net increase (decrease) in cash and cash equivalents	67,741	2,880	(249,367)
Cash and cash equivalents, beginning of year	389,674	386,794	636,161
Cash and cash equivalents, end of year	$457,415	$389,674	$386,794
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,190	$6,427	$8,063
Cash paid for income taxes	$41,796	$62,318	$55,924
Non-cash transactions:
Transfers of inventory to fixed assets	$1,020	$1,814	$1,371
Additions to property, plant and equipment included in accounts payable	$461	$158	$56
Issuance of common stock under employee stock purchase plans	$11,409	$13,695	$14,353
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS
NetScout Systems, Inc., or NetScout or the Company, has been a technology innovator for four decades since its founding in 1984. The Company's solutions, based on patented Adaptive Service Intelligence (ASI) technology, help customers identify network and application performance issues, defend their networks from denial of service (DDoS) attacks, and rapidly find and isolate advanced network threats. As a result, customers can quickly resolve issues that cause business disruptions, downtime, poor service quality or compromised security, thereby driving compelling returns on their investments in their network and broader information technology (IT) initiatives.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of NetScout and its wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.
Segment Reporting
The Company's operating segments are determined based on the units that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by the chief operating decision maker (CODM). The Company's President and CEO is the CODM. Operating results are reviewed by the CODM primarily at the consolidated entity level for the purpose of making resource allocation decisions and for evaluating financial performance, primarily by monitoring actual results compared to forecasted results as well as by reviewing year-over-year results. The Company's CODM evaluates company-wide performance and determines allocation of resources based on multiple performance measures, including, but not limited to net income (loss).
The Company has determined it operates as a single operating segment and has one reportable segment which includes product and service revenue related to the sale of enterprise performance management, carrier service assurance, cybersecurity, and DDoS protection solutions. The Company's results for the one reportable segment are the same as presented in the Company's consolidated statements of operations and there is no expense information that is supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The measure of segment assets is reported on the Company's consolidated balance sheet as total assets. Segment asset information is not used by the CODM to allocate resources.
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
Global and Macroeconomic Conditions
The Company continues to closely monitor the current global and macroeconomic conditions, including the impacts of the ongoing war in Ukraine and hostilities in the Middle East, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, international trade relations (including trade protection measures, such as tariffs and other trade barriers), and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact its business, customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic trends remain uncertain. It is possible that the measures taken by the governments of countries affected and the resulting economic impacts may materially and adversely affect the Company's future results of operations, cash flows and financial position as well as its customers.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The macroeconomic environment remains challenging with constrained customer spending and the Company expects this to persist during fiscal year 2026. The Company has taken and continues to take precautionary actions to manage costs and increase productivity across the organization. This includes managing discretionary spending and hiring activities. In addition, based on covenant levels, the Company had as of March 31, 2025 an incremental $600 million available under the revolving credit facility.
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
At March 31, 2025 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions which the Company believes are those institutions with an investment grade rating for deposits.
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
Uncollected Deferred Revenue
Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $5.5 million and $5.9 million at March 31, 2025 and 2024, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. NetScout's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At March 31, 2025 and March 31, 2024, the Company had no direct customers or indirect channel partners which accounted for more than 10% of the accounts receivable balance.
During the fiscal years ended March 31, 2025 and 2024, no direct customers or indirect channel partners accounted for more than 10% of the Company's total revenue. During the fiscal year ended March 31, 2023, one direct customer, Verizon, accounted for more than 10% of the Company's total revenue, while no indirect channel partners accounted for more than 10% of the Company's total revenue.
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
Valuation of Goodwill and Intangible Assets
The Company amortizes acquired definite-lived intangible assets over their estimated useful lives. Goodwill is not amortized but subjected to annual impairment tests; or more frequently if events or circumstances occur (a "Triggering Event") that would indicate the fair value of its reporting unit is below its carrying value. The Company performs the goodwill impairment assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise.
Reporting units are determined based on the components of a Company's operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. The Company has one reporting unit.
To test impairment for long-lived assets, including tangible and definite-lived intangible assets, the Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the long-lived assets are impaired. If, based on the Company's qualitative assessment, it is more likely than not that the fair value of the long-lived assets are less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required.
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
Derivative Financial Instruments
Under authoritative guidance for derivative financial instruments and hedging activities, all hedging activities must be documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows in order for the derivative to qualify for hedge accounting. Under the guidance, if an instrument qualifies for hedge accounting, the changes in the fair value each period for open contracts, measured at the end of the period, are recorded to other comprehensive income. Otherwise, changes in the fair value are recorded in earnings each period. Management must perform initial and ongoing tests in order to qualify for hedge accounting. In accordance with the guidance, the Company accounts for its instruments under hedge accounting. The effectiveness and a measurement of ineffectiveness of qualifying hedge contracts are assessed by the Company quarterly. The Company records the fair value of its derivatives in prepaid expenses and other current assets and accrued other in the Company's consolidated balance sheet. The effective portion of gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs, with any ineffective portion classified directly to the Company's consolidated statement of operations based on the expense categories of the items being hedged. When forecasted transactions occur, unrealized gains or losses associated with the effective portion of the hedge are reclassified to the respective expense categories in the Company's consolidated statement of operations. Gains or losses related to hedging activity are included as operating activities in the Company's consolidated statement of cash flows. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency transaction gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.
The Company had foreign currency losses of $2.0 million, $1.9 million and $2.8 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively. These amounts are included in other income (expense), net in the Company's consolidated statements of operations.
Advertising Expense
NetScout recognizes advertising expense as incurred. Advertising expense was $4.9 million, $6.8 million and $10.2 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) typically consists of unrealized gains and losses on marketable securities, unrealized gains and losses on hedge contracts, actuarial gains and losses, and foreign currency translation adjustments.
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
Recent Accounting Standards
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization that are included on the face of the statement of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is effective for NetScout beginning with its fiscal year ending March 31, 2028. The Company is in the process of evaluating the impact that the adoption of ASU 2024-03 will have on its disclosures.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The disclosures are also required for public entities that have a single reporting segment. The Company adopted the amendments within ASU 2023-07 for fiscal year ended March 31, 2025, on a retrospective basis. The adoption of the guidance did not have a material impact on the Company's financial statements and related disclosures. See "Note 20 - Segment and Geographic Information" for additional required disclosures.

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
During the fiscal year ended March 31, 2025, the Company recognized revenue of $293.8 million related to the Company's deferred revenue balance reported at March 31, 2024.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at March 31, 2025.
At March 31, 2025, the Company had total deferred revenue and customer deposits of $449.3 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $301.8 million, or 67%, of this revenue during the next 12 months, and expects to recognize the remaining $147.5 million, or 33%, of this revenue thereafter.
NetScout expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the twelve months ended March 31, 2025.
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
At March 31, 2025, the consolidated balance sheet included $9.9 million in assets related to sales commissions to be expensed in future periods. A balance of $5.4 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at March 31, 2025. At March 31, 2024, the consolidated balance sheet included $9.3 million in assets related to sales commissions to be expensed in future

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

periods. A balance of $4.8 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at March 31, 2024.
During the twelve months ended March 31, 2025 and 2024, and 2023, the Company recognized $7.1 million, $6.8 million, and $7.0 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2024	$479
Additions resulting in charges to operations	195
Charges (recoveries) to other accounts	(447)
Deductions due to write-offs	(13)
Balance at March 31, 2025	$214

NOTE 4 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at March 31, 2025 and 2024.
Marketable Securities
The following is a summary of marketable securities held by the Company at March 31, 2025 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$4,413	$1	$4,414
Commercial paper	17,358	—	17,358
Certificates of deposit	505	—	505
Total short-term marketable securities	22,276	1	22,277
U.S. government and municipal obligations	1,005	(1)	1,004
Total long-term marketable securities	1,005	(1)	1,004
Total marketable securities	$23,281	$—	$23,281

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following is a summary of marketable securities held by the Company at March 31, 2024, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$10,523	$(26)	$10,497
Commercial paper	8,648	—	8,648
Certificates of deposit	2,807	—	2,807
Total short-term marketable securities	21,978	(26)	21,952
U.S. government and municipal obligations	1,004	(10)	994
Total long-term marketable securities	1,004	(10)	994
Total marketable securities	$22,982	$(36)	$22,946
Contractual maturities of the Company's marketable securities held at March 31, 2025 and 2024 (in thousands) were as follows:

	March 31, 2025	March 31, 2024
Available-for-sale securities:
Due in 1 year or less	$22,277	$21,952
Due after 1 year through 5 years	1,004	994
	$23,281	$22,946
Investments
In February 2023, the Company entered into a forward share purchase agreement with Napatech A/S (Napatech), a publicly traded Danish company registered on the Oslo stock exchange, to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock and recorded a $0.2 million change in the fair value of the derivative instrument in other income (expense), net within the Company's consolidated statement of operations during the fiscal year ended March 31, 2024. As part of the agreement, the Company received the right to designate a representative to be nominated for election to the Napatech Board of Directors, which was approved by Napatech's Nomination Committee in April 2023. The Company accounts for this investment under the equity method and has elected to apply the fair value option to the investment. The Company records the investment at fair value at the end of each period based on the closing price of Napatech's stock and any change in fair value during the period is recorded in other income (expense), net within the Company's consolidated statement of operations. At March 31, 2025 and 2024, the fair value of the investment in Napatech was $11.8 million and $11.5 million, respectively, and was included in marketable securities and investments in the Company's consolidated balance sheet. During the fiscal years ended March 31, 2025 and 2024, the Company recognized gains of $0.4 million and $5.5 million, respectively, in the fair value of the equity investment in Napatech in other income (expense), net within the Company's consolidated statement of operations. For the fiscal years ended March 31, 2025 and 2024, the unrealized losses related to foreign currency translation on the equity investment in Napatech were immaterial.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 5 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at March 31, 2025 and 2024 (in thousands):

	Fair Value Measurements at
	March 31, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$434,121	$23,294	$—	$457,415
U.S. government and municipal obligations	3,008	2,410	—	5,418
Commercial paper	—	17,358	—	17,358
Certificates of deposit	—	505	—	505
Equity investment in Napatech	11,781	—	—	11,781
Derivative financial instruments	—	197	—	197
	$448,910	$43,764	$—	$492,674
LIABILITIES:
Derivative financial instruments	$—	$(55)	$—	$(55)
	$—	$(55)	$—	$(55)

	Fair Value Measurements at
	March 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$381,829	$7,845	$—	$389,674
U.S. government and municipal obligations	8,985	2,506	—	11,491
Commercial paper	—	8,648	—	8,648
Certificates of deposit	—	2,807	—	2,807
Equity investment in Napatech	11,507	—	—	11,507
Derivative financial instruments	—	11	—	11
	$402,321	$21,817	$—	$424,138
LIABILITIES:
Derivative financial instruments	$—	$(74)	$—	$(74)
	$—	$(74)	$—	$(74)

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 6 – INVENTORIES AND DEFERRED COSTS
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consisted of the following (in thousands):

	March 31,
	2025	2024
Raw materials	$7,172	$8,175
Work in process	47	545
Finished goods	3,890	4,160
Deferred costs	1,782	1,215
	$12,891	$14,095

NOTE 7 – FIXED ASSETS
Fixed assets consisted of the following (in thousands):

	Estimated Useful Life in Years	March 31,
		2025	2024
Furniture and fixtures	3-7	$9,586	$8,580
Computer equipment and internal use software	2-3	191,098	188,799
Leasehold improvements (1)	up to 12	52,175	52,121
Demonstration and spare part units	2-3	19,805	20,153
		272,664	269,653
Less – accumulated depreciation		(251,135)	(243,166)
		$21,529	$26,487
(1) Leasehold improvements are depreciated over the shorter of the lease term or anticipated useful life of the improvement.
Depreciation expense was $11.9 million, $15.9 million and $18.8 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

During fiscal year 2024, the Company recorded $217.3 million in goodwill impairment charges as a result of the sustained decrease in the Company's stock price and overall market capitalization. During the first quarter of fiscal year 2025, due to the continued decrease in the Company's stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a Triggering Event occurred, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill at June 30, 2024. The Company estimated the implied fair value of the reporting unit using a market approach. As a result of the quantitative impairment test performed during the first quarter of fiscal year 2025, the Company determined goodwill was impaired and recorded a goodwill impairment charge of $427.0 million during the three months ended June 30, 2024. The additional impairment charge recorded in the first quarter of fiscal year 2025 was primarily due to the continued decrease in the Company's stock price from March 31, 2024 to June 30, 2024, an increase in the Company's weighted-average cost of capital, and the refinement to the expected cost synergies that could be realized by a hypothetical buyer as a result of the voluntary separation program (VSP) implemented by the Company in the first quarter of fiscal year 2025, which impacted the company-specific control premium used to determine the fair value of the reporting unit under the market approach. At September 30, 2024, December 31, 2024, and March 31, 2025, the Company performed a Triggering Event assessment and concluded no events or circumstances occurred that indicated goodwill was further impaired.
During fiscal year 2025, the Company completed its annual goodwill impairment test at January 31, 2025, using the qualitative assessment, and the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
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
At March 31, 2025 and 2024, the carrying amounts of goodwill were $1.1 billion and $1.5 billion, respectively. The change in the carrying amount of goodwill for the fiscal year ended March 31, 2025 was due to the impairment of goodwill, and the impact of foreign currency translation adjustments related to asset balances that are recorded in currencies other than the U.S. Dollar.
The following table summarizes the changes in the carrying amount of goodwill for the fiscal years ended March 31, 2025 and 2024 as follows (in thousands):

Balance at March 31, 2023	$1,724,404
Goodwill impairment	(217,260)
Divestiture of a business	(4,259)
Foreign currency translation impact	(65)
Balance at March 31, 2024	$1,502,820
Goodwill impairment	(426,967)
Foreign currency translation impact	530
Balance at March 31, 2025	$1,076,383
Intangible Assets
The net carrying amounts of intangible assets were $258.7 million and $308.7 million at March 31, 2025 and 2024, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives.
The Company reviews long-lived assets including tangible and definite-lived intangible assets for impairment when an event occurs that may indicate potential impairment. In conjunction with the goodwill impairment analysis performed at June 30, 2024, the Company conducted an impairment test of its long-lived assets at June 30, 2024. Based on this assessment, the Company concluded that the carrying values of the Company's long-lived assets were recoverable. At September 30, 2024, December 31, 2024, and March 31, 2025 the Company performed a Triggering Event assessment and concluded no events or circumstances occurred that indicated intangible assets may be impaired. However, if future events occur or if business conditions deteriorate, the Company may be required to record an impairment loss, and or accelerate the amortization of definite-live intangible assets in the future, which could be material to its results of operations and financial condition.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Intangible assets include the following amortizable intangible assets at March 31, 2025 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$248,232	$(242,298)	$5,934
Customer relationships	763,397	(518,995)	244,402
Distributor relationships and technology licenses	5,097	(4,022)	1,075
Definite-lived trademark and trade name	57,675	(50,562)	7,113
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,042)	166
	$1,086,118	$(827,428)	$258,690
Intangible assets include the following amortizable intangible assets at March 31, 2024 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$248,385	$(238,470)	$9,915
Customer relationships	763,943	(475,592)	288,351
Distributor relationships and technology licenses	7,785	(7,463)	322
Definite-lived trademark and trade name	57,699	(47,814)	9,885
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,022)	186
	$1,089,529	$(780,870)	$308,659
Amortization included as cost of product revenue consists of amortization of developed technology, and distributor relationships and technology licenses. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense during the fiscal years ended March 31, 2025, 2024, and 2023 (in thousands).

	Years Ended March 31,
	2025	2024	2023
Amortization of intangible assets included as:
Cost of product revenue	4,515	7,642	10,542
Operating expense	46,460	50,357	55,410
	$50,975	$57,999	$65,952
The following is the expected future amortization expense at March 31, 2025 for the fiscal years ended March 31 (in thousands):

2026	$46,717
2027	43,864
2028	40,907
2029	31,516
2030	28,598
Thereafter	67,088
Total	$258,690

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The notional amounts and fair values of foreign exchange forward contract derivative instruments in the consolidated balance sheets at March 31, 2025 and 2024 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Derivatives Designated as Hedging Instruments:
Foreign exchange forward contracts	$10,649	$11,676	$197	$11	$55	$74
			$197	$11	$55	$74
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations during the fiscal years ended March 31, 2025 and 2024 (in thousands):

	Loss Recognized in OCI on Derivative (a)			Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	March 31,	March 31,		March 31,	March 31,
	2025	2024	Location	2025	2024
Foreign exchange forward contracts	$(149)	$(33)	Research and development	$34	$(2)
			Sales and marketing	311	(60)
	$(149)	$(33)		$345	$(62)

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations during the fiscal years ended March 31, 2025 and 2024 (in thousands):

		Gain (Loss) Recognized in Income (a)
		March 31,	March 31,
	Location	2025	2024
Foreign exchange forward contracts	General and administrative	$(278)	$94
		$(278)	$94
(a) The amount represents the change in fair value of derivative contracts due to changes in spot rates.

In addition to foreign exchange forward contracts, during the fiscal year ended March 31, 2023, the Company entered into a forward share purchase contract to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million, which qualified as a derivative instrument under authoritative guidance. The notional amount of the derivative instrument was $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech. During the fiscal years ended March 31, 2024 and 2023, the Company recorded a $0.2 million and $1.4 million change in the fair value of the derivative instrument in other income (expense), net within the Company's consolidated statement of operations.

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
During the fiscal year ended March 31, 2024, the Company did not approve any restructuring plans.
During the first quarter of fiscal year 2025, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the fiscal year ended March 31, 2025, the Company recorded restructuring charges totaling $19.6 million related to one-time termination benefits for one hundred forty-two employees who voluntarily terminated their employment with the Company during the fiscal year ended March 31, 2025. All one-time termination benefits are expected to be paid in full during the first quarter of fiscal year ending March 31, 2026.
During the third quarter of fiscal year 2025, the Company entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of the related workforce changes, during the fiscal year ended March 31, 2025, the Company recorded restructuring charges totaling $0.9 million. The Company estimates that approximately $1.0 million and $0.1 million in additional restructuring charges will be recorded in the fiscal years ending March 31, 2026 and 2027, respectively, related to one-time termination benefits for the ten employees who continue to render services to the Company. A majority of the one-time termination benefits are expected to be paid in full by the end of the second quarter of fiscal year ending March 31, 2026, with the remaining amounts expected to be paid in full by the end of the fiscal year ending March 31, 2027.
The following table provides a summary of the activity related to the restructuring plan and the related restructuring liability (in thousands):

	Q1 FY25 VSP	Q3FY25 Plan
	Employee-related	Employee-related	TOTAL
Balance at March 31, 2024	$—	$—	$—
Restructuring charges to operations	19,608	906	20,514
Payments	(19,583)	—	(19,583)
Other adjustments	(16)	—	(16)
Balance at March 31, 2025	$9	$906	$915

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
The Third Amended and Restated Credit Agreement provides for a five-year, $600.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the amended credit facility for working capital and other general corporate purposes (including to repurchase shares of the Company's common stock). The commitments under the Third Amended and Restated Credit Agreement will expire on October 4, 2029, and any outstanding loans will be due on that date.
In connection with the Third Amended and Restated Credit Agreement, the Company paid off the outstanding balance of $75.0 million under the Second Amended and Restated Credit Agreement on October 4, 2024 by borrowing the same amount under the Third Amended and Restated Credit Agreement. Additionally, the Company recorded a loss on the extinguishment of debt of $1.1 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2025. On February 3, 2025, the Company paid the outstanding balance of $75.0 million in full under the Third Amended and Restated Credit Agreement. At March 31, 2025, there were no amounts outstanding under the Third Amended and Restated Credit Agreement.
At the Company's election, revolving loans under the Third Amended and Restated Credit Agreement bear interest at either (a) a term SOFR rate plus a credit spread adjustment of 0.10% or (b) an Alternate Base Rate (defined in a customary manner), in each case plus an applicable margin. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2024, until the Company has delivered financial statements for the quarter ended March 31, 2025, the applicable margin will be 1.00% per annum for term SOFR loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2024, until the Company has delivered financial statements for the quarter ended March 31, 2025, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Third Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Third Amended and Restated Credit Agreement. At March 31, 2025, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
The Company had unamortized capitalized debt issuance costs, net of $3.3 million at March 31, 2025, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $0.7 million was included as prepaid expenses and other current assets and a balance of $2.6 million was included as other assets in the Company's consolidated balance sheet at March 31, 2025.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 13 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Fiscal Year Ended March 31,
	2025	2024	2023
Numerator:
Net income (loss)	$(366,922)	$(147,734)	$59,648
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	71,627	71,474	71,781
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	—	—	1,265
Denominator for diluted net income (loss) per share - weighted average shares outstanding	71,627	71,474	73,046
Net income (loss) per share:
Basic net income (loss) per share	$(5.12)	$(2.07)	$0.83
Diluted net income (loss) per share	$(5.12)	$(2.07)	$0.82

The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be antidilutive (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Restricted stock units	608	820	1,799
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of unrecognized compensation expense as additional proceeds. As the Company incurred a net loss for the fiscal years ended March 31, 2025 and 2024, all outstanding restricted stock units and performance-based restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
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
On May 3, 2022, the Company's Board of Directors approved an additional share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective in the third quarter of fiscal year 2024 when the 2017 Share Repurchase Program was completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. The Company repurchased 1,362,205 shares for $25.3 million and 614,516

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

shares for $16.4 million under this share repurchase program during the fiscal years ended March 31, 2025 and 2024, respectively. At March 31, 2025, 23,023,279 shares of common stock remained available to be purchased under the current program.
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
In connection with the vesting and release of the restriction on shares of restricted stock, the Company repurchased 703,727 shares for $13.9 million, 653,645 shares for $19.4 million and 562,360 shares for $19.4 million related to minimum statutory tax withholding requirements on these restricted stock units during the fiscal years ended March 31, 2025, 2024 and 2023, respectively. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under those programs.

NOTE 15 – STOCK PLANS
2011 Employee Stock Purchase Plan
On September 7, 2011, the Company's stockholders approved the 2011 Employee Stock Purchase Plan (the ESPP), under which 2,500,000 shares of the Company's common stock were reserved for issuance. On November 8, 2018, the Company increased the number of shares available under the ESPP by an additional 3,000,000 shares, and on August 24, 2022, the Company's stockholders approved an amendment to the ESPP that increased the number of shares available under the ESPP by another 2,000,000 shares. The Company implemented the ESPP on March 1, 2012. Eligible employees may purchase shares of the Company's common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the terms of the offering under the ESPP, the number of shares of the Company's common stock which a participant could purchase during any purchase period is limited to 2,000. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 if the contribution period is within any calendar year. However, if contribution periods overlap calendar years, an individual participant is eligible to utilize the unused portion of the $25,000 limit from the subsequent purchase in the current purchase up to $50,000. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through the last day of February of each year. During the fiscal year ended March 31, 2025, employees purchased 516,890 shares under the ESPP with a weighted average purchase price per share of $22.07. At March 31, 2025, 1,690,798 shares were available for future issuance under the ESPP.
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
On September 12, 2024, the Company's stockholders approved an amendment and restatement to the 2019 First Amended Plan (2019 Fourth Amended Plan) to further increase the number of shares reserved for issuance by 3,400,000. At September 12, 2024, the effective date of the 2019 Fourth Amended Plan, there was a total of 7,947,545 shares reserved for issuance under the 2019 Fourth Amended Plan, which consisted of 3,400,000 new shares plus 4,547,545 shares that remained available for grant under the 2019 Third Amended Plan. The Company refers to the 2019 Plan, 2019 First Amended Plan, 2019 Second Amended Plan, 2019 Third Amended Plan and 2019 Fourth Amended Plan collectively as the "Amended 2019 Plan".
The aggregate number of shares available for issuance under the 2019 Fourth Amended Plan will increase for any shares (each a "Returning Share"): (i) subject to an award granted under the Amended 2007 Plan or Amended 2019 Plan that are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) subject to an award under the Amended 2007 Plan or Amended 2019 Plan that are not issued because such award is settled in cash; (iii) issued pursuant to an award granted under the Amended 2007 Plan or Amended 2019 Plan that are forfeited back to or repurchased by the Company because of failure to vest; and (iv) that are reacquired or withheld by the Company to satisfy tax withholding obligations in connection with common stock issued pursuant to a Full Value Award (as defined below) granted under the Amended 2007 Plan or Amended 2019 Plan. The amount of such increase will be (i) one share for each Returning Share subject to a stock option or stock appreciation right with an exercise or strike price that is at least 100% of the fair market value of the Company's common stock on the date of grant (an "Appreciation Award"); and (ii) 2.67 shares for each Returning Share subject to an equity award other than an Appreciation Award (a "Full Value Award") that is returned on or after September 14, 2023. Furthermore, the share reserve under the 2019 Third Amended Plan is reduced by: (i) one share for each share of common stock issued pursuant to an Appreciation Award, (ii) 2.76 shares for each share of common stock issued pursuant to a Full Value Award granted under the Amended 2019 Plan on or after September 12, 2019 but prior to September 10, 2020; (iii) 2.32 shares for each share of common stock issued pursuant to a Full Value Award granted under the Amended 2019 Plan on or after September 10, 2020 but prior to August 24, 2022; (iv) by 2.34 shares for each share of common stock issued pursuant to a Full Value Award granted under the Amended 2019 Plan on or after August 24, 2022 but prior to September 14, 2023; and (v) by 2.67 shares for each share of common stock issued pursuant to a Full Value Award granted under the Amended 2019 Plan on or after September 14, 2023. At March 31, 2025, an aggregate of 5,745,989 shares of unvested equity awards granted under the Amended 2019 Plan were outstanding.
The Amended 2019 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee operates under guidelines established by the Board of Directors. The Compensation Committee has the authority to select the employees and consultants to whom awards are granted (except for directors and executive officers) and determine the terms of each award, including the number of shares of common stock subject to the award.
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
Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its independent directors, approximately 2% for awards granted to its senior executives, and approximately 5% granted to all remaining employees during the fiscal years ended March 31, 2025, 2024 and 2023.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

number of shares granted and the quoted price of the Company's common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period.
The following is a summary of share-based compensation expense including restricted stock units and performance-based restricted stock units granted pursuant to the Company's Amended 2007 Plan and the Amended 2019 Plan, and employee stock purchases made under the ESPP, based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Cost of product revenue	$1,296	$1,330	$1,129
Cost of service revenue	8,510	8,899	7,286
Research and development	17,956	19,281	17,055
Sales and marketing	22,765	25,375	22,612
General and administrative	14,258	15,914	13,904
	$64,785	$70,799	$61,986

Transactions under the Amended 2007 and the Amended 2019 Plan during the fiscal years ended March 31, 2025, 2024 and 2023 are summarized in the table below.

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2022	4,627,934	$28.23
Granted	3,096,295	33.73
Vested	(1,777,708)	28.34
Canceled	(197,050)	30.93
Outstanding – March 31, 2023	5,749,471	$31.07
Granted	2,446,494	28.87
Vested	(2,067,558)	30.08
Canceled	(207,736)	31.17
Outstanding – March 31, 2024	5,920,671	$30.50
Granted	2,449,057	18.84
Vested	(2,205,063)	30.20
Canceled	(418,676)	29.02
Outstanding – March 31, 2025	5,745,989	$25.75

At March 31, 2025, there were 8,148,385 shares of common stock available for grant under the 2019 Fourth Amended Plan.
The aggregate intrinsic value of stock options exercised and the fair value of restricted stock units vested at March 31, 2025, 2024 and 2023 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Total fair value of restricted stock unit awards vested	$43,733	$61,130	$61,128
At March 31, 2025, the total unrecognized compensation cost related to restricted stock unit awards was $103.7 million, which is expected to be amortized over a weighted-average period of 1.2 years.

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

NOTE 16 – PENSION BENEFIT PLANS
401(k) Plan
The Company has a defined contribution program for certain employees that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 50% of the employee's contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $5.8 million, $7.0 million and $6.7 million to the plan for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
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
The following sets forth the amounts included in accumulated other comprehensive income at March 31, 2025 and 2024 (in thousands):

	March 31,	March 31,
	2025	2024
Unrecognized actuarial net gain	$6,732	$5,802
For fiscal year 2025 and 2024, the unrecognized net actuarial gains exceeded 10% of the projected benefit obligation at the beginning of the fiscal year, therefore, amortization of such excess has been included in net periodic benefit costs during the years ended March 31, 2025 and 2024. The amortization period is the average remaining service period that active employees are expected to receive benefits, unless a plan is mostly inactive in which case the amortization period if the average remaining life expectancy of the plan participants.
The following sets forth the change in accumulated other comprehensive income during the fiscal years ended March 31, 2025 and 2024 (in thousands):

	March 31,	March 31,
	2025	2024
Unrecognized actuarial (gain) loss	$(1,396)	$1,832
Amortization of net actuarial gain	466	928
Change in accumulated other comprehensive income	$(930)	$2,760

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the fiscal years ended March 31, 2025, 2024, and 2023 (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Service cost	$193	$206	$291
Interest cost	981	999	699
Amortization of net actuarial gain	(466)	(928)	—
Net periodic pension cost	$708	$277	$990
The components of the change in benefit obligation of the pension plan at March 31, 2025 and 2024 are as follows (in thousands):

	March 31,	March 31,
	2025	2024
Benefit obligation, at beginning of year	$27,051	$24,567
Service cost	193	206
Interest cost	981	999
Benefits paid and other	(645)	(576)
Actuarial (gain) loss	(1,396)	1,832
Foreign exchange rate impact	(161)	23
Benefit obligation, at end of year	$26,023	$27,051

The Company's benefit obligation of the pension plan is reported in the following components of the Company's consolidated balance sheet at March 31, 2025 and 2024:

	March 31,	March 31,
	2025	2024
Accrued compensation	$830	$714
Accrued long-term retirement benefits	25,193	26,337
Benefit obligation, at end of year	$26,023	$27,051
The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plan at March 31, 2025 and 2024 are as follows (in thousands):

	March 31,	March 31,
	2025	2024
Fair value of plan assets, at beginning of year	$—	$—
Employer direct benefit payments	645	576
Benefits paid and other	(645)	(576)
Fair value of plan assets, at end of year	$—	$—

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	March 31,	March 31,	March 31,
	2025	2024	2023
Discount rate	4.00%	3.70%	4.10%
Rate of compensation increase	3.00%	3.00%	3.00%

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

During the fiscal year ended March 31, 2025, the Company contributed $645 thousand to its defined benefit pension plan. The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plan in the periods indicated (in thousands):

2026	$830
2027	$911
2028	$1,030
2029	$1,108
2030	$1,181
2031-2035	$7,121

NOTE 17 – INCOME TAXES
Income before income tax expense consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Domestic	$(386,859)	$(169,657)	$56,463
Foreign	21,065	25,147	11,952
	$(365,794)	$(144,510)	$68,415
The components of the income tax expense are as follows (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Current income tax expense:
Federal	$21,766	$32,798	$48,853
State	4,548	6,161	5,766
Foreign	12,353	10,238	7,879
	38,667	49,197	62,498
Deferred income tax benefit:
Federal	(30,403)	(36,402)	(47,297)
State	(5,267)	(7,611)	(4,006)
Foreign	(1,869)	(1,960)	(2,428)
	(37,539)	(45,973)	(53,731)
	$1,128	$3,224	$8,767

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The income tax expense computed using the U.S. statutory federal income tax rate differs from NetScout's effective tax rate primarily due to the following:

	Fiscal Year Ended March 31,
	2025	2024	2023
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect	(0.5)	(0.6)	3.6
U.S. federal and state research and development tax credits	2.0	6.4	(9.0)
Effect of foreign operations	(0.7)	1.5	1.8
Meals and entertainment	(0.2)	(0.9)	0.4
Change in valuation allowance	(0.6)	(4.1)	3.5
Goodwill impairment	(22.0)	(28.5)	—
Stock compensation	(1.3)	(1.0)	(0.6)
Divestiture	—	(0.6)	—
Global intangible low taxed income	—	(0.2)	—
Foreign derived intangible income	3.2	6.3	(11.7)
Foreign withholding	(1.3)	(1.4)	4.1
Other permanent differences	0.1	(0.1)	(0.3)
	(0.3)%	(2.2)%	12.8%

The components of net deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year Ended March 31,
	2025	2024
Deferred tax assets:
Accrued expenses	$5,056	$4,986
Capitalized R&D expenses	92,427	71,205
Deferred revenue	20,356	21,482
Reserves	2,378	2,650
Pension and other retiree benefits	2,265	2,733
Net operating loss carryforwards	6,532	8,199
Tax credit carryforwards	32,042	29,109
Share-based compensation	7,140	8,233
Operating lease liability	10,503	12,292
Total gross deferred tax assets	178,699	160,889
Valuation allowance	(23,088)	(21,183)
Net deferred tax assets	155,611	139,706
Deferred tax liabilities:
Intangible assets	(65,979)	(86,170)
Operating lease right-of-use asset	(9,067)	(10,481)
Depreciation	(2,494)	(3,472)
Other deferred tax liabilities	(14,420)	(13,190)
Total deferred tax liabilities	$63,651	$26,393

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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets by considering all positive and negative evidence. The Company weighs objective and verifiable evidence more heavily in this analysis. In situations where the Company concludes that it does not have sufficient objective and verifiable evidence to support the realizability of the asset it creates a valuation allowance against it. As a result, the Company established a valuation allowance of $21.2 million as of March 31, 2024 and $23.1 million as of March 31, 2025, representing an increase of $1.9 million. The increase in the valuation allowance as of March 31, 2025, as compared to March 31, 2024, is primarily due to deferred tax assets related to foreign tax credits that the Company believes are not more likely than not to be realized. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets as a tax benefit recorded in the period such determination is made.
At March 31, 2025, the Company had state net operating loss carry forwards of $22 million that are subject to expire at various dates beginning in 2036. At March 31, 2025, the Company also had U.S. foreign tax credit carryforwards and state tax credits of $12 million and $12 million that are subject to expire at various dates beginning 2031 and 2036, respectively. At March 31, 2025, the Company had foreign net operating loss carryforwards of $31 million and foreign tax credit carryforwards of $11 million. The majority of foreign net operating losses and foreign tax credits have no expiration dates. As of March 31, 2025, the Company does not expect any U.S. federal and state net operating losses or research and development tax credits to go unutilized.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2025, 2024 and 2023 is as follows (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
Balance at April 1,	$1,052	$1,024	$638
Additions based on tax positions related to the current year	28	28	28
Reductions of prior years tax positions due to lapse of statute of limitations	(356)	—	—
Increase in unrecognized tax benefits as a result of a tax position taken during a prior period	—	—	358
Balance at March 31,	$724	$1,052	$1,024
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
The Company continues to assert that certain historical book over tax outside basis differences primarily related to unremitted foreign earnings are permanently reinvested. The Company's intent is to only make distributions from its foreign subsidiaries in the future when they can be made at no or an immaterial net tax cost. Unremitted foreign earnings total approximately $121 million. The Company does not expect taxes related to the unremitted foreign earnings to be material if they were distributed which would primarily consist of foreign withholding taxes.
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

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The Company has asset retirement obligations (ARO) to return certain leased facilities to their original condition at the end of the respective lease term. The estimated fair value of these ARO liabilities is recognized in the period in which the liability is generated and a corresponding increase to the carrying value of the related asset is recorded and depreciated over the useful life of the asset. The Company's estimates of its ultimate AROs could change because of changes in regulations, the extent of environmental remediations required, the means of reclamation, cost estimates, exit or disposal activities or time period estimates. ARO liabilities totaled $2.2 million and $2.3 million at March 31, 2025 and 2024, respectively. There was a balance of $2.2 million included in other long-term liabilities in the consolidated balance sheets for the fiscal year ended March 31, 2025, and a balance of $0.1 million included in accrued other and a balance of $2.2 million included other long-term liabilities in the consolidated balance sheets for the fiscal year ended March 31, 2024. Accretion expense related to these liabilities was not material for any periods presented.
Most of the Company's lease agreements contain variable payments, primarily for common area maintenance (CAM), which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the fiscal years ended March 31, 2025 and 2024 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2025	2024
Lease cost under long-term operating leases	$11,773	$12,160
Lease cost under short-term operating leases	1,334	1,626
Variable lease cost under short-term and long-term operating leases	4,148	4,161
Total operating lease cost	$17,255	$17,947

NetScout Systems, Inc.
Notes to Consolidated Financial Statements—(Continued)

The table below presents supplemental cash flow information related to leases during the fiscal years ended March 31, 2025 and 2024 (in thousands):

	Fiscal Year Ended March 31,
	2025	2024
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,660	$1,603

At March 31, 2025 and 2024, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	March 31, 2025	March 31, 2024
Weighted average remaining lease term in years - operating leases	4.77	5.32

Weighted average discount rate - operating leases	4.4%	4.2%

Future minimum payments under non-cancellable leases at March 31, 2025 are as follows (in thousands):

Year Ending March 31,
2026	$11,719
2027	9,953
2028	8,900
2029	7,631
2030	6,617
Thereafter	3,112
Total lease payments	$47,932
Less imputed interest	(4,428)
Present value of lease liabilities	$43,504

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
Unconditional Purchase Obligations
At March 31, 2025, the Company had unconditional purchase obligations of $80.4 million, which represent estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

NOTE 20 – SEGMENT AND GEOGRAPHIC INFORMATION
The Company's operating segments are determined based on the units that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by the CODM. The Company's President and CEO is the CODM. Operating results are reviewed by the CODM primarily at the consolidated entity level for the purpose of making resource allocation decisions and for evaluating financial performance, primarily by monitoring actual results compared to forecasted results as well as by reviewing year-over-year results. The Company's CODM evaluates company-wide performance and determines allocation of resources based on multiple performance measures, including but not limited to net income (loss).
The Company has determined it operates as a single operating segment and has one reportable segment which includes product and service revenue related to the sale of enterprise performance management, carrier service assurance, cybersecurity, and DDoS protection solutions. The Company's results for the one reportable segment are the same as presented in the Company's consolidated statements of operations and there is no expense information that is supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The measure of segment assets is reported on the Company's consolidated balance sheet as total assets. Segment asset information is not used by the CODM to allocate resources.
Geographic Information
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and export controls. Total revenue by geography is as follows (in thousands):

	Fiscal Year Ended March 31,
	2025	2024	2023
United States	$465,470	$470,338	$583,482
Europe	156,715	146,915	145,678
Asia	63,624	65,396	61,685
Rest of the world	136,870	146,806	123,685
	$822,679	$829,455	$914,530
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

NetScout Systems, Inc.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Fiscal Year	Additions Resulting in Charges to Operations	Charges to Other Accounts	Deductions Due to Write-Offs	Balance at End of Fiscal Year
Fiscal year ended March 31, 2023
Allowance for credit losses	$1,649	$479	$876	$(2,329)	$675
Deferred tax asset valuation allowance	$13,126	$2,486	$—	$—	$15,612
Fiscal year ended March 31, 2024
Allowance for credit losses	$675	$485	$—	$(681)	$479
Deferred tax asset valuation allowance	$15,612	$5,571	$—	$—	$21,183
Fiscal year ended March 31, 2025
Allowance for credit losses	$479	$195	$(447)	$(13)	$214
Deferred tax asset valuation allowance	$21,183	$2,806	$—	$(901)	$23,088

S-1