Form 10-Q
period 2025-06-30
NETSCOUT SYSTEMS INC
filed 2025-08-07
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 28, 2025 was 71,875,269.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

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

Cautionary Statement Concerning Forward-Looking Statements

In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. These statements relate to future events or our future financial performance and are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except for per share data)

	June 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$489,572	$457,415
Marketable securities and investments	42,937	34,058
Accounts receivable and unbilled costs, net of allowance for credit losses of $92 and $214 at June 30, 2025 and March 31, 2025, respectively	92,200	163,654
Inventories and deferred costs	13,047	12,891
Prepaid income taxes	14,800	13,380
Prepaid expenses and other current assets	31,359	31,786
Total current assets	683,915	713,184
Fixed assets, net	21,494	21,529
Operating lease right-of-use assets	36,226	37,717
Goodwill	1,070,155	1,076,383
Intangible assets, net	249,902	258,690
Deferred income taxes	72,689	66,294
Long-term marketable securities	10,997	1,004
Other assets	12,048	11,777
Total assets	$2,157,426	$2,186,578
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,016	$18,208
Accrued compensation	46,978	56,696
Accrued other	20,310	19,397
Income taxes payable	884	883
Deferred revenue and customer deposits	293,911	301,753
Current portion of operating lease liabilities	10,883	10,995
Total current liabilities	386,982	407,932
Other long-term liabilities	8,132	8,210
Deferred tax liability	2,851	2,643
Accrued long-term retirement benefits	29,418	27,379
Long-term deferred revenue and customer deposits	151,842	147,510
Operating lease liabilities, net of current portion	30,650	32,509
Total liabilities	609,875	626,183
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2025 and March 31, 2025	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized; 135,857,091 and 134,038,262 shares issued and 72,520,702 and 72,060,237 shares outstanding at June 30, 2025 and March 31, 2025, respectively	135	134
Additional paid-in capital	3,274,682	3,255,333
Accumulated other comprehensive income	4,337	4,073
Treasury stock at cost, 63,336,389 and 61,978,025 shares at June 30, 2025 and March 31, 2025, respectively	(1,683,481)	(1,654,702)
Accumulated deficit	(48,122)	(44,443)
Total stockholders' equity	1,547,551	1,560,395
Total liabilities and stockholders' equity	$2,157,426	$2,186,578
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2025	2024
Revenue:
Product	$72,993	$61,169
Service	113,754	113,396
Total revenue	186,747	174,565
Cost of revenue:
Product	11,925	12,004
Service	31,497	32,365
Total cost of revenue	43,422	44,369
Gross profit	143,325	130,196
Operating expenses:
Research and development	39,789	42,465
Sales and marketing	70,595	70,330
General and administrative	27,857	25,581
Amortization of acquired intangible assets	11,119	11,614
Restructuring charges	529	16,563
Goodwill impairment	—	426,967
Total operating expenses	149,889	593,520
Loss from operations	(6,564)	(463,324)
Interest and other income (expense), net:
Interest income	3,211	3,098
Interest expense	(415)	(1,945)
Other income (expense), net	940	8,475
Total interest and other income (expense), net	3,736	9,628
Loss before income tax expense (benefit)	(2,828)	(453,696)
Income tax expense (benefit)	851	(10,320)
Net loss	$(3,679)	$(443,376)
Basic net loss per share	$(0.05)	$(6.20)
Diluted net loss per share	$(0.05)	$(6.20)
Weighted average common shares outstanding used in computing:
Net loss per share - basic	71,729	71,467
Net loss per share - diluted	71,729	71,467
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2025	2024
Net loss	$(3,679)	$(443,376)
Other comprehensive income (loss):
Cumulative translation adjustments	143	(131)
Changes in market value of investments:
Changes in unrealized (losses) gains, net of taxes of $0 and $2, at June 30, 2025 and 2024, respectively	(1)	7
Total net change in market value of investments	(1)	7
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes (benefit) of $78 and ($27), at June 30, 2025 and 2024, respectively	252	(90)
Reclassification adjustment for net (losses) gains included in net loss, net of (benefits) taxes of ($40) and $14, at June 30, 2025 and 2024, respectively	(130)	46
Total net change in market value of derivatives	122	(44)
Other comprehensive income (loss)	264	(168)
Total comprehensive loss	$(3,415)	$(443,544)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2025	134,038,262	$134	$3,255,333	$4,073	61,978,025	$(1,654,702)	$(44,443)	$1,560,395
Net loss							(3,679)	(3,679)
Unrealized net investment losses				(1)				(1)
Unrealized net gains on derivative financial instruments				122				122
Cumulative translation adjustments				143				143
Issuance of common stock pursuant to vesting of restricted stock units	1,818,829	1						1
Stock-based compensation expense for restricted stock units granted to employees			19,349					19,349
Repurchase of treasury stock					1,358,364	(28,779)		(28,779)
Balance, June 30, 2025	135,857,091	$135	$3,274,682	$4,337	63,336,389	$(1,683,481)	$(48,122)	$1,547,551

	Three Months Ended June 30, 2024
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2024	131,316,309	$131	$3,181,366	$3,572	59,912,093	$(1,615,483)	$322,479	$1,892,065
Net loss							(443,376)	(443,376)
Unrealized net investment gains				7				7
Unrealized net losses on derivative financial instruments				(44)				(44)
Cumulative translation adjustments				(131)				(131)
Issuance of common stock pursuant to vesting of restricted stock units	1,872,919	2						2
Stock-based compensation expense for restricted stock units granted to employees			20,632					20,632
Repurchase of treasury stock					1,965,726	(37,159)		(37,159)
Balance, June 30, 2024	133,189,228	$133	$3,201,998	$3,404	61,877,819	$(1,652,642)	$(120,897)	$1,431,996

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,679)	$(443,376)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	14,457	16,405
Operating lease right-of-use asset amortization	2,497	2,606
Loss on disposal of fixed assets	5	—
Share-based compensation expense	19,959	21,198
Goodwill impairment	—	426,967
Deferred income taxes	(6,432)	(17,077)
Gain in equity investment	(2,490)	(8,839)
Changes in assets and liabilities
Accounts receivable and unbilled costs	71,804	62,715
Inventories and deferred costs	(1,053)	(1,567)
Prepaid expenses and other assets	(1,183)	4,152
Accounts payable	(3,752)	1,686
Accrued compensation and other expenses	(10,116)	8,740
Operating lease liabilities	(2,974)	(3,022)
Income taxes payable	492	(65)
Deferred revenue	(3,983)	(32,095)
Net cash provided by operating activities	73,552	38,428
Cash flows from investing activities:
Purchase of marketable securities and investments	(29,031)	(12,151)
Proceeds from sales and maturity of marketable securities	13,618	10,325
Purchase of fixed assets	(1,878)	(1,268)
Net cash used in investing activities	(17,291)	(3,094)
Cash flows from financing activities:
Issuance of common stock under stock plans	1	2
Treasury stock repurchases	(15,014)	(25,000)
Tax withholding on restricted stock units	(13,765)	(12,159)
Repayment of long-term debt	—	(25,000)
Net cash used in financing activities	(28,778)	(62,157)
Effect of exchange rate changes on cash and cash equivalents	4,674	(638)
Net increase (decrease) in cash and cash equivalents	32,157	(27,461)
Cash and cash equivalents, beginning of period	457,415	389,674
Cash and cash equivalents, end of period	$489,572	$362,213
Supplemental disclosures:
Cash paid for interest	$—	$1,437
Cash paid for income taxes	$8,530	$9,143
Non-cash transactions:
Transfers of inventory to fixed assets	$476	$645
Additions to property, plant and equipment included in accounts payable	$457	$253
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC on May 15, 2025.
Global and Macroeconomic Conditions
The Company continues to closely monitor the current global and macroeconomic conditions, including the impacts of the ongoing war in Ukraine and hostilities in the Middle East, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, international trade relations (including trade protection measures, such as tariffs and other trade barriers) and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact its business, customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic trends remain uncertain. It is possible that the measures taken by the governments of countries affected and the resulting economic impacts may materially and adversely affect the Company's future results of operations, cash flows and financial position, as well as its customers.
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company remains cautiously optimistic amid ongoing macroeconomic uncertainty and constrained customer spending in the service provider market and remains firmly focused on driving product innovation, returning to annual revenue growth, and enhancing margins through continued disciplined cost management as it navigates the current macroeconomic landscape that may persist through fiscal year 2026. In addition to its cash, cash equivalents, marketable securities, and investments, based on covenant levels, as of June 30, 2025, the Company had $600 million available under a revolving credit facility.
The Company expects net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under the revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization that are included on the face of the statements of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is effective for the Company beginning with its fiscal year ending March 31, 2028. The Company is in the process of evaluating the impact that the adoption of ASU 2024-03 will have on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and usefulness of income tax disclosures for decision-making. The amendments address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendments are effective for annual periods beginning after December

15, 2024. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is in the process of evaluating the impact the adoption of ASU 2023-09 will have on its income tax disclosures.
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
Product revenue is typically recognized upon fulfillment, provided a legally enforceable contract exists, control has passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software, and collection of the related receivable is probable. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. The Company's service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support, subscription-based services, stand-ready software-as-a-service (SAAS) and other professional services including consulting and training. The Company generally provides software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates, bug fixes and hardware repair and replacement. Consulting services are recognized upon delivery or completion of performance depending on the terms of the underlying contract. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.
Generally, the Company's contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.
Bundled arrangements are concurrent customer purchases of a combination of the Company's product and service offerings that may be delivered at various points in time. The Company allocates the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. The Company uses a range of amounts to estimate SSP for each of the products and services sold, based primarily on the performance obligation's historical pricing. The Company also considers its overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, the Company has established SSP for a majority of its service performance obligations based on historical standalone sales. In certain instances, the Company has established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. SSP has primarily been established for product performance obligations as the average or median selling price for which the performance obligation was recently sold, whether sold alone or sold as part of a bundle transaction. The Company reviews sales of the product performance obligations on a quarterly basis and updates, when appropriate, its SSP for such performance obligations to ensure that it reflects recent pricing experience. The Company's products are distributed through its direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control of the product transfers to the reseller or distributor. The Company records consideration given to a customer as a reduction of revenue to the extent they have recorded revenue from the customer. With limited exceptions, the Company's return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, the Company has a history of successfully collecting receivables from its resellers and distributors.
During the three months ended June 30, 2025, the Company recognized revenue of $97.0 million related to the Company's deferred revenue balance reported at March 31, 2025.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at June 30, 2025.
At June 30, 2025, the Company had total deferred revenue and customer deposits of $445.8 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $293.9 million, or 66%, of this revenue during the next 12 months and expects to recognize the remaining $151.9 million, or 34%, of this revenue thereafter.
In accordance with our revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed and the related invoiced amount has not been collected. While the invoiced amount represents an enforceable obligation, the Company does not believe its right to payment is unconditional. Therefore, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable, and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $3.0 million and $5.5 million at June 30, 2025 and March 31, 2025, respectively.
The Company expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the three months ended June 30, 2025.
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
At June 30, 2025, the consolidated balance sheet included $10.0 million in assets related to sales commissions to be expensed in future periods. A balance of $5.5 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at June 30, 2025. At March 31, 2025, the consolidated balance sheet included $9.9 million in assets related to sales commissions to be expensed in future periods. A balance of $5.4 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at March 31, 2025.
During each of the three months ended June 30, 2025 and 2024, the Company recognized $1.9 million and $1.7 million of amortization related to this sales commission asset, respectively, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2025	$214
Additions resulting in charges to operations	48
Recoveries of previously reserved balances	(10)
Deductions due to write-offs	(160)
Balance at June 30, 2025	$92

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At each of June 30, 2025 and March 31, 2025, the Company had no direct customers or channel partners that accounted for more than 10% of the accounts receivable balance.
During each of the three months ended June 30, 2025, and 2024, the Company had no direct customers or channel partners accounted for more than 10% of total revenue.
Historically, the Company has not experienced any significant failure of its customers' ability to meet their payment obligations, nor does the Company anticipate material non-performance by its customers in the future; accordingly, the Company does not require collateral from its customers. However, if the Company's assumptions are incorrect, there could be an adverse impact on its allowance for credit losses.
NOTE 4 – SHARE-BASED COMPENSATION
On September 12, 2019, the Company's stockholders approved the 2019 Equity Incentive Plan (2019 Plan), which replaced the Company's 2007 Equity Incentive Plan, as amended (Amended 2007 Plan). The 2019 Plan permits the granting of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, collectively referred to as "share-based awards".
On September 10, 2020, the Company's stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan (2019 First Amended Plan) to increase the number of shares reserved for issuance by 4,700,000 shares, establish a one-year minimum vesting requirement for awards granted on or after September 10, 2020, and change the fungible share counting ratio used to calculate the increase or reduction in the number of shares available for issuance under the 2019 First Amended Plan.
On August 24, 2022, the Company's stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan (2019 Second Amended Plan) to increase the number of shares reserved for issuance by 7,000,000 shares, and change the fungible share counting ratio used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Second Amended Plan.
On September 14, 2023, the Company's stockholders approved an amendment and restatement to the 2019 First Amended Plan (2019 Third Amended Plan) to further increase the number of shares reserved for issuance by 5,900,000 shares and changed the fungible share counting ratio used to calculate the increase or reduction in the number of shares available for issuance under the 2019 Third Amended Plan.

On September 12, 2024, the Company's stockholders approved an amendment and restatement to the 2019 First Amended Plan (2019 Fourth Amended Plan) to further increase the number of shares reserved for issuance by 3,400,000. At September 12, 2024, the effective date of the 2019 Fourth Amended Plan, there was a total of 7,947,545 shares reserved for issuance under the 2019 Fourth Amended Plan, which consisted of 3,400,000 new shares plus 4,547,545 shares that remained available for grant under the 2019 Third Amended Plan. The Company refers to the 2019 Plan, 2019 First Amended Plan, 2019 Second Amended Plan, 2019 Third Amended Plan and 2019 Fourth Amended Plan collectively as the "Amended 2019 Plan". As of June 30, 2025, an aggregate of 4,484,849 shares remained available for grant under the Amended 2019 Plan.
Periodically, the Company grants share-based awards to employees, executive officers, and directors of the Company and its subsidiaries. Additionally, the Company periodically grants performance-based restricted stock units to certain executive officers that vest based upon the Company's total shareholder return as compared to the Russell 2000 Index over a three-year period. The performance-based restricted stock units are valued using the Monte Carlo Simulation model. The measurement and recognition of compensation expense is based on estimated fair values for all share-based payment awards made to its employees and directors. Share-based award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as a cost of revenue or an operating expense over the corresponding vesting period.
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

	Three Months Ended
	June 30,
	2025	2024
Cost of product revenue	$413	$431
Cost of service revenue	2,747	2,889
Research and development	5,532	5,886
Sales and marketing	6,889	7,504
General and administrative	4,378	4,488
	$19,959	$21,198
Employee Stock Purchase Plan – The Company maintains the ESPP for all eligible employees as described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year.
NOTE 5 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at June 30, 2025 and March 31, 2025.

Marketable Securities
The following is a summary of marketable securities held by NetScout at June 30, 2025, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized (Losses) Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$5,957	$(1)	$5,956
Commercial paper	18,525	—	18,525
Corporate bonds	997	(1)	996
Certificates of deposit	1,263	—	1,263
Agency bonds	955	—	955
Total short-term marketable securities	27,697	(2)	27,695
U.S. government and municipal obligations	976	2	978
Corporate bonds	10,019	—	10,019
Total long-term marketable securities	10,995	2	10,997
Total marketable securities	$38,692	$—	$38,692
The following is a summary of marketable securities held by NetScout at March 31, 2025, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$4,413	$1	$4,414
Commercial paper	17,358	—	17,358
Certificates of deposit	505	—	505
Total short-term marketable securities	22,276	1	22,277
U.S. government and municipal obligations	1,005	(1)	1,004
Total long-term marketable securities	1,005	(1)	1,004
Total marketable securities	$23,281	$—	$23,281
Contractual maturities of the Company's marketable securities held at June 30, 2025 and March 31, 2025 were as follows (in thousands):

	June 30, 2025	March 31, 2025
Available-for-sale securities:
Due in 1 year or less	$27,695	$22,277
Due after 1 year through 5 years	10,997	1,004
	$38,692	$23,281
Investments
In February 2023, the Company entered into a forward share purchase agreement with Napatech A/S (Napatech), a publicly traded Danish company registered on the Oslo stock exchange, to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock and recorded a $0.2 million change in the fair value of the derivative instrument in other income (expense), net within the Company's consolidated statement of operations during the three months ended June 30, 2023. As part of the agreement, the Company received the right to designate a representative to be nominated for election to the Napatech Board of Directors, which was approved by Napatech's Nomination Committee in April 2023. Subsequently in April 2025, the Company's representative to the Napatech Board resigned. As a result, the Company no longer holds a Board seat. The Company accounts for this investment under the equity method and has elected to apply the fair value option to the investment. The Company records the investment at fair value at the end of each period based on the closing price of Napatech's stock and any change in fair value during the period is recorded in other income (expense), net within the Company's consolidated statement of operations. At June 30, 2025 and March 31, 2025, the fair value of the investment in Napatech was $15.2 million and $11.8 million, respectively, and was included in marketable securities and investments in the Company's consolidated balance sheet. During the three months ended June 30, 2025 and 2024, the Company recognized a $2.5 million gain and an $8.8 million gain, respectively, due to changes in the fair value of the equity investment in Napatech in other income (expense), net within the Company's consolidated statement of operations. For the three months ended June 30, 2025, the unrealized gain related to foreign currency translation on the equity investment in Napatech was $1.0 million. For the three months ended June 30, 2024, the unrealized gain related to foreign currency translation on the equity investment in Napatech was immaterial.
NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at June 30, 2025 and March 31, 2025 (in thousands):

	Fair Value Measurements at
	June 30, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$458,997	$30,575	$—	$489,572
U.S. government and municipal obligations	6,934	—	—	6,934
Commercial paper	—	18,525	—	18,525
Corporate bonds		996	—	996
Certificates of deposit	—	1,263	—	1,263
Equity investment in Napatech	15,241	—	—	15,241
Derivative financial instruments		318	—	318
Agency bonds		10,974	—	10,974
	$481,172	$62,651	$—	$543,823
LIABILITIES:
Derivative financial instruments	$—	$(28)	$—	$(28)
	$—	$(28)	$—	$(28)

	Fair Value Measurements at
	March 31, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$434,121	$23,294	$—	$457,415
U.S. government and municipal obligations	3,008	2,410	—	5,418
Commercial paper	—	17,358	—	17,358
Certificates of deposit	—	505	—	505
Equity investment in Napatech	11,781	—	—	11,781
Derivative financial instruments	—	197	—	197
	$448,910	$43,764	$—	$492,674
LIABILITIES:
Derivative financial instruments	$—	$(55)	$—	$(55)
	$—	$(55)	$—	$(55)
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
NOTE 7 – INVENTORIES AND DEFERRED COSTS
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	June 30, 2025	March 31, 2025
Raw materials	$6,882	$7,172
Work in process	22	47
Finished goods	4,300	3,890
Deferred costs	1,843	1,782
	$13,047	$12,891
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
During the first quarter of fiscal year 2025, due to a decrease in the Company's stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a Triggering Event occurred, indicating goodwill may be impaired. Accordingly, the Company conducted an interim quantitative impairment test of its goodwill at June 30, 2024 using the market approach to estimate the fair value of its reporting unit. As a result of that interim impairment test, the Company recorded a $427.0 million goodwill impairment charge during the three months ended June 30, 2024.
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
At June 30, 2025 and March 31, 2025, the carrying amounts of goodwill were $1.1 billion, respectively.
The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2025 as follows (in thousands):

Balance at March 31, 2025	$1,076,383
Foreign currency translation impact	(6,228)
Balance at June 30, 2025	$1,070,155
Intangible Assets
The net carrying amounts of intangible assets were $249.9 million and $258.7 million at June 30, 2025 and March 31, 2025, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
The Company reviews definite-lived intangible assets for impairment when an event occurs that may indicate potential impairment. In connection with the interim goodwill impairment analysis performed during fiscal year 2025, the Company conducted an impairment test of its definite-lived intangible assets. Based on that assessment, the Company concluded that the carrying values of the Company's definite-lived intangible assets were recoverable. At March 31, 2025, the Company performed a Triggering Event assessment and concluded no events or circumstances occurred that indicated intangible assets may be impaired. However, if future events occur or if business conditions deteriorate, the Company may be required to record an impairment loss, and or accelerate the amortization of definite-live intangible assets in the future, which could be material to its results of operations and financial condition.

Intangible assets include the following amortizable intangible assets at June 30, 2025 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$250,252	$(244,863)	$5,389
Customer relationships	770,589	(533,717)	236,872
Distributor relationships and technology licenses	5,220	(4,226)	994
Definite-lived trademark and trade name	57,990	(51,504)	6,486
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,047)	161
	$1,095,768	$(845,866)	$249,902

Intangible assets include the following amortizable intangible assets at March 31, 2025 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$248,232	$(242,298)	$5,934
Customer relationships	763,397	(518,995)	244,402
Distributor relationships and technology licenses	5,097	(4,022)	1,075
Definite-lived trademark and trade name	57,675	(50,562)	7,113
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,042)	166
	$1,086,118	$(827,428)	$258,690

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Amortization of intangible assets included as:
Cost of product revenue	$630	$1,266
Operating expense	11,124	11,619
	$11,754	$12,885
The following is the expected future amortization expense at June 30, 2025 for the fiscal years ending March 31 (in thousands):

2026 (remaining nine months)	$35,343
2027	44,265
2028	41,297
2029	31,894
2030	28,967
Thereafter	68,136
$249,902

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at June 30, 2025 and March 31, 2025 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025
Derivatives Designated as Hedging Instruments:
Forward contracts	$11,855	$10,649	$318	$197	$28	$55
			$318	$197	$28	$55
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income (loss) and results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	June 30, 2025	June 30, 2024	Location	June 30, 2025	June 30, 2024
Forward contracts	$330	$(117)	Research and development	$(2)	$1
			Sales and marketing	(168)	59
	$330	$(117)		$(170)	$60

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income (loss) to earnings that occurs when the hedged item affects earnings.
The Company had no forward exchange contracts not designed as hedging instruments during the three months ended June 30, 2025 and 2024.
NOTE 10 – LONG-TERM DEBT
On July 27, 2021, the Company amended and extended its existing credit facility (as amended, the Second Amended and Restated Credit Agreement), which provided for a five-year, $800.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The commitments under the Second Amended and Restated Credit Agreement were set to expire on July 27, 2026, and any outstanding loans are due on that date. On May 13, 2024, the Company repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement.
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
At the Company's election, revolving loans under the Third Amended and Restated Credit Agreement bear interest at either (a) a term SOFR rate plus a credit spread adjustment of 0.10% or (b) an Alternate Base Rate (defined in a customary manner), in each case plus an applicable margin. For the period from the delivery of our financial statements for the year ended March 31, 2025, until the Company has delivered financial statements for the quarter ended June 30, 2025, the applicable margin will be 1.00% per annum for term SOFR loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended March 31, 2025, until the Company has delivered financial statements for the quarter ended June 30, 2025, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The loans and other obligations under the credit facility are (a) guaranteed by each of the Company's wholly-owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) secured by substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by the Company and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Third Amended and Restated Credit Agreement generally prohibits any other liens on the assets of the Company and its restricted subsidiaries, subject to certain exceptions as described in the Third Amended and Restated Credit Agreement.
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
The Third Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Third Amended and Restated Credit Agreement. At June 30, 2025, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
The Third Amended and Restated Credit Agreement provides that events of default will exist in certain circumstances, including failure to make payment of principal or interest on the loans when required, failure to perform certain obligations under the Third Amended and Restated Credit Agreement and related documents, defaults under certain other indebtedness, certain insolvency events, certain events arising under ERISA, a change of control and certain other events. Upon an event of default, the administrative agent may, or at the request of the holders of more than 50% in principal amount of the loans and commitments shall, terminate the commitments, accelerate the maturity of the loans and enforce certain other remedies under the Third Amended and Restated Credit Agreement and the other loan documents.
The Company had unamortized capitalized debt issuance costs, net of $3.1 million at June 30, 2025, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $0.7 million was included as prepaid expenses and other current assets and a balance of $2.4 million was included as other assets in the Company's consolidated balance sheet at June 30, 2025.
NOTE 11 – RESTRUCTURING CHARGES
During the fiscal year 2025, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the fiscal year ended March 31, 2025, the Company recorded restructuring charges of $19.6 million to one-time termination benefits for one hundred forty-two employees who voluntarily terminated their employment with the Company during the fiscal year ended March 31, 2025. All one-time termination benefits were completed in full during the first quarter of the fiscal year ending March 31, 2026.
In addition to the VSP, during the third quarter of fiscal year 2025, the Company entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of the related workforce changes, during the fiscal year ended March 31, 2025, the Company recorded restructuring charges totaling $0.9 million. The Company estimates that approximately $0.4 million and $0.1 million in additional restructuring charges will be recorded in the fiscal years ending March 31, 2026 and 2027, respectively, related to one-time termination benefits for the eight employees who continue to render services to the Company. A majority of the one-time termination benefits are expected to be paid in full by the end of the second quarter of fiscal year ending March 31, 2026, with the remaining amounts expected to be paid in full by the end of the fiscal year ending March 31, 2027.
During the first quarter of fiscal year 2026, the Company recorded restructuring charges of $0.5 million.
The following table provides a summary of the activity related to the restructuring plan and the related restructuring liability (in thousands):

	Q1 FY25 VSP	Q3 FY25 Plan
	Employee-related	Employee-related	TOTAL
Balance at March 31, 2025	$9	$906	$915
Restructuring charges to operations	—	529	529
Other adjustments	(9)	—	(9)
Balance at June 30, 2025	$—	$1,435	$1,435

NOTE 12 – LEASES
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
The Company has operating leases for administrative, research and development, sales and marketing and manufacturing facilities and equipment under various non-cancelable lease agreements. The Company's leases have remaining lease terms ranging from 1 year to 6 years. The Company's lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company has asset retirement obligations (ARO) to return certain leased facilities to their original condition at the end of the respective lease term. The estimated fair value of these ARO liabilities is recognized in the period in which the liability is generated and a corresponding increase to the carrying value of the related asset is recorded and depreciated over the useful life of the asset. The Company's estimates of its ultimate AROs could change because of changes in regulations, the extent of environmental remediations required, the means of reclamation, cost estimates, exit or disposal activities or time period estimates. ARO liabilities totaled $2.3 million and $2.2 million at June 30, 2025 and March 31, 2025, respectively. ARO liabilities are included in other long-term liabilities in the consolidated balance sheets at June 30, 2025 and March 31, 2025, respectively. Accretion expense related to these liabilities was not material for any periods presented.
Most of the Company's lease agreements contain variable payments, primarily for common area maintenance, which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the three months ended June 30, 2025 and 2024, respectively, were as follows (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Lease cost under long-term operating leases	$2,853	$2,961
Lease cost under short-term operating leases	336	326
Variable lease cost under short-term and long-term operating leases	962	1,316
Total operating lease cost	$4,151	$4,603

The table below presents supplemental cash flow information related to leases during the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Right-of-use assets obtained in exchange for new operating lease liabilities	$767	$50

At June 30, 2025 and March 31, 2025, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	June 30, 2025	March 31, 2025
Weighted average remaining lease term in years - operating leases	4.54	4.77

Weighted average discount rate - operating leases	4.4%	4.4%

Future minimum payments under non-cancellable leases at June 30, 2025 are as follows (in thousands):

Year ending March 31:
2026 (remaining nine months)	$8,687
2027	10,419
2028	9,022
2029	7,675
2030	6,632
Thereafter	3,131
Total lease payments	$45,566
Less imputed interest	(4,033)
Present value of lease liabilities	$41,533

NOTE 13 – COMMITMENTS AND CONTINGENCIES
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, none of the Company’s current legal proceedings and claims, if determined adversely and based on the information known to the management as of the date of this Quarterly Report, is expected to have a material adverse effect on our financial condition, results of operations or cash flows.
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans recorded in operating expenses in the consolidated statements of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Service cost	$42	$47
Interest cost	277	245
Amortization of net gain	(161)	(116)
Net periodic pension cost	$158	$176

Expected Contributions
During the three months ended June 30, 2025, the Company made contributions of $0.2 million to its defined benefit pension plans. During the fiscal year ending March 31, 2026, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 15 – TREASURY STOCK
On May 3, 2022, the Company's board of directors approved a share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective in the third quarter of fiscal year 2024. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. Through June 30, 2025, the Company repurchased 2,737,970 shares for $56.6 million under the 2022 Share Repurchase Program. The Company repurchased 761,249 shares for $15.0 million under this share repurchase program during the three months ended

June 30, 2025. At June 30, 2025, 22,262,030 shares of common stock remained available to be purchased under the current program.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 597,115 shares and 617,826 shares at a cost of $13.8 million and $12.2 million, respectively, related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2025 and 2024, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.
NOTE 16 – NET LOSS PER SHARE
Calculations of the basic and diluted net loss per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2025	2024
Numerator:
Net loss	$(3,679)	$(443,376)
Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	71,729	71,467
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	—	—
Denominator for diluted net loss per share - weighted average shares outstanding	71,729	71,467
Net loss per share:
Basic net loss per share	$(0.05)	$(6.20)
Diluted net loss per share	$(0.05)	$(6.20)
The following table sets forth restricted stock units excluded from the calculation of diluted net loss per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Restricted stock units	1,647	1,326
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic earnings per share. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the three months ended June 30, 2025 and 2024, all outstanding restricted stock units and performance-based restricted stock units have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 17 – INCOME TAXES
Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes and U.S. taxation on foreign earnings, which are partially offset by research and development tax credits and the foreign derived intangible income deduction.
The Company's effective tax rates were 30.1% and 2.3% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025 differed from the effective tax rate for the three months ended June 30, 2024, primarily related to a decrease in foreign withholding taxes offset by a significant goodwill impairment charge incurred during the three months ended June 30, 2024 which was not deductible for tax purposes.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.
NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION
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
The Company has determined it operates as a single operating segment and has one reportable segment, which includes product and service revenue related to the sale of enterprise performance management, carrier service assurance, cybersecurity, and Distributed Denial-of-Service protection solutions. The Company's results for the one reportable segment are the same as presented in the Company's consolidated statements of operations and there is no expense information that is supplemental to those disclosed in these consolidated financial statements, which are regularly provided to the CODM. The measure of segment assets is reported on the Company's consolidated balance sheet as total assets. Segment asset information is not used by the CODM to allocate resources.
The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and the export controls.
Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2025	2024
United States	$100,504	$99,949
Europe	30,714	31,394
Asia	15,050	11,890
Rest of the world	40,479	31,332
	$186,747	$174,565
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
On August 4, 2025, the Company sold its entire equity investment in Napatech for the equivalent of approximately $12 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission (SEC) on May 15, 2025 (Annual Report). This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part I, Item 1A "Risk Factors" in our Annual Report. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this Quarterly Report (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.
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
Global and Macroeconomic Conditions
We continue to closely monitor current global and macroeconomic conditions, including the impacts of the ongoing war in Ukraine and hostilities in the Middle East, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, international trade relations (including trade protection measures, such as tariffs and other trade barriers), and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our business, customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic conditions remain uncertain. In response to the war in Ukraine, we ceased business operations in Russia, including sales, support on existing contracts and professional services. We remain cautiously optimistic amid ongoing macroeconomic uncertainty and constrained customer spending in the service provider market and firmly focused on driving product innovation, returning to annual revenue growth, and enhancing margins through continued disciplined cost management as we navigate the current macroeconomic landscape that may persist through fiscal year 2026. As a result, we have continued our efforts to manage discretionary costs and align spending with the current environment while we continue to execute on our long-term strategic plans.
Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, based on covenant levels at June 30, 2025, the Company had $600 million available under a revolving credit facility.
Results Overview
Total revenue increased $12.2 million, or 7%, for the three months ended June 30, 2025, as compared to total revenue for the three months ended June 30, 2024, due to an increase in revenue from both enterprise customers and service provider customers from cybersecurity offerings and enterprise customers from service assurance offerings.
Our gross profit percentage increased two percentage points to 76.7% during the three months ended June 30, 2025, as compared with the three months ended June 30, 2024, primarily due to product revenue growth and lower product and support costs.
Net loss for the three months ended June 30, 2025 was $3.7 million, as compared with net loss for the three months ended June 30, 2024 of $443.4 million. The decrease of $439.7 million in net loss was primarily due to a $427.0 million decrease in goodwill impairment charges, a $16.0 million decrease from restructuring charges, a $12.2 million increase in revenue, a $5.2 million decrease in other income primarily due to the change in fair value of the equity investment in Napatech, a $4.8 million decrease in employee related expenses as a result of a decrease in headcount, partially offset by an increase in variable incentive compensation, a $1.4 million decrease in interest expense due to repayment of outstanding loan balance and a $1.1 million decrease in amortization expense of intangible assets. These decreases to net loss were partially offset by an $11.2 million increase in income tax expense, a $2.3 million increase in foreign exchange expense, and a $1.0 million increase in salaries associated with executive transition costs.
At June 30, 2025, we had cash, cash equivalents, marketable securities and investments (current and non-current) of $543.5 million. This represents an increase of $51.0 million from $492.5 million at March 31, 2025. This increase was primarily due to $73.6 million of net cash provided by operations, $4.7 million increase from the exchange rate changes and $3.5 million increase from the change in fair value of an equity investment, partially offset by $15.0 million used to repurchase shares of our common stock, $13.8 million used for tax withholdings on restricted stock units and $1.9 million used for capital expenditures during the three months ended June 30, 2025.
Use of Non-GAAP Financial Measures
We supplement the United States generally accepted accounting principles (GAAP) financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per share (diluted) and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization (EBITDA) from operations (Non-GAAP EBITDA from operations). Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation expense, and acquisition-related depreciation expense. Non-GAAP income from operations includes the aforementioned adjustments related to non-GAAP gross profit and also removes goodwill impairment charges, executive transition costs and restructuring charges. Non-GAAP operating margin includes the foregoing adjustments related to non-GAAP income from operations. Non-GAAP net income removes the foregoing adjustments related to non-GAAP income from operations, and also removes the income tax effects of such adjustments. Non-GAAP EBITDA from operations removes the aforementioned items related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
These non-GAAP measures are not prepared in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP (revenue, gross profit, operating margin, net income and diluted net income per share), and may have limitations because they do not reflect all our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should not be used to evaluate our results of operations against those of our peers or other companies, as the definitions and calculations of our non-GAAP measures may not be the same as those used by other companies, even if the measures share the same name.
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
The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three months ended June 30, 2025 and 2024, respectively (dollars in thousands, except for per share data):

	Three Months Ended
	June 30,
	2025	2024
Revenue (GAAP)	$186,747	$174,565

GAAP gross profit	$143,325	$130,196
Share-based compensation expense	3,160	3,320
Amortization of acquired intangible assets	550	995
Acquisition related depreciation expense	2	2
Non-GAAP gross profit	$147,037	$134,513

GAAP loss from operations	$(6,564)	$(463,324)
Share-based compensation expense	19,959	21,198
Amortization of acquired intangible assets	11,669	12,609
Restructuring charges	529	16,563
Goodwill impairment	—	426,967
Executive transition costs	959	—
Acquisition related depreciation expense	12	12
Non-GAAP income from operations	$26,564	$14,025

GAAP net loss	$(3,679)	$(443,376)
Share-based compensation expense	19,959	21,198
Amortization of acquired intangible assets	11,669	12,609
Restructuring charges	529	16,563
Goodwill impairment	—	426,967
Executive transition costs	959
Acquisition-related depreciation expense	12	12
Income tax adjustments	(4,712)	(13,395)
Non-GAAP net income	$24,737	$20,578

GAAP diluted net loss per share	$(0.05)	$(6.20)
Per share impact of non-GAAP adjustments identified above	0.39	6.48
Non-GAAP diluted net income per share	$0.34	$0.28

GAAP loss from operations	$(6,564)	$(463,324)
Previous adjustments to determine non-GAAP income from operations	33,128	477,349
Non-GAAP income from operations	26,564	14,025
Depreciation excluding acquisition-related depreciation expense	2,776	3,784
Non-GAAP EBITDA from operations	$29,340	$17,809

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
While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management's most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:
•revenue recognition; and
•valuation of goodwill.
Please refer to the critical accounting policies set forth in our Annual Report for a description of all of our critical accounting policies and estimates.
Three Months Ended June 30, 2025 and 2024
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training, subscription-based services, and stand-ready software as a service offerings. During the three months ended June 30, 2025 and June 30, 2024, no direct customers or channel partners accounted for more than 10% of our total revenue.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$72,993	39%	$61,169	35%	$11,824	19%
Service	113,754	61	113,396	65	358	—%
Total revenue	$186,747	100%	$174,565	100%	$12,182	7%
Product. The 19.3%, or $11.8 million, increase in product revenue compared with the same period last year was primarily due to an increase in revenue from both enterprise customers and service provider customers from cybersecurity offerings and enterprise customers from service assurance offerings.
Service. The 0.3%, or $0.4 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts as well as cloud and subscription services.

Total revenue by geography was as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
United States	$100,504	54%	$99,949	57%	$555	1%
International:
Europe	30,714	16	31,394	18	(680)	(2)%
Asia	15,050	8	11,890	7	3,160	27%
Rest of the world	40,479	22	31,332	18	9,147	29%
Subtotal international	86,243	46	74,616	43	11,627	16%
Total revenue	$186,747	100%	$174,565	100%	$12,182	7%
United States revenue increased 1%, or $0.6 million, primarily due to an increase in revenue from enterprise customers from both service assurance and cybersecurity offerings, partly offset by a decrease in revenue from service provider customers from both service assurance and cybersecurity offerings. The 16%, or $11.6 million, increase in international revenue compared with the same period last year was primarily driven by an increase in revenue from service provider customers from cybersecurity offerings and an increase from enterprise customers from service assurance offerings.
Total revenue by product line was as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$118,330	63%	$116,733	67%	$1,597	1%
Cybersecurity	68,417	37	57,832	33	10,585	18%
Total revenue	$186,747	100%	$174,565	100%	$12,182	7%
The 1%, or $1.6 million, increase in revenue from the service assurance product line was due to an increase in product revenue from enterprise customers, partially offset by a decrease in both product and service revenue from service provider customers. The 18%, or $10.6 million, increase in revenue from the cybersecurity product line was due to higher product revenue from both enterprise and service provider customers, and an increase in service revenue from both enterprise customers and service provider customers.
Total revenue by customer vertical was as follows:

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$75,969	41%	$80,475	46%	$(4,506)	(6)%
Enterprise	110,778	59	94,090	54	16,688	18%
Total revenue	$186,747	100%	$174,565	100%	$12,182	7%
The 6%, or $4.5 million, decrease in revenue from the service provider customer vertical was due to a decrease in product and service revenue from the service assurance product line, partially offset by an increase in both product and service revenue from the cybersecurity product line. The 18%, or $16.7 million, increase in revenue from the enterprise customer vertical was due to an increase in product and service revenue from both the service assurance and cybersecurity product line.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$11,925	6%	$12,004	7%	$(79)	(1)%
Service	31,497	17	32,365	19	(868)	(3)%
Total cost of revenue	$43,422	23%	$44,369	26%	$(947)	(2)%
Gross profit:
Product $	$61,068	33%	$49,165	28%	$11,903	24%
Product gross profit %	84%		80%
Service $	$82,257	44%	$81,031	46%	$1,226	2%
Service gross profit %	72%		71%
Total gross profit $	$143,325		$130,196		$13,129	10%
Total gross profit %	77%		75%
Product. The 1%, or $0.1 million, decrease in cost of product revenue for the three months ended June 30, 2025 compared to the same period last year was primarily due to a $0.6 million decrease in the amortization of intangible assets, a $0.2 million decrease in depreciation and a $0.1 million decrease in inventory obsolescence charges, offset by $0.8 million increase in direct material costs. The product gross profit percentage increased by 24 percentage points to 84% during the three months ended June 30, 2025 as compared with the three months ended June 30, 2024. The 24%, or $11.9 million, increase in product gross profit was attributable to the 19%, or $11.8 million, increase in product revenue and by the 1%, or $0.1 million, decrease in cost of product revenue.
Service. The 3%, or $0.9 million, decrease in cost of service revenue for the three months ended June 30, 2025 compared to the same period last year was primarily due to a $1.6 million decrease in employee-related costs associated with a reduction in headcount. The decrease in cost of service revenue was partially offset by an increase of $0.8 million in the cost of materials used to support customers under service contracts. The service gross profit percentage increased by two percentage points to 72% during the three months ended June 30, 2025 as compared with the three months ended June 30, 2024. The $1.2 million increase in service gross profit was attributable to the 3%, or $0.9 million, decrease in cost of service revenue and by a $0.4 million increase in service revenue.
Gross profit. Our gross profit increased by 10%, or $13.1 million, during the three months ended June 30, 2025 when compared with the three months ended June 30, 2024. This increase was attributable to the increase in revenue of 7%, or $12.2 million and the 2%, or $0.9 million, decrease in cost of revenue. The gross profit percentage increased by two percentage points to 77% for the three months ended June 30, 2025 as compared with the three months ended June 30, 2024.

Operating Expenses

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Research and development	$39,789	21%	$42,465	24%	$(2,676)	(6)%
Sales and marketing	70,595	38	70,330	40	265	—%
General and administrative	27,857	15	25,581	15	2,276	9%
Amortization of acquired intangible assets	11,119	6	11,614	7	(495)	(4)%
Restructuring charges	529	—	16,563	9	(16,034)	(97)%
Goodwill impairment	—	—	426,967	245	(426,967)	(100)%
Total operating expenses	$149,889	80%	$593,520	340%	$(443,631)	(75)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 6%, or $2.7 million, decrease in research and development expenses for the three months ended June 30, 2025 compared to the same period last year was primarily due to a $2.5 million decrease in employee-related costs associated with a decrease in headcount.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 0.4%, or $0.3 million, increase in total sales and marketing expenses for the three months ended June 30, 2025 compared to the same period last year was primarily due to a $1.5 million increase in commissions expense. This increase was partially offset by a $0.5 million decrease in advertising expenses, $0.4 million decrease in trade shows and $0.3 million decrease in employee-related costs associated with a decrease in cost due to a reduction in headcount.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures.
The 9%, or $2.3 million, increase in general and administrative expenses for the three months ended June 30, 2025 compared to the same period last year was primarily due to a $1.0 million increase in salary expense associated with the cost of the one-year Senior Advisor roles of our retiring Chief Financial Officer and Chief Operating Officer that commenced on June 1, 2025, a $0.7 million increase in legal expenses, a $0.6 million increase in software licenses and maintenance expenses and a $0.6 million increase in contractor expenses. This increase was partially offset by a decrease of $0.5 million in variable incentive compensation expense.
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists primarily of amortization of customer relationships, definite-lived trademarks and trade names, and developed technology related to our acquisitions of Danaher Corporation's communications business (Comms Transaction), Network General Corporation, Avvasi Inc. and Efflux Systems, Inc.
The 4%, or $0.5 million, decrease in amortization of acquired intangible assets was largely due to a decrease in the amortization of intangible assets acquired as part of the Comms Transaction and the Network General Corporation transaction.
Restructuring charges. During the third quarter of fiscal year 2025, we entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of this related workforce change, during the three months ended June 30, 2025, we recorded restructuring charges totaling $0.5 million. During the three months ended June 30, 2024, we recorded restructuring charges totaling $16.6 million related to one-time termination benefits for one hundred sixteen employees who voluntarily terminated their employment through our voluntary separation program that was implemented in the first quarter of fiscal year 2025.
Goodwill impairment. During the first quarter of fiscal year 2025, due to a decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a Triggering Event occurred, indicating goodwill may be impaired.

Accordingly, we conducted an interim quantitative impairment test of its goodwill at June 30, 2024 using the market approach to estimate the fair value of its reporting unit. As a result of that interim impairment test, we recorded a $427.0 million goodwill impairment charge during the three months ended June 30, 2024.
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

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$3,736	2%	$9,628	6%	$(5,892)	(61)%
The 61%, or $5.9 million, decrease in interest and other income (expense), net for the three months ended June 30, 2025 compared to the same period last year was primarily due to $5.2 million decrease from the change in fair value of the equity investment in Napatech and a $2.3 million increase in foreign exchange expense, partially offset by a $1.4 million decrease in interest expense.
Income Tax Expense (Benefit). The effective tax rates were 30.1% and 2.3% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025 differed from the effective tax rate for the three months ended June 30, 2024, primarily related to a decrease in foreign withholding taxes offset by a $427.0 million goodwill impairment charge incurred during the three months ended June 30, 2024 which was not deductible for tax purposes.

	Three Months Ended				Change
	June 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$851	—%	$(10,320)	(6)%	$11,171	108%

Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at June 30, 2025 was $30.9 million compared to $33.1 million at March 31, 2025. Combined product backlog included fulfillable backlog of $23.3 million and $25.1 million at June 30, 2025 and March 31, 2025, respectively. Total backlog includes orders that were received late in the quarter and radio frequency propagation modeling projects, as well as multi-year enterprise license agreements. In some cases, we have begun these projects but have not yet hit billable milestones. At June 30, 2025 and March 31, 2025 deferred revenue contained a gross balance of $6.3 million and $8.3 million, respectively, related to these radio frequency propagation modeling project orders.
Liquidity and Capital Resources
Cash, cash equivalents, marketable securities and investments consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Cash and cash equivalents	$489,572	$457,415
Short-term marketable securities and investments	42,937	34,058
Long-term marketable securities	10,997	1,004
Cash, cash equivalents, marketable securities and investments	$543,506	$492,477
Cash, cash equivalents, marketable securities and investments
At June 30, 2025, cash, cash equivalents, marketable securities and investments (current and non-current) totaled $543.5 million, a $51.0 million increase from $492.5 million at March 31, 2025. This increase was primarily due to $73.6 million of net cash provided by operations and $13.6 million proceeds from sales and maturity of marketable securities, partially offset by $29.0 million used to purchase marketable securities, $15.0 million used to repurchase shares of our common stock, $13.8 million used for tax withholdings on restricted stock units, and $1.9 million used for capital expenditures, during the three months ended June 30, 2025. Cash and short-term investments held outside of the United States was approximately $227.7 million.
Cash and cash equivalents were impacted by the following:

	Three Months Ended
	June 30,
	(in thousands)
	2025	2024
Net cash provided by operating activities	$73,552	$38,428
Net cash used in investing activities	$(17,291)	$(3,094)
Net cash used in financing activities	$(28,778)	$(62,157)
Net cash from operating activities
Cash provided by operating activities was $73.6 million during the three months ended June 30, 2025, compared with $38.4 million of cash provided by operating activities during the three months ended June 30, 2024. The $35.1 million increase was primarily driven by a $439.7 million decrease in net loss related to a reduction of $427.0 million in a goodwill impairment charge. Also contributing to the increase was a $28.1 million increase due to change in deferred revenue, a $10.6 million increase associated with deferred income tax, and a $9.1 million increase from accounts receivable. Partially offsetting these increases was a $18.9 million decrease associated with accrued compensation and other expenses, a $5.4 million decrease associated with change from accounts payable, a $5.3 million decreased related to a change in prepaid expenses and other assets for the three months ended June 30, 2025 as compared with the three months ended June 30, 2024.
Net cash from investing activities

	Three Months Ended
	June 30,
	(in thousands)
	2025	2024
Cash used in investing activities included the following:
Purchase of marketable securities and investments	$(29,031)	$(12,151)
Proceeds from sales and maturity of marketable securities	13,618	10,325
Purchase of fixed assets	(1,878)	(1,268)
	$(17,291)	$(3,094)

Cash used in investing activities was $17.3 million during the three months ended June 30, 2025, compared with $3.1 million of cash used in investing activities during the three months ended June 30, 2024. The $14.2 million increase in cash used in investing activities was partially due in part to an additional $16.9 million purchase and sale of marketable securities during the three months ended June 30, 2025 as compared with the three months ended June 30, 2024, an additional $0.6 million in fixed asset purchase, partially offset by a $3.3 million increase in proceeds from maturity of marketable securities in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2026.
Net cash from financing activities

	Three Months Ended
	June 30,
	(in thousands)
	2025	2024
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$1	$2
Treasury stock repurchases	(15,014)	(25,000)
Tax withholding on restricted stock units	(13,765)	(12,159)
Repayment of long-term debt	—	(25,000)
	$(28,778)	$(62,157)
Cash used in financing activities changed by $33.4 million to $28.8 million during the three months ended June 30, 2025, compared with $62.2 million of cash used in financing activities during the three months ended June 30, 2024.
During the three months ended June 30, 2025, we repurchased a total of 761,249 shares for $15.0 million in the open market under the 2022 Share Repurchase Program. During the three months ended June 30, 2024, we repurchased a total of 1,347,900 shares for $25.0 million in the open market under the 2022 Share Repurchase Program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld 597,115 and 617,826 shares at a cost of $13.8 million and $12.2 million related to minimum statutory tax withholding requirements on these restricted stock units during the three months ended June 30, 2025 and 2024, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
During the three months ended June 30, 2025, there were no amounts outstanding under the Third Amended and Restated Credit Agreement (as defined below) and therefore no amounts repaid. During the three months ended June 30, 2024, we repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement (as defined below).
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
In connection with the Third Amended and Restated Credit Agreement, we paid off the outstanding balance of $75.0 million under the Second Amended and Restated Credit Agreement on October 4, 2024 by borrowing the same amount under the Third Amended and Restated Credit Agreement. Additionally, we recorded a loss on the extinguishment of debt of $1.1 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2025. On February 3, 2025, we paid the outstanding balance of $75.0 million in full under the Third Amended and Restated Credit Agreement. At June 30, 2025, there were no amounts outstanding under the Third Amended and Restated Credit Agreement.
At our election, revolving loans under the Third Amended and Restated Credit Agreement bear interest at either (a) a term SOFR rate plus a credit spread adjustment of 0.10% or (b) an Alternate Base Rate (defined in a customary manner), in each case plus an applicable margin. For the period from the delivery of our financial statements for the year ended March 31, 2025, until we have delivered financial statements for the quarter ended June 30, 2025, the applicable margin will be 1.00% per annum for term SOFR loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended March 31, 2025, until we have delivered financial statements for the quarter ended June 30, 2025, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The loans and other obligations under the credit facility are (a) guaranteed by each of our wholly-owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) secured by substantially all of the assets of us and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by us and the subsidiary guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Third Amended and Restated Credit Agreement generally prohibits any other liens on the assets of NetScout and our restricted subsidiaries, subject to certain exceptions as described in the Third Amended and Restated Credit Agreement.
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

The Third Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. Our maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Third Amended and Restated Credit Agreement. At June 30, 2025, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
We had unamortized capitalized debt issuance costs, net of $3.1 million at June 30, 2025, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $0.7 million was included as prepaid expenses and other current assets and a balance of $2.4 million was included as other assets in our consolidated balance sheet at June 30, 2025.
Cash Requirements
We are actively managing the business to generate cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements for at least the next twelve months.
We have contractual obligations for long-term debt, operating leases, unconditional purchase obligations, pension benefits plans and certain other long-term liabilities. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report. We expect net cash provided by operating activities combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and our revolving credit facility. However, macroeconomic conditions, including high inflation and interest rates, international trade relations (including trade protections measures, such as tariffs and other trade barriers), and a potential recession, could increase our anticipated funding requirements or make it more difficult for us to access capital.
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
We are currently not exposed to any market risks related to fluctuations in interest rates related to our credit facility as we had no debt as of June 30, 2025.
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
At June 30, 2025, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.9 million. The valuation of outstanding foreign currency forward contracts at June 30, 2025 resulted in a liability balance of $28 thousand, reflecting unfavorable contract rates in comparison to current market rates at this date. At March 31, 2025, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2025 resulted in a liability balance of $55 thousand, reflecting unfavorable contract rates in comparison to current market rates and an asset balance of $197 thousand, reflecting favorable rates in comparison to current market rates at this date. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At June 30, 2025, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, none of the Company’s current legal proceedings and claims, if determined adversely and based on the information known to the management as of the date of this Quarterly Report, is expected to have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report. The risks discussed in our Annual Report could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended June 30, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
4/1/2025-4/30/2025	742,923	$19.66	742,670	22,280,609
5/1/2025-5/31/2025	149,487	22.70	18,579	22,262,030
6/1/2025-6/30/2025	465,954	23.14	—	22,262,030
Total	1,358,364	$21.19	761,249	22,262,030
(1)We purchased an aggregate of 597,115 shares during the three months ended June 30, 2025 transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Such purchases reflected in the table do not reduce the maximum number of shares that may be purchased under our 25 million share repurchase program authorized on May 3, 2022 (2022 Share Repurchase Program).

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.

Item 5.  Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Date Terminated
Michael Szabados, Director and Senior Advisor [3]	May 23, 2025	Rule 10b5-1 Trading Arrangement	Up to 16,000 shares to be sold	May 20, 2026	N/A

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
(3) Mr. Szabados served as our Chief Operating Officer until May 31, 2025, when he resigned from that position.

Item 6. Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

10.1		Transition and Separation Agreement, dated May 7, 2025 by and between the Company and Jean Bua (filed as Exhibit 10.8 to NetScout's Annual Report on Form 10-K, SEC File No. 000-26251, filed on May 15, 2025 and incorporated herein by reference).

10.2		Transition and Separation Agreement, dated May 7, 2025 by and between the Company and Michael Szabados (filed as Exhibit 10.9 to NetScout's Annual Report on Form 10-K, SEC File No. 000-26251, filed on May 15, 2025 and incorporated herein by reference).

10.3		Offer Letter, dated May 7, 2025, by and between the Company and Anthony Piazza (filed as Exhibit 10.10 to NetScout's Annual Report on Form 10-K, SEC File No. 000-26251, filed on May 15, 2025 and incorporated herein by reference).

10.4		Offer Letter, dated May 7, 2025, by and between the Company and Sanjay Munshi (filed as Exhibit 10.11 to NetScout's Annual Report on Form 10-K, SEC File No. 000-26251, filed on May 15, 2025 and incorporated herein by reference).

10.5	+	Form of Restricted Stock Unit Award Agreement with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan.

10.6	+	Form of Performance-Based Restricted Stock Unit Award with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan.

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibits 101).

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: August 7, 2025	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 7, 2025	/s/ Anthony Piazza
Anthony Piazza
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2025	/s/ Eric Watt
Eric Watt
Chief Accounting Officer
(Principal Accounting Officer)