Form 10-Q
period 2025-09-30
NETSCOUT SYSTEMS INC
filed 2025-11-06
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 27, 2025 was 72,193,673.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. Examples of forward-looking statements include statements that relate to future events or our future financial performance or liquidity, and other statements that are not historical fact. You can identify forward-looking statements by their use of forward-looking words such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on May 15, 2025, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except for per share data)

	September 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$483,380	$457,415
Marketable securities and investments	33,483	34,058
Accounts receivable and unbilled costs, net of allowance for credit losses of $98 and $214 at September 30, 2025 and March 31, 2025, respectively	130,158	163,654
Inventories and deferred costs	12,381	12,891
Prepaid income taxes	14,660	13,380
Prepaid expenses and other current assets	33,969	31,786
Total current assets	708,031	713,184
Fixed assets, net	21,290	21,529
Operating lease right-of-use assets	38,388	37,717
Goodwill	1,069,517	1,076,383
Intangible assets, net	238,389	258,690
Deferred income taxes	78,845	66,294
Long-term marketable securities	10,042	1,004
Other assets	11,682	11,777
Total assets	$2,176,184	$2,186,578
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,706	$18,208
Accrued compensation	53,461	56,696
Accrued other	21,601	19,397
Income taxes payable	883	883
Deferred revenue and customer deposits	276,768	301,753
Current portion of operating lease liabilities	10,009	10,995
Total current liabilities	377,428	407,932
Other long-term liabilities	7,911	8,210
Deferred tax liability	2,872	2,643
Accrued long-term retirement benefits	29,571	27,379
Long-term deferred revenue and customer deposits	151,311	147,510
Operating lease liabilities, net of current portion	33,539	32,509
Total liabilities	602,632	626,183
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 authorized; 136,324,349 and 134,038,262 issued and 72,186,052 and 72,060,237 outstanding	136	134
Additional paid-in capital	3,293,220	3,255,333
Accumulated other comprehensive income	3,954	4,073
Treasury stock, at cost, 64,138,297 and 61,978,025 shares	(1,701,464)	(1,654,702)
Accumulated deficit	(22,294)	(44,443)
Total stockholders' equity	1,573,552	1,560,395
Total liabilities and stockholders' equity	$2,176,184	$2,186,578
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Product	$94,712	$81,033	$167,705	$142,202
Service	124,305	110,075	238,059	223,471
Total revenue	219,017	191,108	405,764	365,673
Cost of revenue:
Product	11,597	13,440	23,522	25,444
Service	32,013	28,617	63,510	60,982
Total cost of revenue	43,610	42,057	87,032	86,426
Gross profit	175,407	149,051	318,732	279,247
Operating expenses:
Research and development	40,269	35,909	80,058	78,374
Sales and marketing	64,925	61,226	135,520	131,556
General and administrative	26,261	23,742	54,118	49,323
Amortization of acquired intangible assets	11,162	11,642	22,281	23,256
Restructuring charges	304	2,409	833	18,972
Goodwill impairment	—	—	—	426,967
Total operating expenses	142,921	134,928	292,810	728,448
Income (loss) from operations	32,486	14,123	25,922	(449,201)
Interest and other income (expense), net:
Interest income	3,530	2,546	6,741	5,644
Interest expense	(421)	(1,801)	(836)	(3,746)
Other (expense) income, net	(4,213)	(2,542)	(3,273)	5,933
Total interest and other income (expense), net	(1,104)	(1,797)	2,632	7,831
Income (loss) before income tax expense (benefit)	31,382	12,326	28,554	(441,370)
Income tax expense (benefit)	5,554	3,299	6,405	(7,021)
Net income (loss)	$25,828	$9,027	$22,149	$(434,349)
Basic net income (loss) per share	$0.36	$0.13	$0.31	$(6.08)
Diluted net income (loss) per share	$0.35	$0.13	$0.30	$(6.08)
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	72,077	71,447	71,904	71,457
Net income (loss) per share - diluted	72,917	71,837	73,130	71,457
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$25,828	$9,027	$22,149	$(434,349)
Other comprehensive income (loss):
Cumulative translation adjustments	(147)	528	(4)	397
Changes in market value of investments:
Changes in unrealized gains, net of taxes of $0, $8, $4 and $10 respectively	14	21	13	28
Total net change in market value of investments	14	21	13	28
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes of ($43), $66, $34 and $38, respectively	(139)	209	114	121
Reclassification adjustment for net (losses) gains included in net income (loss), net of (benefits) taxes of ($35), ($4), ($75) and $11 respectively	(111)	(11)	(242)	33
Total net change in market value of derivatives	(250)	198	(128)	154
Other comprehensive (loss) income	(383)	747	(119)	579
Comprehensive income (loss)	$25,445	$9,774	$22,030	$(433,770)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except for per share data)
(Unaudited)

	Three months ended September 30, 2025
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, June 30, 2025	135,857,091	$135	$3,274,682	$4,337	63,336,389	$(1,683,481)	$(48,122)	$1,547,551
Net income							25,828	25,828
Unrealized net investment gains				14				14
Unrealized net losses on derivative financial instruments				(250)				(250)
Cumulative translation adjustments				(147)				(147)
Issuance of common stock pursuant to vesting of restricted stock units	250,801	1						1
Stock-based compensation expense for restricted stock units granted to employees			13,150					13,150
Issuance of common stock under employee stock purchase plan	216,457		5,388					5,388
Repurchase of treasury stock					801,908	(17,983)		(17,983)
Balance, September 30, 2025	136,324,349	$136	$3,293,220	$3,954	64,138,297	$(1,701,464)	$(22,294)	$1,573,552

	Six months ended September 30, 2025
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2025	134,038,262	$134	$3,255,333	$4,073	61,978,025	$(1,654,702)	$(44,443)	$1,560,395
Net income							22,149	22,149
Unrealized net investment gains				13				13
Unrealized net losses on derivative financial instruments				(128)				(128)
Cumulative translation adjustments				(4)				(4)
Issuance of common stock pursuant to vesting of restricted stock units	2,069,630	2						2
Stock-based compensation expense for restricted stock units granted to employees			32,499					32,499
Issuance of common stock under employee stock purchase plan	216,457		5,388					5,388
Repurchase of treasury stock					2,160,272	(46,762)		(46,762)
Balance, September 30, 2025	136,324,349	$136	$3,293,220	$3,954	64,138,297	$(1,701,464)	$(22,294)	$1,573,552

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except for per share data)
(Unaudited)

	Three months ended September 30, 2024
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, June 30, 2024	133,189,228	$133	$3,201,998	$3,404	61,877,819	$(1,652,642)	$(120,897)	$1,431,996
Net income							9,027	9,027
Unrealized net investment gains				21				21
Unrealized net gains on derivative financial instruments				198				198
Cumulative translation adjustments				528				528
Issuance of common stock pursuant to vesting of restricted stock units	269,164	—						—
Stock-based compensation expense for restricted stock units granted to employees			14,638					14,638
Issuance of common stock under employee stock purchase plan	213,098		4,577					4,577
Repurchase of treasury stock					78,442	(1,597)		(1,597)
Balance, September 30, 2024	133,671,490	$133	$3,221,213	$4,151	61,956,261	$(1,654,239)	$(111,870)	$1,459,388

	Six months ended September 30, 2024
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2024	131,316,309	$131	$3,181,366	$3,572	59,912,093	(1,615,483)	$322,479	$1,892,065
Net loss							(434,349)	(434,349)
Unrealized net investment gains				28				28
Unrealized net gains on derivative financial instruments				154				154
Cumulative translation adjustments				397				397
Issuance of common stock pursuant to vesting of restricted stock units	2,142,083	2						2
Stock-based compensation expense for restricted stock units granted to employees			35,270					35,270
Issuance of common stock under employee stock purchase plan	213,098		4,577					4,577
Repurchase of treasury stock					2,044,168	(38,756)		(38,756)
Balance, September 30, 2024	133,671,490	$133	$3,221,213	$4,151	61,956,261	$(1,654,239)	$(111,870)	$1,459,388

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$22,149	$(434,349)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	28,811	32,505
Operating lease right-of-use asset amortization	5,004	5,227
Loss on disposal of fixed assets	5	15
Share-based compensation expense	33,516	36,084
Goodwill impairment	—	426,967
Deferred income taxes	(12,514)	(24,819)
Loss (gain) in equity investment	1,008	(7,633)
Changes in assets and liabilities
Accounts receivable and unbilled costs	33,838	73,697
Inventories and deferred costs	32	(3,213)
Prepaid expenses and other assets	(3,505)	(4,697)
Accounts payable	(3,455)	(516)
Accrued compensation and other expenses	2,084	(6,264)
Operating lease liabilities	(5,626)	(5,915)
Income taxes payable	558	194
Deferred revenue	(21,699)	(52,584)
Net cash provided by operating activities	80,206	34,699
Cash flows from investing activities:
Purchase of marketable securities and investments	(50,589)	(20,999)
Proceeds from sales and maturity of marketable securities	30,362	25,290
Proceeds from sale of equity investment	11,772	—
Purchase of fixed assets	(4,111)	(2,150)
Purchase of intangible assets	—	(1,290)
Net cash (used in) provided by investing activities	(12,566)	851
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2
Treasury stock repurchases	(31,565)	(25,257)
Tax withholding on restricted stock units	(15,197)	(13,499)
Repayment of long-term debt	—	(25,000)
Net cash used in financing activities	(46,760)	(63,754)
Effect of exchange rate changes on cash and cash equivalents	5,085	1,885
Net increase (decrease) in cash and cash equivalents	25,965	(26,319)
Cash and cash equivalents, beginning of period	457,415	389,674
Cash and cash equivalents, end of period	$483,380	$363,355
Supplemental disclosures:
Cash paid for interest	$—	$2,693
Cash paid for income taxes	$20,047	$22,176
Non-cash transactions:
Transfers of inventory to fixed assets	$613	$1,020
Additions to property, plant and equipment included in accounts payable	$68	$86
Issuance of common stock under employee stock plans	$5,388	$4,577
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
Global and Macroeconomic Conditions
The Company continues to closely monitor the current global and macroeconomic conditions, including the impacts of the ongoing war in Ukraine and hostilities in the Middle East, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, international trade relations (including trade protection measures, such as tariffs and other trade barriers), impacts associated with the U.S. Government shutdown, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact its business, customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic trends remain uncertain. It is possible that the measures taken by the governments of countries affected and the resulting economic impacts may materially and adversely affect the Company's future results of operations, cash flows and financial position, as well as its customers.
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company remains optimistic but cognizant of ongoing macroeconomic uncertainty and constrained customer spending in the service provider market and remains firmly focused on driving product innovation, returning to annual revenue growth, and enhancing margins through continued disciplined cost management as it navigates the current macroeconomic landscape that may persist through fiscal year 2026. In addition to its cash, cash equivalents, marketable securities, and investments, based on covenant levels, as of September 30, 2025, the Company had $600 million available under a revolving credit facility.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and usefulness of income tax disclosures for decision-making. The amendments address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendments are effective for annual periods beginning after December

15, 2024. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements and disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue from Contracts with Customers." The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. ASU 2025-05 should be applied on a prospective basis with early adoption permitted. The Company is currently evaluating the impact of this standard and does not expect the adoption of 2025-05 to have a material impact on its consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 350-40): Update to modernize the accounting for internal-use software costs. ASU 2025-06 removes all references to software project development stages and clarifies the recognition threshold, entities must meet to begin capitalizing costs. ASU 2025-06 is effective for the Company beginning with its fiscal year ending March 31, 2029. The Company is currently evaluating the impact of this standard and does not expect the adoption of ASU 2025-06 to have a material impact on its consolidated financial statements and disclosures.
NOTE 2 – REVENUE
Revenue Recognition Policy
The Company exercises judgment and uses estimates in connection with determining the amounts of product and service revenues to be recognized in each accounting period.
The Company derives revenues primarily from the sale of network management tools and cybersecurity solutions for service provider and enterprise customers, which include hardware, software, and service offerings. The Company's product sales consist primarily of software-only offerings and offerings that include hardware appliances with embedded software each of which are essential to providing customers the intended functionality of the solutions.
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
During the six months ended September 30, 2025, the Company recognized revenue of $185.1 million related to the Company's deferred revenue balance reported at March 31, 2025.
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
For contracts involving distinct hardware and software licenses, the performance obligations are satisfied at a point in time when control is transferred to the customer. For standalone maintenance and post-contract support (PCS), the performance obligation is satisfied ratably over the contract term as a stand-ready obligation. For consulting and training services, the performance obligation may be satisfied over the contract term as a stand-ready obligation, satisfied over a period of time as those services are delivered, satisfied at the completion of the service when control has transferred, or the services have expired unused.
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at September 30, 2025.
At September 30, 2025, the Company had total deferred revenue and customer deposits of $428.1 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $276.8 million, or 65%, of this revenue during the next 12 months and expects to recognize the remaining $151.3 million, or 35%, of this revenue thereafter.
In accordance with our revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed and the related invoiced amount has not been collected. While the invoiced amount represents an enforceable obligation, the Company does not believe its right to payment is unconditional. Therefore, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable, and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $2.0 million and $5.5 million at September 30, 2025 and March 31, 2025, respectively.
The Company expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the six months ended September 30, 2025.
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
Costs to Obtain Contracts
The Company has determined that the only significant incremental costs incurred to obtain contracts with customers within the scope of ASC Topic 606, Revenue from contracts with customers, are sales commissions paid to its employees. Sales commissions are recorded as an asset and amortized to expense ratably over the remaining performance periods of the related contracts with remaining performance obligations. The Company expenses costs as incurred for sales commissions when the amortization period would have been one year or less.
At September 30, 2025, the consolidated balance sheet included $9.5 million in assets related to sales commissions to be expensed in future periods. A balance of $5.4 million was included in prepaid expenses and other current assets, and a balance of $4.1 million was included in other assets in the Company's consolidated balance sheet at September 30, 2025. At March 31, 2025, the consolidated balance sheet included $9.9 million in assets related to sales commissions to be expensed in future periods. A balance of $5.4 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at March 31, 2025.
During each of the three and six months ended September 30, 2025 and 2024, the Company recognized $1.8 million, $1.7 million, $3.7 million and $3.4 million of amortization related to this sales commission asset, respectively, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2025	$214
Additions resulting in charges to operations	89
Recoveries of previously reserved balances	(40)
Deductions due to write-offs	(165)
Balance at September 30, 2025	$98

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At September 30, 2025, two channel partners who primarily serve U.S. Government agencies accounted for more than 10% of the accounts receivable balance each, while no direct customers accounted for more than 10% of the accounts receivable balance. At March 31, 2025, the Company had no direct customers or channel partners which accounted for more than 10% of the accounts receivable balance.
During the three months ended September 30, 2025, one channel partner who primarily serves U.S. Government agencies accounted for more than 10% of the Company's total revenue, while no direct customers accounted for more than 10% of total revenue. During the six months ended September 30, 2025, the Company had no direct customers or channel partners that accounted for more than 10% of total revenue. During the three and six months ended September 30, 2024 , the Company had no direct customers or channel partners accounted for more than 10% of total revenue.
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

NOTE 4 – SHARE-BASED COMPENSATION
Equity Incentive Plan – On September 12, 2019, the Company's stockholders approved the Company's 2019 Equity Incentive Plan (2019 Plan), which replaced the Company's 2007 Equity Incentive Plan, as amended. The 2019 Plan permits the granting of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, collectively referred to as "share-based awards". The 2019 Plan has been amended from time to time to increase the number of shares reserved for issuance and to modify certain other terms.
On September 10, 2025, the Company's stockholders approved an amendment and restatement of the 2019 Amended Plan (Amended 2019 Plan) to further increase the number of shares reserved for issuance by 3,500,000 from 27,794,651 shares to 31,294,651 shares. As of September 30, 2025, an aggregate of 8,223,224 shares remained available for grant under the Amended 2019 Plan.
Periodically, the Company grants share-based awards to employees, executive officers, and directors of the Company and its subsidiaries. Additionally, the Company periodically grants performance-based restricted stock units to certain executive officers that cliff vest up to 100% of shares granted at target based upon achievement of the Company's established metrics pertaining to total shareholder return as compared to the Russell 2000 Index over a three-year period. The performance-based restricted stock units are valued at the time of grant using the Monte Carlo Simulation model. The measurement and recognition of stock compensation expense is based on estimated fair values for all share-based awards made to its employees, executive officers, and directors. Share-based awards are generally measured at fair value on the date of grant based on the number of shares granted and the quoted closing price of the Company's common stock. Such value is recognized on a straight-line basis as a cost of revenue or an operating expense over the corresponding vesting period.
Employee Stock Purchase Plan – The Company maintains the 2011 Amended and Restated Employee Stock Purchase Plan (ESPP) for all eligible employees as described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Under the ESPP, shares of the Company's common stock may be purchased on the last trading day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the six months ended September 30, 2025, employees purchased 216,457 shares under the ESPP and the fair market value per share was $24.89.
The following is a summary of share-based compensation expense including restricted stock units and performance-based restricted stock units granted pursuant to the Company's Amended 2019 Plan, and employee stock purchases made under the ESPP, based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of product revenue	$297	$295	$710	$726
Cost of service revenue	1,930	1,905	4,677	4,794
Research and development	3,990	3,934	9,522	9,820
Sales and marketing	4,672	5,275	11,562	12,779
General and administrative	2,668	3,477	7,045	7,965
	$13,557	$14,886	$33,516	$36,084
NOTE 5 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, agency bonds, money market instruments and cash maintained with various financial institutions at September 30, 2025 and March 31, 2025.

Marketable Securities
The following is a summary of marketable securities held by the Company at September 30, 2025, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$7,982	$4	$7,986
Commercial paper	18,991	—	18,991
Corporate bonds	995	1	996
Certificates of deposit	3,543	—	3,543
Agency bonds	1,964	3	1,967
Total short-term marketable securities	33,475	8	33,483
U.S. government and municipal obligations	2,007	3	2,010
Agency bonds	8,026	6	$8,032
Total long-term marketable securities	10,033	9	10,042
Total marketable securities	$43,508	$17	$43,525
The following is a summary of marketable securities held by the Company at March 31, 2025, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$4,413	$1	$4,414
Commercial paper	17,358	—	17,358
Certificates of deposit	505	—	505
Total short-term marketable securities	22,276	1	22,277
U.S. government and municipal obligations	1,005	(1)	1,004
Total long-term marketable securities	1,005	(1)	1,004
Total marketable securities	$23,281	$—	$23,281
Contractual maturities of the Company's marketable securities held at September 30, 2025 and March 31, 2025 were as follows (in thousands):

	September 30, 2025	March 31, 2025
Available-for-sale securities:
Due in 1 year or less	$33,483	$22,277
Due after 1 year through 5 years	10,042	1,004
	$43,525	$23,281
Investments
In February 2023, the Company entered into a forward share purchase agreement with Napatech A/S (Napatech), a publicly traded Danish company registered on the Oslo stock exchange, to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock. The Company accounted for the investment under the equity method and elected to apply the fair value option to the investment. The Company recorded the investment at fair value at the end of each period based on the closing price of Napatech's stock and any change in fair value during the period is recorded in other (expense) income, net within the Company's consolidated statement of operations. On August 4, 2025, the Company sold its entire equity investment in Napatech, receiving cash proceeds of $11.8 million. During the six months ended September 30, 2025 and 2024, the Company recognized a $1.0 million loss and a $7.6 million gain, respectively, on the Napatech equity investment, in other (expense) income, net. For the six months ended September 30, 2024, the unrealized gain related to foreign currency translation on the equity investment in Napatech was $0.7 million.

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at September 30, 2025 and March 31, 2025 (in thousands):

	Fair Value Measurements at
	September 30, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$444,681	$38,699	$—	$483,380
U.S. government and municipal obligations	9,996	—	—	9,996
Commercial paper	—	18,991	—	18,991
Corporate bonds		996	—	996
Certificates of deposit	—	3,543	—	3,543
Derivative financial instruments		91	—	91
Agency bonds		9,999	—	9,999
	$454,677	$72,319	$—	$526,996
LIABILITIES:
Derivative financial instruments	$—	$(137)	$—	$(137)
	$—	$(137)	$—	$(137)

	Fair Value Measurements at
	March 31, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$434,121	$23,294	$—	$457,415
U.S. government and municipal obligations	3,008	2,410	—	5,418
Commercial paper	—	17,358	—	17,358
Certificates of deposit	—	505	—	505
Equity investment in Napatech	11,781	—	—	11,781
Derivative financial instruments	—	197	—	197
	$448,910	$43,764	$—	$492,674
LIABILITIES:
Derivative financial instruments	$—	$(55)	$—	$(55)
	$—	$(55)	$—	$(55)
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

NOTE 7 – INVENTORIES AND DEFERRED COSTS
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2025	March 31, 2025
Raw materials	$5,616	$7,172
Work in process	40	47
Finished goods	4,271	3,890
Deferred costs	2,454	1,782
	$12,381	$12,891
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
At September 30, 2025 and March 31, 2025, the carrying amounts of goodwill were approximately $1.1 billion, respectively.
The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2025 as follows (in thousands):

Balance at March 31, 2025	$1,076,383
Foreign currency translation impact	(6,866)
Balance at September 30, 2025	$1,069,517
Intangible Assets
The net carrying amounts of intangible assets were $238.4 million and $258.7 million at September 30, 2025 and March 31, 2025, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
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

Intangible assets include the following amortizable intangible assets at September 30, 2025 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$250,453	$(245,614)	$4,839
Customer relationships	771,304	(544,683)	226,621
Distributor relationships and technology licenses	5,233	(4,319)	914
Definite-lived trademark and trade name	58,022	(52,163)	5,859
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,052)	156
	$1,096,729	$(858,340)	$238,389

Intangible assets include the following amortizable intangible assets at March 31, 2025 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$248,232	$(242,298)	$5,934
Customer relationships	763,397	(518,995)	244,402
Distributor relationships and technology licenses	5,097	(4,022)	1,075
Definite-lived trademark and trade name	57,675	(50,562)	7,113
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,042)	166
	$1,086,118	$(827,428)	$258,690
Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Amortization of intangible assets included as:
Cost of product revenue	$632	$1,073	$1,262	$2,339
Operating expense	11,165	11,647	22,289	23,266
	$11,797	$12,720	$23,551	$25,605
The following is the expected future amortization expense at September 30, 2025 for the fiscal years ending March 31 (in thousands):

2026 (remaining Six months)	$23,601
2027	44,305
2028	41,335
2029	31,905
2030	29,004
Thereafter	68,239
$238,389

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at September 30, 2025 and March 31, 2025 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	September 30, 2025	March 31, 2025	September 30, 2025	March 31, 2025	September 30, 2025	March 31, 2025
Derivatives Designated as Hedging Instruments:
Forward contracts	$11,621	$10,649	$91	$197	$137	$55
			$91	$197	$137	$55
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive (loss) income and results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2025	September 30, 2024	Location	September 30, 2025	September 30, 2024
Forward contracts	$(182)	$275	Research and development	$11	$3
			Sales and marketing	(157)	(18)
	$(182)	$275		$(146)	$(15)

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income (loss) to earnings that occurs when the hedged item affects earnings.

The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income and results of operations for the six months ended September 30, 2025 and 2024 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2025	September 30, 2024	Location	September 30, 2025	September 30, 2024
Forward contracts	$148	$159	Research and development	$8	$4
			Sales and marketing	(325)	40
	$148	$159		$(317)	$44

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income (loss) to earnings that occurs when the hedged item affects earnings.
The Company had no forward exchange contracts not designated as hedging instruments during the six months ended September 30, 2025 and 2024.
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
In connection with the Third Amended and Restated Credit Agreement, the Company paid off the outstanding balance of $75.0 million under the Second Amended and Restated Credit Agreement on October 4, 2024 by borrowing the same amount under the Third Amended and Restated Credit Agreement. Additionally, the Company recorded a loss on the extinguishment of debt of $1.1 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2025. On February 3, 2025, the Company paid the outstanding balance of $75.0 million in full under the Third Amended and Restated Credit Agreement. At September 30, 2025 and March 31, 2025, there were no amounts outstanding under the Third Amended and Restated Credit Agreement.
At the Company's election, revolving loans under the Third Amended and Restated Credit Agreement bear interest at either (a) a term SOFR rate plus a credit spread adjustment of 0.10% or (b) an Alternate Base Rate (defined in a customary manner), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended June 30, 2025, until the Company has delivered financial statements for the quarter ended September 30, 2025, the applicable margin will be 1.00% per annum for term SOFR loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended June 30, 2025, until the Company has delivered financial statements for the quarter ended September 30, 2025, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Third Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Third Amended and Restated Credit Agreement. At September 30, 2025, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
The Company had unamortized capitalized debt issuance costs, net of $3.0 million at September 30, 2025, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $0.7 million was included as prepaid expenses and other current assets and a balance of $2.3 million was included as other assets in the Company's consolidated balance sheet at September 30, 2025.
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
In addition to the VSP, during the third quarter of fiscal year 2025, the Company entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of the related workforce changes, during the fiscal year ended March 31, 2025, the Company recorded restructuring charges totaling $0.9 million. During the six months ended September 30, 2025, the Company recorded restructuring charges of $0.8 million. The Company estimates approximately $0.1 million and $0.1 million in remaining additional restructuring charges that will be recorded in the fiscal years ending March 31, 2026 and 2027, respectively. A majority of the one-time termination benefits were paid in full by the end of the second quarter of fiscal year ending March 31, 2026, with the remaining amounts expected to be paid in full by the end of the fiscal year ending March 31, 2027.
The following table provides a summary of the activity related to the restructuring plan and the related restructuring liability (in thousands):

	Q1 FY25 VSP	Q3 FY25 Plan
	Employee-Related	Employee-Related	Total
Balance at March 31, 2025	$9	$906	$915
Restructuring charges to operations	—	833	833
Cash payments	(9)	(1,650)	(1,659)
Balance at September 30, 2025	$—	$89	$89
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
The Company has asset retirement obligations (ARO) to return certain leased facilities to their original condition at the end of the respective lease term. The estimated fair value of these ARO liabilities is recognized in the period in which the liability is generated and a corresponding increase to the carrying value of the related asset is recorded and depreciated over the useful life of the asset. The Company's estimates of its ultimate AROs could change because of changes in regulations, the extent of environmental remediations required, the means of reclamation, cost estimates, exit or disposal activities or time period estimates. ARO liabilities totaled $2.3 million and $2.2 million at September 30, 2025 and March 31, 2025, respectively. ARO liabilities are included in other long-term liabilities in the consolidated balance sheets at September 30, 2025 and March 31, 2025, respectively. Accretion expense related to these liabilities was not material for any periods presented.
Most of the Company's lease agreements contain variable payments, primarily for common area maintenance, which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the six months ended September 30, 2025 and 2024, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease cost under long-term operating leases	$2,875	$2,966	$5,728	$5,927
Lease cost under short-term operating leases	400	332	737	658
Variable lease cost under short-term and long-term operating leases	1,091	762	2,052	2,078
Total operating lease cost	$4,366	$4,060	$8,517	$8,663

The table below presents supplemental cash flow information related to leases during the six months ended September 30, 2025 and 2024 (in thousands):

	Six Months Ended
	September 30,
	2025	2024
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,449	$1,177

At September 30, 2025 and March 31, 2025, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	September 30, 2025	March 31, 2025
Weighted average remaining lease term in years - operating leases	4.67	4.77

Weighted average discount rate - operating leases	4.4%	4.4%
Future minimum payments under non-cancellable leases at September 30, 2025 are as follows (in thousands):

Year ending March 31:
2026 (remaining six months)	$5,740
2027	10,865
2028	9,808
2029	8,712
2030	7,931
Thereafter	5,013
Total lease payments	$48,069
Less imputed interest	(4,521)
Present value of lease liabilities	$43,548
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans recorded in operating expenses in the consolidated statements of operations for the six months ended

September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$44	$49	$88	$96
Interest cost	278	256	555	501
Amortization of net gain	(163)	(121)	(326)	(237)
Net periodic pension cost	$159	$184	$317	$360
Expected Contributions
During the six months ended September 30, 2025, the Company made contributions of $0.4 million to its defined benefit pension plans. During the fiscal year ending March 31, 2026, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 15 – TREASURY STOCK
On May 3, 2022, the Company's board of directors approved a share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective in the third quarter of fiscal year 2024. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. Through September 30, 2025, the Company repurchased 3,478,951 shares for $73.2 million under the 2022 Share Repurchase Program. The Company repurchased 1,502,230 shares for $31.6 million under this share repurchase program during the six months ended September 30, 2025. At September 30, 2025, 21,521,049 shares of common stock remained available to be purchased under the current program.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 658,042 shares and 681,963 shares at a cost of $15.2 million and $13.5 million, respectively, related to minimum statutory tax withholding requirements during the six months ended September 30, 2025 and 2024, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.

NOTE 16 – NET LOSS PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$25,828	$9,027	$22,149	$(434,349)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	72,077	71,447	71,904	71,457
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	840	390	1,225	—
Denominator for diluted net income (loss) per share - weighted average shares outstanding	$72,917	$71,837	$73,130	$71,457
Net loss per share:
Basic net income (loss) per share	$0.36	$0.13	$0.31	$(6.08)
Diluted net income (loss) per share	$0.35	$0.13	$0.30	$(6.08)
The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Restricted stock units	1,558	3,312	2,844	740
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the six months ended September 30, 2024, all outstanding restricted stock units including (performance-based restricted stock units) have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 17 – INCOME TAXES
Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes and U.S. taxation on foreign earnings, which are partially offset by research and development tax credits and the foreign derived intangible income deduction.
The Company's effective tax rates were 17.7% and 26.8% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three months ended September 30, 2025 differed from the effective tax rate for the three months ended September 30, 2024, primarily due to the impact of our sales mix in different geographic areas.
The Company's effective tax rates were 22.4% and 1.6% for the six months ended September 30, 2025 and 2024, respectively. The effective tax rate for the six months ended September 30, 2025 differed from the effective tax rate for the six months ended September 30, 2024 primarily related to the impact of our sales mix in different geographic areas. Also contributing to the effective tax rate change was an impact related to stock compensation and goodwill impairment incurred during the six months ended September 30, 2024, which was not deductible for tax purposes.
On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company does not expect the new legislation to have a material impact on the results of operations.

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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$131,164	$111,235	$231,668	$211,184
Europe	33,629	32,094	64,343	63,488
Asia	15,281	17,036	30,331	28,926
Rest of the world	38,943	30,743	79,422	62,075
	$219,017	$191,108	$405,764	$365,673
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
Overview
We are an industry leader with four decades of experience in providing service assurance and cybersecurity solutions that are based on our pioneering deep packet inspection technology at scale, which is used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and to protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments and the edges of their networks, the rapidly evolving cybersecurity threat landscape, artificial intelligence and business analytics advancements that can help enhance observability, and the 5G technology evolution in both the service provider and enterprise customer verticals.
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
Global and Macroeconomic Conditions
We continue to closely monitor current global and macroeconomic conditions, including the impacts of the ongoing war in Ukraine and hostilities in the Middle East, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, international trade relations (including trade protection measures, such as tariffs and other trade barriers), impacts associated with the U.S. Government shutdown, and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our business, customers, employees, supply chain, and distribution network. The full extent of the impacts of these global and macroeconomic conditions remain uncertain. In response to the war in Ukraine, we ceased business operations in Russia, including sales, support on existing contracts and professional services. We remain optimistic but cognizant of ongoing macroeconomic uncertainty and constrained customer spending in the service provider market and firmly focused on driving product innovation, returning to annual revenue growth, and enhancing margins through continued disciplined cost management as we navigate the current macroeconomic landscape that may persist through fiscal year 2026. As a result, we have continued our efforts to manage discretionary costs and align spending with the current environment while we continue to execute on our long-term strategic plans.
Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, the Company had $600 million available under a revolving credit facility based on covenant levels at September 30, 2025.
Results Overview
Total revenue increased $40.1 million, or 11%, for the six months ended September 30, 2025, as compared to total revenue for the six months ended September 30, 2024. The increase was attributable to an increase in both product and service revenue from both our service assurance and cybersecurity offerings. Within these offerings, both our enterprise and service provider customer verticals contributed to this growth as well. Product revenue benefited from an acceleration of some U.S. Government agency related orders received in the period that were originally expected in the second half of the fiscal year ending March 31, 2026. Service revenue benefited from the timing of customer maintenance renewals.
Our gross profit percentage increased 3 percentage points to 79% during the six months ended September 30, 2025, as compared with the six months ended September 30, 2024, primarily due to increased product and service revenue growth and a more favorable product mix associated with increased licensing of our software products.
Net income for the six months ended September 30, 2025 was $22.1 million, as compared with net loss for the six months ended September 30, 2024 of $434.3 million. The decrease of $456.5 million in net loss was primarily due to a $427.0 million decrease in goodwill impairment charges, a $40.1 million increase in revenue, and a $18.1 million decrease from restructuring charges. These decreases to net loss were partially offset by a $13.4 million increase in income tax expense, an $8.0 million decrease in other income primarily due to the change in fair value of the equity investment in Napatech that was sold in August 2025, and a $6.5 million increase to employee-related expenses primarily due to an increase in variable incentive compensation.
At September 30, 2025, we had cash, cash equivalents, marketable securities and investments (current and non-current) of $526.9 million. This represents an increase of $34.4 million from $492.5 million at March 31, 2025. This increase was primarily due to $80.2 million of net cash provided by operations, a $29.6 million increase in purchases of marketable securities, $11.8 million in proceeds from the sale of our entire Napatech equity investment and a $5.1 million increase in proceeds from the maturity of marketable securities. Partially offsetting the increase was $31.6 million used to repurchase shares of our common stock, $15.2 million used for tax withholdings on restricted stock units and $4.1 million used for capital expenditures during the six months ended September 30, 2025.
Use of Non-GAAP Financial Measures
We supplement the United States GAAP financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP diluted net income per share, and non-GAAP earnings before interest and other expense, income taxes, depreciation, and amortization from operations (Non-GAAP EBITDA from operations). Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation expense, and acquisition-related depreciation expense. Non-GAAP income from operations includes the aforementioned adjustments related to non-GAAP gross profit and also removes goodwill impairment charges, executive transition costs, and restructuring charges. Non-GAAP operating margin includes the foregoing adjustments related to non-GAAP income from operations. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, and also removes the income tax effects of such adjustments. Non-GAAP diluted net income per share includes the foregoing adjustments related to non-GAAP net income. Non-GAAP EBITDA from operations includes the aforementioned adjustments related to non-GAAP income from operations and also removes non-acquisition related depreciation expense.
These non-GAAP measures are not prepared in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP (gross profit, operating margin, net income, and diluted net income per share), and may have limitations because they do not reflect all our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should not be used to evaluate our results of operations against those of our peers or other companies, as the definitions and calculations of our non-GAAP measures may not be the same as those used by other companies, even if the measures share the same name.
Management believes these non-GAAP financial measures will enhance the reader's overall understanding of our current financial performance and our prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how management plans and measures our business. We believe that providing these non-GAAP measures to investors provides them with a view of our operating results that may be more easily compared to peer companies and also enables investors to consider our operating results on both a GAAP and non-GAAP basis during and following the integration period of our acquisitions. Presenting the GAAP measures on their own may not be indicative of our core operating results. Furthermore, management believes that the presentation of non-GAAP measures when shown in conjunction with the corresponding GAAP measures provides useful information to management and investors regarding present and future business trends relating to our financial condition and results of operations.
The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2025 and 2024, respectively (dollars in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue (GAAP)	$219,017	$191,108	$405,764	$365,373

GAAP gross profit	$175,407	$149,051	$318,732	$279,247
Share-based compensation expense	2,227	2,200	5,387	5,520
Amortization of acquired intangible assets	551	996	1,101	1,991
Acquisition related depreciation expense	1	2	3	4
Non-GAAP gross profit	$178,186	$152,249	$325,223	$286,762

GAAP income (loss) from Operations	$32,486	$14,123	$25,922	$(449,201)
Share-based compensation expense	13,557	14,886	33,516	36,084
Amortization of acquired intangible assets	11,713	12,638	23,382	25,247
Restructuring charges	304	2,409	833	18,972
Goodwill impairment	—	—	—	426,967
Executive transition costs	—	—	959	—
Acquisition related depreciation expense	11	11	23	23
Non-GAAP income from operations	$58,071	$44,067	$84,635	$58,092

GAAP net income (loss)	$25,828	$9,027	$22,149	$(434,349)
Share-based compensation expense	13,557	14,886	33,516	36,084
Amortization of acquired intangible assets	11,713	12,638	23,382	25,247
Restructuring charges	304	2,409	833	18,972
Goodwill impairment	—	—	—	426,967
Executive transition costs	—		959
Acquisition-related depreciation expense	11	11	23	23
Income tax adjustments	(6,336)	(5,409)	(11,048)	(18,804)
Non-GAAP net income	$45,077	$33,562	$69,814	$54,140

GAAP diluted net income (loss) per share	$0.35	$0.13	$0.30	$(6.08)
Per share impact of non-GAAP adjustments identified above	0.27	0.34	0.65	6.83
Non-GAAP diluted net income per share	$0.62	$0.47	$0.95	$0.75

GAAP income (loss) from operations	32,486	14,123	25,922	(449,201)
Previous adjustments to determine non-GAAP income from operations	25,585	29,944	58,713	507,293
Non-GAAP income from operations	58,071	44,067	84,635	58,092
Depreciation excluding acquisition related depreciation expense	2,630	3,451	5,406	7,235
Non-GAAP EBITDA from operations	$60,701	$47,518	$90,041	$65,327

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
Three Months Ended September 30, 2025 and 2024
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training, subscription-based services, and stand-ready software as a service offerings. During the three months ended September 30, 2025, one channel partner who primarily serves U.S. Government agencies accounted for more than 10% of the Company's total revenue.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$94,712	43%	$81,033	42%	$13,679	17%
Service	124,305	57	110,075	58	14,230	13%
Total revenue	$219,017	100%	$191,108	100%	$27,909	15%
Product. The 17%, or $13.7 million, increase in product revenue compared with the same period last year was attributable to an increase in revenue from both enterprise and service provider customers from service assurance offerings and service provider customers from cybersecurity offerings. Also contributing to the increase was an acceleration of some U.S. Government agency related orders received in the period that were originally expected in the second half of the fiscal year ending March 31, 2026.
Service. The 13%, or $14.2 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts, partly due to the timing of customer maintenance renewals, as well as professional services and subscription services.

Total revenue by geography was as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
United States	$131,164	60%	$111,235	58%	$19,929	18%
International:
Europe	33,629	15	32,094	17	1,535	5%
Asia	15,281	7	17,036	9	(1,755)	(10)%
Rest of the world	38,943	18	30,743	16	8,200	27%
Subtotal international	87,853	40	79,873	42	7,980	10%
Total revenue	$219,017	100%	$191,108	100%	$27,909	15%
The 18%, or $19.9 million, increase in United States revenue compared to the same period last year was primarily due to an increase in revenue from enterprise and service provider customers from service assurance offerings, partly offset by a decrease in revenue from enterprise and service provider customers from cybersecurity offerings. Also contributing to the increase was the timing of maintenance renewal orders and an acceleration of some U.S. Government agency related orders received in the period that were originally expected in the second half of the fiscal year ending March 31, 2026. The 10%, or $8.0 million, increase in international revenue compared with the same period last year was primarily driven by an increase in revenue from service provider and enterprise customers from both cybersecurity and service assurance offerings.
Total revenue by product line was as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$144,043	66%	$121,676	64%	$22,367	18%
Cybersecurity	74,974	34	69,432	36	5,542	8%
Total revenue	$219,017	100%	$191,108	100%	$27,909	15%
The 18%, or $22.4 million, increase in revenue from the service assurance product line compared to the same period last year was due to an increase from enterprise and service provider customers. The 8%, or $5.5 million, increase in revenue from the cybersecurity product line compared to the same period last year was due to an increase in revenue from enterprise and service provider customers. Revenue from both the service assurance and cybersecurity product lines benefited from the timing of orders and maintenance renewals within the fiscal year.
Total revenue by customer vertical was as follows:

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$84,514	39%	$67,615	35%	$16,899	25%
Enterprise	134,503	61	123,493	65	11,010	9%
Total revenue	$219,017	100%	$191,108	100%	$27,909	15%

The 25%, or $16.9 million, increase in revenue from the service provider customer vertical was due to an increase in product and service revenue from service assurance offerings as well as an increase from cybersecurity product lines, partially offset by a decrease in cybersecurity service lines. The 9%, or $11.0 million, increase in revenue from the enterprise customer vertical was due to an increase in product and service revenue from service assurance offerings as well as an increase from cybersecurity service lines, partially offset by a decrease in cybersecurity product lines. Revenue from both the service provider and enterprise customer verticals benefited from the timing of orders and maintenance renewals within the fiscal year.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of capitalized software, acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$11,597	5%	$13,440	7%	$(1,843)	(14)%
Service	32,013	15	28,617	15	3,396	12%
Total cost of revenue	$43,610	20%	$42,057	22%	$1,553	4%
Gross profit:
Product $	$83,115	38%	$67,593	35%	$15,522	23%
Product gross profit %	88%		83%
Service $	$92,292	42%	$81,458	43%	$10,834	13%
Service gross profit %	74%		74%
Total gross profit $	$175,407		$149,051		$26,356	18%
Total gross profit %	80%		78%
Product. The 14%, or $1.8 million, decrease in cost of product revenue for the three months ended September 30, 2025 compared to the same period last year was primarily driven by a 5 percentage point increase in our gross profit percentage to 88% due to a more favorable product mix associated with increased licensing of our software products.
Service. The 12%, or $3.4 million, increase in cost of service revenue for the three months ended September 30, 2025 compared to the same period last year was primarily driven by a $14.2 million or 13% increase, in service revenue, and an increase in employee-related variable incentive compensation. Our service gross profit percentage was consistent at 74% during the three months ended September 30, 2025 as compared with the three months ended September 30, 2024.
Operating Expenses

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Research and development	$40,269	18%	$35,909	19%	$4,360	12%
Sales and marketing	64,925	30	61,226	32	3,699	6%
General and administrative	26,261	12	23,742	12	2,519	11%
Amortization of acquired intangible assets	11,162	5	11,642	6	(480)	(4)%
Restructuring charges	304	—	2,409	1	(2,105)	(87)%
Total operating expenses	$142,921	65%	$134,928	70%	$7,993	6%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.
The 12%, or $4.4 million, increase in research and development expenses for the three months ended September 30, 2025 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation, partially offset by a $0.5 million decrease in employee-related costs due to a reduction in headcount, and a $0.4 million decrease in depreciation expense.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 6%, or $3.7 million, increase in total sales and marketing expenses for the three months ended September 30, 2025 compared to the same period last year was primarily due to a $3.3 million increase associated with the timing of trade shows and other events.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, finance, legal and human resource employees, overhead and other corporate expenditures.
The 11%, or $2.5 million, increase in general and administrative expenses for the three months ended September 30, 2025 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation.
Restructuring charges. During the third quarter of fiscal year 2024, we entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of this related workforce change, during the three months ended September 30, 2025 we recorded restructuring charges totaling $0.3 million. During the three months ended September 30, 2024, we recorded restructuring charges totaling $2.4 million related to one-time termination benefits for twenty-three employees who voluntarily terminated their employment during the three months ended September 30, 2024.
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Interest and other expense, net	$(1,104)	(1)%	$(1,797)	(1)%	$693	39%
The 39%, or $0.7 million, decrease in interest and other expense, net, for the three months ended September 30, 2025 compared to the same period last year was primarily due to a $1.4 million decrease in interest expense from the payoff of our credit facility balance in February 2025, a $1.0 million increase in interest income and a $1.0 million decrease in foreign exchange expense. This increase was partially offset by a $2.5 million decrease in the change in fair value of our prior equity investment in Napatech that was sold in August 2025.
Income Tax Expense. The effective tax rates were 17.7% and 26.8% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three months ended September 30, 2025 differed from the effective tax rate for the three months ended September 30, 2024, primarily due to the impact of our sales mix in different geographic areas.

	Three Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Income tax expense	$5,554	3%	$3,299	2%	$2,255	68%

Six Months Ended September 30, 2025 and 2024
Revenue
During the six months ended September 30, 2025, and 2024, no direct customer or channel partner accounted for more than 10% of our total revenue.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$167,705	41%	$142,202	39%	$25,503	18%
Service	238,059	59%	223,471	61%	14,588	7%
Total revenue	$405,764	100%	$365,673	100%	$40,091	11%
Product. The 18%, or $25.5 million, increase in product revenue compared with the same period last year was attributable to an increase in revenue from enterprise customers from service assurance offerings and service provider customers from service assurance offerings related to radio frequency propagation modeling projects, as well as an increase in revenue from service provider and enterprise customers from cybersecurity offerings. Also attributing to the increase was an acceleration of some U.S. Government agency related orders received in the period that were originally expected in the second half of the fiscal year ending March 31, 2026.
Service. The 7%, or $14.6 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts, partly due to the timing of customer maintenance renewals, as well as cloud and subscription services.
Total revenue by geography was as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
United States	$231,668	57%	$211,184	58%	$20,484	10%
International:
Europe	64,343	16	63,488	17	855	1%
Asia	30,331	7	28,926	8	1,405	5%
Rest of the world	79,422	20	62,075	17	17,347	28%
Subtotal international	174,096	43	154,489	42	19,607	13%
Total revenue	$405,764	100%	$365,673	100%	$40,091	11%

The 10%, or $20.5 million, increase in United States revenue compared to the same period last year was primarily due to an increase in revenue from service assurance offerings from enterprise customers as well as an increase in service provider customers from radio frequency propagation modeling projects, partly offset by a decrease in revenue from cybersecurity offerings to both enterprise and service provider customers. Also contributing to the increase was the timing of maintenance renewal orders and an acceleration of some U.S. Government agency related orders received in the period that were originally expected in the second half of the fiscal year ending March 31, 2026. The 13%, or $19.6 million, increase in international revenue compared with the same period last year was primarily driven by an increase in revenue from service provider and enterprise customers from both service assurance and cybersecurity offerings.

Total revenue by product line was as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$262,373	65%	$238,409	65%	$23,964	10%
Cybersecurity	143,391	35	127,264	35	16,127	13%
Total revenue	$405,764	100%	$365,673	100%	$40,091	11%
The 10%, or $24.0 million, increase in revenue from the service assurance product line compared to the same period last year was due to an increase in revenue from both enterprise and radio frequency propagation modeling projects, partially offset by a decrease in service provider product revenue. The 13%, or $16.1 million, increase in revenue from the cybersecurity product line compared to the same period last year was due to an increase in revenue from service provider and enterprise customers. Revenue from both the service assurance and cybersecurity product lines benefited from the timing of orders and maintenance renewals within the fiscal year.
Total revenue by customer vertical was as follows:

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$160,483	40%	$148,091	40%	$12,392	8%
Enterprise	$245,281	60	217,582	60	27,699	13%
Total revenue	$405,764	100%	$365,673	100%	$40,091	11%
The 8%, or $12.4 million, increase in revenue from the service provider customer vertical was due to an increase in service revenue from both the service assurance and cybersecurity product lines, as well as an increase in product revenue from the cybersecurity product line. The 13%, or $27.7 million, increase in revenue from the enterprise vertical was due to an increase in product and service revenue from both the service assurance and cybersecurity product lines. Revenue from both the service assurance and cybersecurity product lines benefited from the timing of orders and maintenance renewals within the fiscal year.

Cost of Revenue and Gross Profit

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$23,522	6%	$25,444	7%	$(1,922)	(8)%
Service	63,510	16	60,982	17	2,528	4%
Total cost of revenue	$87,032	22%	$86,426	24%	$606	1%
Gross profit:
Product $	$144,183	36%	$116,758	32%	$27,425	23%
Product gross profit %	86%		82%
Service $	$174,549	43%	$162,489	44%	$12,060	7%
Service gross profit %	73%		73%
Total gross profit $	$318,732		$279,247		$39,485	14%
Total gross profit %	79%		76%		3%
Product. The 8%, or $1.9 million, decrease in cost of product revenue for the six months ended September 30, 2025 compared to the same period last year was primarily driven by a 4 percentage point increase in our gross profit percentage to 86% due to a more favorable product mix associated with increased licensing of our software products.
Service. The 4%, or $2.5 million increase in cost of service revenue for the six months ended September 30, 2025 compared to the same period last year was primarily driven by a $14.6 million, or 7%, increase, in service revenue, and an increase in employee-related variable incentive compensation. The service gross profit percentage was consistent at 73% for the six months ended September 30, 2025 when compared to the six months ended September 30, 2024.
Operating Expenses

	Six Months Ended					Change
	September 30,
	(Dollars in Thousands)
	2025			2024
		% of Revenue			% of Revenue	$	%
Research and development	$80,058	20%		$78,374	21%	$1,684	2%
Sales and marketing	135,520	33		131,556	36	3,964	3%
General and administrative	54,118	13		49,323	13	4,795	10%
Amortization of acquired intangible assets	22,281	5		23,256	6	(975)	(4)%
Restructuring	833	—		18,972	5	(18,139)	(96)%
Goodwill impairment	—	—		426,967	117	(426,967)	(100)%
Total operating expenses	$292,810	71%	0.71	$728,448	198%	$(435,638)	(60)%
Research and development. The 2%, or $1.7 million, increase in research and development expenses for the six months ended September 30, 2025 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation, partially offset by a $1.6 million decrease in employee-related costs due to a reduction in headcount, and a $0.8 million decrease in depreciation expense.
Sales and marketing. The 3%, or $4.0 million, increase in sales and marketing expenses for the six months ended September 30, 2025 compared to the same period last year was primarily due to a $3.8 million increase associated with the timing of trade shows and other events.

General and administrative. The 10%, or $4.8 million, increase in general and administrative expenses for the six months ended September 30, 2025 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation, a $1.3 million increase in contractor expenses and a $0.9 million increase in legal fees. These decreases were partially offset by a reduction in facility related costs.
Restructuring charges. During the third quarter of fiscal year 2024, we entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of this related workforce change, during the six months ended September 30, 2025 we recorded restructuring charges totaling $0.8 million. During the six months ended September 30, 2024, we recorded restructuring charges totaling $19.0 million related to one-time termination benefits for one hundred thirty-nine employees who voluntarily terminated their employment during the six months ended September 30, 2024.
Goodwill impairment. During the first quarter of fiscal year 2025, due to a decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a Triggering Event occurred, indicating goodwill may be impaired. Accordingly, we conducted an interim quantitative impairment test of its goodwill at June 30, 2024 using the market approach to estimate the fair value of its reporting unit. As a result of that interim impairment test, we recorded a $427.0 million goodwill impairment charge during the six months ended September 30, 2024.
Interest and Other Income (Expense), Net

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$2,632	1%	$7,831	2%	$(5,199)	(66)%
The 66%, or $5.2 million, decrease in interest and other income (expense), net, was primarily due to a $7.8 million decrease in the change in fair value of our equity investment in Napatech that was sold in August 2025 and a $1.2 million increase in foreign exchange expense. This decrease was partially offset by a $2.9 million decrease in interest expense and a $1.1 million increase in interest income during the six months ended September 30, 2025, when compared to the six months ended September 30, 2024.
Income Tax Expense (Benefit). Our effective tax rates were 22.4% and 1.6% for the six months ended September 30, 2025 and 2024, respectively. The effective tax rate for the six months ended September 30, 2025 differed from the effective rate for the six months ended September 30, 2024, primarily related to the impact of our sales mix in different geographic areas. Also contributing to the effective tax rate change was an impact related to stock compensation and goodwill impairment incurred during the six months ended September 30, 2024, which was not deductible for tax purposes.

	Six Months Ended				Change
	September 30,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Income tax expense (benefit)	$6,405	2%	$(7,021)	(2)%	$13,426	191%
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at September 30, 2025 was $39.8 million compared to $33.1 million at March 31, 2025. Combined product backlog included fulfillable backlog of $27.7 million and $25.1 million at September 30,

2025 and March 31, 2025, respectively. Total backlog includes orders that were received late in the quarter and radio frequency propagation modeling projects, as well as multi-year enterprise license agreements. In some cases, we have begun these projects but have not yet hit billable milestones. At September 30, 2025 and March 31, 2025 deferred revenue contained a gross balance of $2.1 million and $8.3 million, respectively, related to these radio frequency propagation modeling project orders.
Liquidity and Capital Resources
Cash, cash equivalents, marketable securities and investments consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Cash and cash equivalents	$483,380	$457,415
Short-term marketable securities and investments	33,483	34,058
Long-term marketable securities	10,042	1,004
Cash, cash equivalents, marketable securities and investments	$526,905	$492,477
Cash, cash equivalents, marketable securities and investments
At September 30, 2025, cash, cash equivalents, marketable securities and investments (current and non-current) totaled $526.9 million, a $34.4 million increase from $492.5 million at March 31, 2025. This increase was primarily due to $80.2 million of net cash provided by operations, $30.4 million proceeds from sales and maturity of marketable securities, $11.8 million proceeds from the sale of our entire Napatech equity investment, partially offset by $50.6 million used to purchase marketable securities, $31.6 million used to repurchase shares of our common stock, $15.2 million used for tax withholdings on restricted stock units, $5.1 million due to effect of exchange rate changes on cash and cash equivalents, and $4.1 million used for capital expenditures, during the six months ended September 30, 2025. Cash and short-term investments held outside of the United States was approximately $223.7 million.
Cash and cash equivalents were impacted by the following:

	Six Months Ended
	September 30,
	(in thousands)
	2025	2024
Net cash provided by operating activities	$80,206	$34,699
Net cash used in (provided by) investing activities	$(12,566)	$851
Net cash used in financing activities	$(46,760)	$(63,754)
Net cash from operating activities
Net cash provided by operating activities of $80.2 million for the six months ended September 30, 2025 was primarily attributable to net income, as adjusted for share-based compensation expense, depreciation and amortization, deferred income taxes, and a $2.2 million working capital inflow. The working capital inflow was primarily driven by a $33.8 million decrease in accounts receivable, partially offset by a $21.7 million increase in deferred revenue and a $5.6 million increase in operating lease liabilities. The decrease in accounts receivable, as well as the increase in deferred revenue, was primarily attributed to the timing of collections and shipments as our total revenue increased $40.1 million, or 11%, for the six months ended September 30, 2025, as compared to total revenue for the six months ended September 30, 2024.

Net cash from investing activities

	Six Months Ended
	September 30,
	(in thousands)
	2025	2024
Cash used in (provided by) investing activities included the following:
Purchase of marketable securities and investments	$(50,589)	$(20,999)
Proceeds from sales and maturity of marketable securities	30,362	25,290
Proceeds from sale of equity investment	11,772	—
Purchase of fixed assets	(4,111)	(2,150)
Purchase of intangible assets	—	(1,290)
	$(12,566)	$851
Cash used in investing activities was $12.6 million during the six months ended September 30, 2025, compared with $0.9 million of cash provided by investing activities during the six months ended September 30, 2024. The $13.4 million increase in cash used in investing activities was partially due to an additional $29.6 million purchase of marketable securities, and an additional $2.0 million in fixed asset purchases. Partially offsetting the increase was $11.8 million in proceeds from the sale of our entire Napatech equity investment and a $5.1 million increase in proceeds from maturity of marketable securities in the six months ended September 30, 2025 as compared to the six months ended September 30, 2024.
Our investments in property and equipment consist primarily of computer equipment, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure through the remainder of fiscal year 2026.
Net cash from financing activities

	Six Months Ended
	September 30,
	(in thousands)
	2025	2024
Cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Treasury stock repurchases	(31,565)	(25,257)
Tax withholding on restricted stock units	(15,197)	(13,499)
Repayment of long-term debt	—	(25,000)
	$(46,760)	$(63,754)
Cash used in financing activities decreased by $17.0 million to $46.8 million during the six months ended September 30, 2025, compared with $63.8 million of cash used in financing activities during the six months ended September 30, 2024.
During the six months ended September 30, 2025, we repurchased a total of approximately 1.5 million shares for $31.6 million in the open market under the 2022 Share Repurchase Program. During the six months ended September 30, 2024, we repurchased a total of approximately 1.4 million shares for $25.3 million in the open market under the Share Repurchase Program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld approximately 0.7 million and approximately 0.7 million shares at a cost of $15.2 million and $13.5 million related to minimum statutory tax withholding requirements on these restricted stock units during the six months ended September 30, 2025 and 2024, respectively. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
During the six months ended September 30, 2025, there were no amounts outstanding under the Third Amended and Restated Credit Agreement (as defined below) and therefore no amounts repaid. During the six months ended September 30, 2024, we repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement (as defined below).

Sources of Cash and Cash Requirements
Credit Facility
Our third Amended and Restated Credit Agreement provides for a five-year, $600.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. We may elect to use the amended credit facility for working capital and other general corporate purposes (including to repurchase shares of our common stock). The commitments under the Third Amended and Restated Credit Agreement will expire on October 4, 2029, and any outstanding loans will be due on that date.
In connection with the Third Amended and Restated Credit Agreement, we paid off the outstanding balance of $75.0 million under the Second Amended and Restated Credit Agreement on October 4, 2024 by borrowing the same amount under the Third Amended and Restated Credit Agreement. Additionally, we recorded a loss on the extinguishment of debt of $1.1 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2025. On February 3, 2025, we paid the outstanding balance of $75.0 million in full under the Third Amended and Restated Credit Agreement. At September 30, 2025 and March 31, 2025 there were no amounts outstanding under the Third Amended and Restated Credit Agreement.
At our election, revolving loans under the Third Amended and Restated Credit Agreement bear interest at either (a) a term SOFR rate plus a credit spread adjustment of 0.10% or (b) an Alternate Base Rate (defined in a customary manner), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended June 30, 2025, until we have delivered financial statements for the quarter ended September 30, 2025, the applicable margin will be 1.00% per annum for term SOFR loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on our consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if our consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended June 30, 2025, until we have delivered financial statements for the quarter ended September 30, 2025, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on our consolidated gross leverage ratio, ranging from 0.30% per annum if our consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if our consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Third Amended and Restated Credit Agreement requires us to maintain a certain consolidated net leverage ratio. Our consolidated net leverage ratio is the ratio of our Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. Our maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Third Amended and Restated Credit Agreement. At September 30, 2025, we were in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.
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
We had unamortized capitalized debt issuance costs, net of $3.0 million at September 30, 2025, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $0.7 million was included as prepaid expenses and other current assets and a balance of $2.3 million was included as other assets in our consolidated balance sheet at September 30, 2025.
Cash Requirements
We are actively managing the business to generate cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements for at least the next twelve months.
We have contractual obligations for operating leases, unconditional purchase obligations, pension benefits plans and certain other long-term liabilities. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report. We expect net cash provided by operating activities combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and our revolving credit facility. However, macroeconomic conditions, including high inflation and interest rates, international trade relations (including trade protections measures, such as tariffs and other trade barriers), and a potential recession, could increase our anticipated funding requirements or make it more difficult for us to access capital.
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
We are currently not exposed to any market risks related to fluctuations in interest rates related to our credit facility as we had no debt as of September 30, 2025.
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
At September 30, 2025, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.6 million. The valuation of outstanding foreign currency forward contracts at September 30, 2025 resulted in a liability balance of $0.1 million, for contracts with unfavorable rates in comparison to current market rates, and an asset balance of $0.1 million, for contracts with favorable rates in comparison to current market rates.
At March 31, 2025, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2025 resulted in a liability balance of $0.1 million, for contracts with unfavorable contract in comparison to current market rates, and an asset balance of $0.2 million, for contracts with favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4.  Controls and Procedures
At September 30, 2025, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report. The risks discussed in our Annual Report could materially affect our business, financial condition and future results. Except as discussed below, there have been no material changes to those risk factors since we filed our Annual Report. The risks described here and in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Risks Related to Our Business and Industry
Our Use of Artificial Intelligence and Machine Learning May Not Achieve Intended Benefits, and Could Adversely Affect Our Business.
We are increasingly exploring and integrating artificial intelligence (“AI”) and machine learning ("ML") technologies into our products, services, and internal operations to enhance performance, and automate processes. However, the use of AI/ML presents various risks and uncertainties that could adversely affect our business, operations, reputation, or financial results.
AI/ML technologies, including those developed by third parties and integrated into our offerings or used by our workforce or vendors, are subject to a variety of laws, including those related to data privacy, cybersecurity, and intellectual property, as well as increasing regulation and scrutiny. For example, AI/ML systems may inadvertently expose sensitive or proprietary data (including confidential, competitive, or personal information), generate inaccurate or biased outputs, or rely on training data that is incomplete, outdated, or legally restricted. While we have policies, protocols, and procedures in place, the risks may be heightened when AI/ML tools are used without appropriate oversight or outside of established governance frameworks
The evolving regulatory landscape surrounding AI/ML may impose new compliance obligations, increase operational complexity, or limit our ability to develop or deploy AI-enabled solutions. Failure to comply with these regulations, or with contractual or ethical standards related to AI/ML, could result in reputational harm, regulatory investigations, or legal liability.
In addition, if we are unable to effectively integrate AI/ML into our products and services, or if our competitors adopt AI/ML more rapidly or successfully, our competitive position may be adversely affected. The use of third-party AI/ML services also introduces risks related to service availability, cost volatility, and alignment with our business and compliance requirements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended September 30, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
7/1/2025-7/31/2025	654,665	$22.33	654,665	21,607,365
8/1/2025-8/31/2025	86,316	22.41	86,316	21,521,049
9/1/2025-9/30/2025	—	—	—	21,521,049
Total	740,981	$22.34	740,981	21,521,049
(1)On May 3, 2022, the Company's board of directors approved a share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective in the third quarter of fiscal year 2024. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. For restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld to satisfy the minimum tax withholding obligations associated with the vesting of restricted stock units. For the three months ended September 30, 2025, the total number of shares withheld for taxes associated with the vesting of restricted stock units was 60,927. These withheld shares are not issued or considered common stock repurchases under our 2022 Share Repurchase Program and therefore are not included in the preceding table.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.

Item 5.  Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Date Terminated
Sanjay Munshi, Chief Operating Officer	September 3, 2025	Rule 10b5-1 Trading Arrangement	Up to 8,254 shares to be sold	August 31, 2026	N/A
Christopher Perretta, Director	September 11, 2025	Rule 10b5-1 Trading Arrangement	Up to 10,000 shares to be sold	March 13, 2026	N/A

(1) Each trading arrangement marked as a "Rule 10b5-1 Trading Arrangement" is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the "Rule").
(2) Represents the expiration date of the Rule 10b5-1 Trading Arrangement. Pursuant to the terms of the Rule 10b5-1 Trading Arrangement, the Rule 10b5-1 Trading Arrangement may terminate earlier upon the occurrence of certain events.

Item 6. Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

10.1		NetScout Systems, Inc. 2019 Equity Incentive Plan, as amended (filed as Exhibit 99.1 to NetScout's Registration Statement on Form S-8, SEC File No. 333-290226, filed on September 12, 2025 and incorporated herein by reference).

31.1	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibits 101).

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: November 6, 2025	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 6, 2025	/s/ Anthony Piazza
Anthony Piazza
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2025	/s/ Eric Watt
Eric Watt
Chief Accounting Officer
(Principal Accounting Officer)