Form 10-Q
period 2025-12-31
NETSCOUT SYSTEMS INC
filed 2026-02-05
CIK 1078075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of January 26, 2026 was 72,220,350.

NETSCOUT SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2025

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

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. Examples of forward-looking statements include statements that relate to future events or our future financial performance or liquidity, and other statements that are not historical fact. You can identify forward-looking statements by their use of forward-looking words such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission (SEC) on May 15, 2025, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, filed with the SEC on November 6, 2025. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NetScout Systems, Inc.
Consolidated Balance Sheets
(In thousands, except for per share data)

	December 31, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$540,642	$457,415
Marketable securities and investments	32,361	34,058
Accounts receivable and unbilled costs, net of allowance for credit losses of $129 and $214 at December 31, 2025 and March 31, 2025, respectively	234,554	163,654
Inventories and deferred costs	12,409	12,891
Prepaid income taxes	7,922	13,380
Prepaid expenses and other current assets	28,961	31,786
Total current assets	856,849	713,184
Fixed assets, net	21,922	21,529
Operating lease right-of-use assets	37,574	37,717
Goodwill	1,069,028	1,076,383
Intangible assets, net	226,787	258,690
Deferred income taxes	85,054	66,294
Long-term marketable securities	13,151	1,004
Other assets	11,232	11,777
Total assets	$2,321,597	$2,186,578
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,247	$18,208
Accrued compensation	74,156	56,696
Accrued other	18,843	19,397
Income taxes payable	982	883
Deferred revenue and customer deposits	321,305	301,753
Current portion of operating lease liabilities	10,053	10,995
Total current liabilities	442,586	407,932
Other long-term liabilities	7,771	8,210
Deferred tax liability	2,887	2,643
Accrued long-term retirement benefits	29,686	27,379
Long-term deferred revenue and customer deposits	165,694	147,510
Operating lease liabilities, net of current portion	31,751	32,509
Total liabilities	680,375	626,183
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 authorized; 136,376,483 and 134,038,262 issued and 72,219,830 and 72,060,237 outstanding	136	134
Additional paid-in capital	3,306,213	3,255,333
Accumulated other comprehensive income	3,979	4,073
Treasury stock, at cost, 64,156,653 and 61,978,025 shares	(1,701,954)	(1,654,702)
Retained earnings (Accumulated deficit)	32,848	(44,443)
Total stockholders’ equity	1,641,222	1,560,395
Total liabilities and stockholders’ equity	$2,321,597	$2,186,578
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue:
Product	$121,704	$128,175	$289,409	$270,377
Service	128,979	123,844	367,038	347,315
Total revenue	250,683	252,019	656,447	617,692
Cost of revenue:
Product	14,795	16,362	38,317	41,806
Service	31,234	30,250	94,744	91,232
Total cost of revenue	46,029	46,612	133,061	133,038
Gross profit	204,654	205,407	523,386	484,654
Operating expenses:
Research and development	39,635	37,753	119,693	116,127
Sales and marketing	65,392	69,933	200,912	201,489
General and administrative	24,131	23,484	78,249	72,807
Amortization of acquired intangible assets	11,156	11,601	33,437	34,857
Restructuring charges	25	923	858	19,895
Goodwill impairment	—	—	—	426,967
Total operating expenses	140,339	143,694	433,149	872,142
Income (loss) from operations	64,315	61,713	90,237	(387,488)
Interest and other income (expense), net:
Interest income	3,277	2,533	10,018	8,177
Interest expense	(456)	(2,649)	(1,292)	(6,395)
Other (expense) income, net	(528)	(4,222)	(3,801)	1,711
Total interest and other income (expense), net	2,293	(4,338)	4,925	3,493
Income (loss) before income tax expense	66,608	57,375	95,162	(383,995)
Income tax expense	11,466	8,565	17,871	1,544
Net income (loss)	$55,142	$48,810	$77,291	$(385,539)
Basic net income (loss) per share	$0.76	$0.68	$1.07	$(5.39)
Diluted net income (loss) per share	$0.75	$0.67	$1.06	$(5.39)
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	72,211	71,737	72,007	71,551
Net income (loss) per share - diluted	73,820	72,569	73,195	71,551
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income (loss)	$55,142	$48,810	$77,291	$(385,539)
Other comprehensive income (loss):
Cumulative translation adjustments	(26)	(678)	(30)	(281)
Changes in market value of investments:
Changes in unrealized gains (losses), net of taxes of $1, ($1), $5 and $8 respectively	2	(2)	15	26
Total net change in market value of investments	2	(2)	15	26
Changes in market value of derivatives:
Changes in market value of derivatives, net of taxes of $15, ($139), $50 and ($100), respectively	51	(437)	164	(318)
Reclassification adjustment for net (losses) gains included in net income (loss), net of taxes (benefits) of $0, $28, ($76) and $38 respectively	(2)	86	(243)	121
Total net change in market value of derivatives	49	(351)	(79)	(197)
Other comprehensive income (loss)	25	(1,031)	(94)	(452)
Comprehensive income (loss)	$55,167	$47,779	$77,197	$(385,991)
The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except for per share data)
(Unaudited)

	Three months ended December 31, 2025
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, September 30,2025	136,324,349	$136	$3,293,220	$3,954	64,138,297	$(1,701,464)	$(22,294)	$1,573,552
Net income							55,142	55,142
Unrealized net investment gains				2				2
Unrealized net gains on derivative financial instruments				49				49
Cumulative translation adjustments				(26)				(26)
Issuance of common stock pursuant to vesting of restricted stock units	52,134	—						—
Stock-based compensation expense for restricted stock units granted to employees			12,993					12,993
Repurchase of treasury stock					18,356	(490)		(490)
Balance, December 31, 2025	136,376,483	$136	$3,306,213	$3,979	64,156,653	$(1,701,954)	$32,848	$1,641,222

	Nine Months Ended December 31, 2025
	Common Stock Voting		Additional Paid In Capital	Accumulated Other Comprehensive Income	Treasury Stock		(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity

	Shares	Par Value			Shares	Stated Value
Balance, March 31, 2025	134,038,262	$134	$3,255,333	$4,073	61,978,025	$(1,654,702)	$(44,443)	$1,560,395
Net income							77,291	77,291
Unrealized net investment gains				15				15
Unrealized net losses on derivative financial instruments				(79)				(79)
Cumulative translation adjustments				(30)				(30)
Issuance of common stock pursuant to vesting of restricted stock units	2,121,764	2						2
Stock-based compensation expense for restricted stock units granted to employees			45,492					45,492
Issuance of common stock under employee stock purchase plan	216,457		5,388					5,388
Repurchase of treasury stock					2,178,628	(47,252)		(47,252)
Balance, December 31, 2025	136,376,483	$136	$3,306,213	$3,979	64,156,653	$(1,701,954)	$32,848	$1,641,222

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

NetScout Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$77,291	$(385,539)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	42,310	48,190
Loss on extinguishment of debt	—	1,134
Operating lease right-of-use asset amortization	7,471	7,852
Loss on disposal of fixed assets	22	15
Share-based compensation expense	47,349	50,586
Goodwill impairment	—	426,967
Deferred income taxes	(18,739)	(32,248)
Loss (gain) in equity investment	988	(2,948)
Other loss	29	1
Changes in assets and liabilities
Accounts receivable and unbilled costs	(70,561)	(22,374)
Inventories and deferred costs	(727)	(1,460)
Prepaid expenses and other assets	9,439	6,688
Accounts payable	(439)	(485)
Accrued compensation and other expenses	18,976	9,158
Operating lease liabilities	(9,025)	(9,274)
Income taxes payable	697	(296)
Deferred revenue	37,198	(19,818)
Net cash provided by operating activities	142,279	76,149
Cash flows from investing activities:
Purchase of marketable securities and investments	(69,312)	(29,348)
Proceeds from sales and maturity of marketable securities	47,102	36,688
Proceeds from sale of equity investment	11,772	—
Purchase of fixed assets	(6,926)	(4,009)
Purchase of intangible assets	—	(1,290)
Net cash (used in) provided by investing activities	(17,364)	2,041
Cash flows from financing activities:
Issuance of common stock under stock plans	2	2
Treasury stock repurchases	(31,566)	(25,257)
Tax withholdings on restricted stock units	(15,686)	(13,829)
Payment of debt issuance costs	—	(2,450)
Repayment of long-term debt	—	(100,000)
Proceeds from issuance of long-term debt	—	75,000
Net cash used in financing activities	(47,250)	(66,534)
Effect of exchange rate changes on cash and cash equivalents	5,562	(2,969)
Net increase in cash and cash equivalents	83,227	8,687
Cash and cash equivalents, beginning of period	457,415	389,674
Cash and cash equivalents, end of period	$540,642	$398,361
Supplemental disclosures:
Cash paid for interest	$—	$3,793
Cash paid for income taxes	$30,989	$32,197
Non-cash transactions:
Transfers of inventory to fixed assets	$1,353	$1,020
Additions to property, plant and equipment included in accounts payable	$254	$318
Issuance of common stock under employee stock plans	$5,388	$4,577
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
Global and Macroeconomic Conditions
The Company continues to closely monitor the current global and macroeconomic conditions, including the impacts of the ongoing war in Ukraine and hostilities in the Middle East, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, international trade relations (including trade protection measures, such as tariffs and other trade barriers), and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact its business, customers, employees, supply chain, and distribution network. In addition, our industry is experiencing AI-related supply-chain dynamics which could influence the timing and size of certain customer orders. The full extent of the impacts of these global and macroeconomic trends remain dynamic. It is possible that the measures taken by the governments of countries affected and the resulting economic impacts may materially and adversely affect the Company's future results of operations, cash flows and financial position, as well as its customers.
The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company remains optimistic but cognizant of ongoing macroeconomic dynamics and constrained customer spending in the service provider market and remains firmly focused on driving product innovation, returning to annual revenue growth, and enhancing margins through continued disciplined cost management as it navigates the current macroeconomic landscape that may persist through fiscal year 2026. In addition to its cash, cash equivalents, marketable securities, and investments, based on covenant levels, as of December 31, 2025, the Company had $600 million available under a revolving credit facility.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and usefulness of income tax disclosures for decision-making. The amendments address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendments are effective for annual periods beginning after December

15, 2024. The amendments should be applied prospectively; however, retrospective application is also permitted. ASU 2023-09 is effective for the Company beginning with its fiscal year ending March 31, 2026. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements and disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue from Contracts with Customers." The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. ASU 2025-05 should be applied on a prospective basis with early adoption permitted. ASU 2025-05 is effective for the Company beginning with its fiscal year ending March 31, 2027. The Company is currently evaluating the impact of this standard and does not expect the adoption of 2025-05 to have a material impact on its consolidated financial statements and disclosures.
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
During the nine months ended December 31, 2025, the Company recognized revenue of $253.1 million related to the Company's deferred revenue balance reported at March 31, 2025.
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
Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at December 31, 2025.
At December 31, 2025, the Company had total deferred revenue and customer deposits of $487.0 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $321.3 million, or 66%, of this revenue during the next 12 months and expects to recognize the remaining $165.7 million, or 34%, of this revenue thereafter.
In accordance with our revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed and the related invoiced amount has not been collected. While the invoiced amount represents an enforceable obligation, the Company does not believe its right to payment is unconditional. Therefore, for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable, and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $3.8 million and $5.5 million at December 31, 2025 and March 31, 2025, respectively.
The Company expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the nine months ended December 31, 2025.

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
At December 31, 2025, the consolidated balance sheet included $10.5 million in assets related to sales commissions to be expensed in future periods. A balance of $5.8 million was included in prepaid expenses and other current assets, and a balance of $4.7 million was included in other assets in the Company's consolidated balance sheet at December 31, 2025. At March 31, 2025, the consolidated balance sheet included $9.9 million in assets related to sales commissions to be expensed in future periods. A balance of $5.4 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at March 31, 2025.
During each of the three and nine months ended December 31, 2025 and 2024, the Company recognized $2.0 million, $1.8 million, $5.7 million and $5.2 million of amortization related to this sales commission asset, respectively, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2025	$214
Additions resulting in charges to operations	135
Recoveries of previously reserved balances	(40)
Deductions due to write-offs	(180)
Balance at December 31, 2025	$129

NOTE 3 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.
At December 31, 2025, one direct customer and three channel partners each accounted for approximately 10% of the accounts receivable balance. At March 31, 2025, no direct customers or channel partners accounted for more than 10% of the accounts receivable balance.
During the three months ended December 31, 2025, one direct customer and one channel partner each accounted for approximately 10% of the Company's total revenue. During the nine months ended December 31, 2025, no direct customers or channel partners accounted for more than 10% of the Company's total revenue. During the three and nine months ended December 31, 2024, one direct customer and no channel partners accounted for more than 10% of total revenue.
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
On September 10, 2025, the Company's stockholders approved an amendment and restatement of the 2019 Plan (Amended 2019 Plan) to further increase the number of shares reserved for issuance by 3,500,000 from 27,794,651 shares to 31,294,651 shares. As of December 31, 2025, an aggregate of 8,479,872 shares remained available for grant under the Amended 2019 Plan.
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
Employee Stock Purchase Plan – The Company maintains the 2011 Amended and Restated Employee Stock Purchase Plan (ESPP) for all eligible employees as described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Under the ESPP, shares of the Company's common stock may be purchased on the last trading day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1st through August 31st and from September 1st through the last day of February each year. During the nine months ended December 31, 2025, employees purchased 216,457 shares under the ESPP and the fair market value per share was $24.89.
The following is a summary of share-based compensation expense including restricted stock units and performance-based restricted stock units granted pursuant to the Company's Amended 2019 Plan, and employee stock purchases made under the ESPP, based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Cost of product revenue	$298	$287	$1,008	$1,013
Cost of service revenue	1,969	1,909	6,646	6,703
Research and development	4,114	4,074	13,636	13,894
Sales and marketing	4,749	5,071	16,311	17,850
General and administrative	2,702	3,161	9,748	11,126
	$13,832	$14,502	$47,349	$50,586
NOTE 5 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those investments with original maturities greater than three months to be marketable securities. Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, agency bonds, money market instruments and cash maintained with various financial institutions at December 31, 2025 and March 31, 2025.

Marketable Securities
The following is a summary of marketable securities held by the Company at December 31, 2025, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Type of security:
U.S. government and municipal obligations	$7,036	$8	$7,044
Commercial paper	18,786	—	18,786
Corporate bonds	1,005	1	1,006
Certificates of deposit	3,538	—	3,538
Agency bonds	1,985	2	1,987
Total short-term marketable securities	32,350	11	32,361
Agency bonds	13,143	8	13,151
Total long-term marketable securities	13,143	8	13,151
Total marketable securities	$45,493	$19	$45,512
The following is a summary of marketable securities held by the Company at March 31, 2025, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$4,413	$1	$4,414
Commercial paper	17,358	—	17,358
Certificates of deposit	505	—	505
Total short-term marketable securities	22,276	1	22,277
U.S. government and municipal obligations	1,005	(1)	1,004
Total long-term marketable securities	1,005	(1)	1,004
Total marketable securities	$23,281	$—	$23,281
Contractual maturities of the Company's marketable securities held at December 31, 2025 and March 31, 2025 were as follows (in thousands):

	December 31, 2025	March 31, 2025
Available-for-sale securities:
Due in 1 year or less	$32,361	$22,277
Due after 1 year through 5 years	13,151	1,004
	$45,512	$23,281
Investments
In February 2023, the Company entered into a forward share purchase agreement with Napatech A/S (Napatech), a publicly traded Danish company registered on the Oslo stock exchange, to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock. The Company accounted for the investment under the equity method and elected to apply the fair value option to the investment. The Company recorded the investment at fair value at the end of each period based on the closing price of Napatech's stock and any change in fair value during the period is recorded in other (expense) income, net within the Company's consolidated statement of operations. On August 4, 2025, the Company sold its entire equity investment in Napatech, receiving cash proceeds of $11.8 million. During the nine months ended December 31, 2025 and 2024, the Company recognized a $1.0 million loss and a $2.9 million gain, respectively, on the Napatech equity investment, in other (expense) income, net. For the nine months ended December 31, 2024, the unrealized loss related to foreign currency translation on the equity investment in Napatech was $0.5 million.

NOTE 6 – FAIR VALUE MEASUREMENTS
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at December 31, 2025 and March 31, 2025 (in thousands):

	Fair Value Measurements at
	December 31, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$500,574	$40,068	$—	$540,642
U.S. government and municipal obligations	7,044	—	—	7,044
Commercial paper	—	18,786	—	18,786
Corporate bonds	—	1,006	—	1,006
Certificate of deposits	—	3,538	—	3,538
Derivative financial instruments	—	95	—	95
Agency bonds	—	15,138	—	15,138
	$507,618	$78,631	$—	$586,249
LIABILITIES:
Derivative financial instruments	$—	$(88)	$—	$(88)
	$—	$(88)	$—	$(88)

	Fair Value Measurements at
	March 31, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$434,121	$23,294	$—	$457,415
U.S. government and municipal obligations	3,008	2,410	—	5,418
Commercial paper	—	17,358	—	17,358
Certificate of deposits	—	505	—	505
Equity investment in Napatech	11,781	—	—	11,781
Derivative financial instruments	—	197	—	197
	$448,910	$43,764	$—	$492,674
LIABILITIES:
Derivative financial instruments	$—	$(55)	$—	$(55)
	$—	$(55)	$—	$(55)
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

NOTE 7 – INVENTORIES AND DEFERRED COSTS
Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first in, first out (FIFO) method. Inventories consist of the following (in thousands):

	December 31, 2025	March 31, 2025
Raw materials	$6,352	$7,172
Work in process	5	47
Finished goods	4,218	3,890
Deferred costs	1,834	1,782
	$12,409	$12,891
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
During the first quarter of fiscal year 2025, due to a decrease in the Company's stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a Triggering Event occurred, indicating goodwill may be impaired. Accordingly, the Company conducted an interim quantitative impairment test of its goodwill at June 30, 2024 using the market approach to estimate the fair value of its reporting unit. As a result of that interim impairment test, the Company recorded a $427.0 million goodwill impairment charge during the three months ended June 30, 2024. At September 30, 2024, December 31, 2024, and March 31, 2025 the Company performed a Triggering Event assessment and concluded no event or circumstances occurred that indicated goodwill was further impaired.
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
At December 31, 2025 and March 31, 2025, the carrying amounts of goodwill were approximately $1.1 billion, respectively.
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2025 as follows (in thousands):

Balance at March 31, 2025	$1,076,383
Foreign currency translation impact	(7,355)
Balance at December 31, 2025	$1,069,028
Intangible Assets
The net carrying amounts of intangible assets were $226.8 million and $258.7 million at December 31, 2025 and March 31, 2025, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.
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

Intangible assets include the following amortizable intangible assets at December 31, 2025 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$250,602	$(246,314)	$4,288
Customer relationships	771,835	(555,552)	216,283
Distributor relationships and technology licenses	5,242	(4,409)	833
Definite-lived trademark and trade name	58,045	(52,813)	5,232
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,057)	151
	$1,097,441	$(870,654)	$226,787

Intangible assets include the following amortizable intangible assets at March 31, 2025 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$248,232	$(242,298)	$5,934
Customer relationships	763,397	(518,995)	244,402
Distributor relationships and technology licenses	5,097	(4,022)	1,075
Definite-lived trademark and trade name	57,675	(50,562)	7,113
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,042)	166
	$1,086,118	$(827,428)	$258,690
Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Amortization of intangible assets included as:
Cost of product revenue	$632	$1,098	$1,894	$3,437
Operating expense	11,162	11,606	33,451	34,872
	$11,794	$12,704	$35,345	$38,309
The following is the expected future amortization expense at December 31, 2025 for the fiscal years ending March 31 (in thousands):

2026 (remaining three months)	$11,808
2027	44,334
2028	41,364
2029	31,933
2030	29,031
Thereafter	68,317
$226,787

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
The notional amounts and fair values of derivative instruments in the consolidated balance sheets at December 31, 2025 and March 31, 2025 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025
Derivatives Designated as Hedging Instruments:
Forward contracts	$12,201	$10,649	$95	$197	$75	$55
Derivatives Not Designated as Hedging Instruments:
Forward contracts	5,437	—	—	—	13	—
			$95	$197	$88	$55
(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive (loss) income and results of operations for the three months ended December 31, 2025 and 2024 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	December 31, 2025	December 31, 2024	Location	December 31, 2025	December 31, 2024
Forward contracts	$66	$(576)	Research and development	$18	$7
			Sales and marketing	(20)	107
	$66	$(576)		$(2)	$114

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income (loss) to earnings that occurs when the hedged item affects earnings.
The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the three months ended December 31, 2025 and 2024 (in thousands):

	Loss Recognized in Income (a)
	Location	December 31, 2025	December 31, 2024
Forward contracts	General and administrative	$(13)	$—
		$(13)	$—

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.

The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income and results of operations for the nine months ended December 31, 2025 and 2024 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	December 31, 2025	December 31, 2024	Location	December 31, 2025	December 31, 2024
Forward contracts	$214	$(418)	Research and development	$26	$11
			Sales and marketing	(345)	148
	$214	$(418)		$(319)	$159

(a)The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)The amount represents reclassification from other comprehensive income (loss) to earnings that occurs when the hedged item affects earnings.
The following table provides the effect that foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations for the nine months ended December 31, 2025 and 2024 (in thousands):

	Loss Recognized in Income (a)
	Location	December 31, 2025	December 31, 2024
Forward contracts	General and administrative	$(13)	$—
		$(13)	$—

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
In connection with the Third Amended and Restated Credit Agreement, the Company paid off the outstanding balance of $75.0 million under the Second Amended and Restated Credit Agreement on October 4, 2024 by borrowing the same amount under the Third Amended and Restated Credit Agreement. Additionally, the Company recorded a loss on the extinguishment of debt of $1.1 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2025. On February 3, 2025, the Company paid the outstanding balance of $75.0 million in full under the Third Amended and Restated Credit Agreement. At December 31, 2025 and March 31, 2025, there were no amounts outstanding under the Third Amended and Restated Credit Agreement.
At the Company's election, revolving loans under the Third Amended and Restated Credit Agreement bear interest at either (a) a term SOFR rate plus a credit spread adjustment of 0.10% or (b) an Alternate Base Rate (defined in a customary manner), in each case plus an applicable margin. For the period from the delivery of our financial statements for the quarter ended September 30, 2025, until the Company has delivered financial statements for the quarter ended December 31, 2025, the applicable margin will be 1.00% per annum for term SOFR loans and 0% per annum for Alternate Base Rate loans, and thereafter the applicable margin will vary depending on the Company's consolidated gross leverage ratio, ranging from 1.00% per annum for Alternate Base Rate loans and 2.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0% per annum for Alternate Base Rate loans and 1.00% per annum for term SOFR loans if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of our financial statements for the quarter ended September 30, 2025, until the Company has delivered financial statements for the quarter ended December 31, 2025, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 2.75 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.
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
The Third Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Third Amended and Restated Credit Agreement. At December 31, 2025, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.

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
The Company had unamortized capitalized debt issuance costs, net of $2.8 million at December 31, 2025, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $0.7 million was included as prepaid expenses and other current assets and a balance of $2.1 million was included as other assets in the Company's consolidated balance sheet at December 31, 2025.
NOTE 11 – RESTRUCTURING CHARGES
During the fiscal year 2025, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, the Company recorded restructuring charges of $19.6 million to one-time termination benefits for one hundred forty-two employees who voluntarily terminated their employment with the Company during the fiscal year ended March 31, 2025. All one-time termination benefits were completed in full during the first quarter of the fiscal year ending March 31, 2026.
In addition to the VSP, during the third quarter of fiscal year 2025, the Company entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of the related workforce changes, during the fiscal year ended March 31, 2025, the Company recorded restructuring charges totaling $0.9 million. During the nine months ended December 31, 2025, the Company recorded restructuring charges of $0.9 million. The Company estimates approximately $0.1 million in remaining additional restructuring charges that will be recorded through the fiscal year ending March 31, 2027. A majority of the one-time termination benefits were paid in full by the end of the second quarter of fiscal year ending March 31, 2026, with the remaining amounts expected to be paid in full by the end of the fiscal year ending March 31, 2027.
The following table provides a summary of the activity related to the restructuring plan and the related restructuring liability (in thousands):

	Q1 FY25 VSP	Q3 FY25 Plan
	Employee-Related	Employee-Related	Total
Balance at March 31, 2025	$9	$906	$915
Restructuring charges to operations	—	858	858
Cash payments	(9)	(1,649)	(1,658)
Balance at December 31, 2025	$—	$115	$115
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

The Company has asset retirement obligations (ARO) to return certain leased facilities to their original condition at the end of the respective lease term. The estimated fair value of these ARO liabilities is recognized in the period in which the liability is generated and a corresponding increase to the carrying value of the related asset is recorded and depreciated over the useful life of the asset. The Company's estimates of its ultimate AROs could change because of changes in regulations, the extent of environmental remediations required, the means of reclamation, cost estimates, exit or disposal activities or time period estimates. ARO liabilities totaled $2.3 million and $2.2 million at December 31, 2025 and March 31, 2025, respectively. ARO liabilities are included in other long-term liabilities in the consolidated balance sheets at December 31, 2025 and March 31, 2025, respectively. Accretion expense related to these liabilities was not material for any periods presented.
Most of the Company's lease agreements contain variable payments, primarily for common area maintenance, which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
The components of operating lease cost for the three and nine months ended December 31, 2025 and 2024, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Lease cost under long-term operating leases	$2,767	$2,962	$8,495	$8,889
Lease cost under short-term operating leases	437	334	1,174	993
Variable lease cost under short-term and long-term operating leases	924	1,074	2,977	3,152
Total operating lease cost	$4,128	$4,370	$12,646	$13,034

The table below presents supplemental cash flow information related to leases during the nine months ended December 31, 2025 and 2024 (in thousands):

	Nine Months Ended
	December 31,
	2025	2024
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,483	$2,080

At December 31, 2025 and March 31, 2025, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	December 31, 2025	March 31, 2025
Weighted average remaining lease term in years - operating leases	4.46	4.77

Weighted average discount rate - operating leases	4.4%	4.4%
Future minimum payments under non-cancellable leases at December 31, 2025 are as follows (in thousands):

Year ending March 31:
2026 (remaining three months)	$1,852
2027	11,476
2028	10,351
2029	9,231
2030	7,932
Thereafter	5,014
Total lease payments	$45,856
Less imputed interest	(4,052)
Present value of lease liabilities	$41,804
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
The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans recorded in operating expenses in the consolidated statements of operations for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Service cost	$44	$46	$131	$142
Interest cost	280	238	834	739
Amortization of net gain	(164)	(113)	(489)	(350)
Net periodic pension cost	$160	$171	$476	$531
Expected Contributions
During the nine months ended December 31, 2025, the Company made contributions of $0.6 million to its defined benefit pension plans. During the fiscal year ending March 31, 2026, the Company's cash contribution requirements for its defined benefit pension plans are expected to be less than $1.0 million. As a majority of the participants within the Company's plans are all active employees, the benefit payments are not expected to be material in the foreseeable future.
NOTE 15 – TREASURY STOCK
On May 3, 2022, the Company's board of directors approved a share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective in the third quarter of fiscal year 2024. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. Through December 31, 2025, the Company repurchased 3,478,951 shares for $73.2 million under the 2022 Share Repurchase Program. The Company repurchased 1,502,230 shares for $31.6 million under this share repurchase program during the nine months ended December 31, 2025. At December 31, 2025, 21,521,049 shares of common stock remained available to be purchased under the current program.
In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 0.7 million shares and 0.7 million shares at a cost of $15.7 million and $13.8 million, respectively, related to minimum statutory tax withholding requirements during the nine months ended December 31, 2025 and 2024, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.

NOTE 16 – NET INCOME (LOSS) PER SHARE
Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$55,142	$48,810	$77,291	$(385,539)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	72,211	71,737	72,007	71,551
Dilutive common equivalent shares:
Weighted average restricted stock units	1,609	832	1,188	—
Denominator for diluted net income (loss) per share - weighted average shares outstanding	$73,820	$72,569	$73,195	$71,551
Net income (loss) per share:
Basic net income (loss) per share	$0.76	$0.68	$1.07	$(5.39)
Diluted net income (loss) per share	$0.75	$0.67	$1.06	$(5.39)
The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Restricted stock units	519	1,944	2,185	534
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, restricted shares and restricted stock units using the treasury stock method. The calculation of the dilutive effect of outstanding equity awards under the treasury stock method includes consideration of proceeds from the assumed exercise of stock options and unrecognized compensation expense as additional proceeds. As the Company incurred a net loss during the nine months ended December 31, 2024, all outstanding restricted stock units (including performance-based restricted stock units) have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.
NOTE 17 – INCOME TAXES
Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes and U.S. taxation on foreign earnings, which are partially offset by research and development tax credits and the foreign derived intangible income deduction.
The Company's effective tax rates were 17.2% and 14.9% for the three months ended December 31, 2025 and 2024, respectively. The effective tax rate for the three months ended December 31, 2025 differed from the effective tax rate for the three months ended December 31, 2024, primarily due to a decrease in the research and development tax credit and an increase in foreign derived intangible income deduction.
The Company's effective tax rates were 18.8% and 0.4% for the nine months ended December 31, 2025 and 2024, respectively. The effective tax rate for the nine months ended December 31, 2025 differed from the effective tax rate for the nine months ended December 31, 2024 primarily due to a decrease in the research and development tax credit and an increase in foreign derived intangible income deduction. Also contributing to the effective tax rate change was an impact related to stock compensation and goodwill impairment incurred during the nine months ended December 31, 2024, which was not deductible for tax purposes.
On July 4, 2025, U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, with many generally effective starting 2026. The Company does not expect OBBBA to have a material impact on the results of operations.

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
Total revenue by geography is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
United States	$141,205	$153,875	$372,873	$365,059
Europe	49,361	46,619	113,705	110,107
Asia	15,303	18,237	45,634	47,163
Rest of the world	44,814	33,288	124,235	95,363
	$250,683	$252,019	$656,447	$617,692
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission (SEC) on May 15, 2025 (Annual Report). This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part I, Item 1A "Risk Factors" in our Annual Report and Part II, Item 1A of our Quarterly Report on From 10-Q for the fiscal quarter ended September 30, 2025, filed with the SEC on November 6, 2025. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this Quarterly Report (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.
Overview
We are an industry leader with over four decades of experience in providing enterprise network observability, carrier service assurance, cybersecurity, and Distributed-Denial-Of-Service, or DDoS, protection solutions. Our unique visibility platform and solutions are powered by our pioneering deep packet inspection technology at scale, which is used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end user experience and to protect their networks from attack. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, interruptions to services, poor service quality or compromised data, thereby reducing meantime-to-resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Some of the more significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives such as the migration to cloud environments and the edges of their networks, the rapidly evolving cybersecurity threat landscape, artificial intelligence and business analytics advancements that can help enhance observability, and the 5G technology evolution in both the service provider and enterprise customer verticals.
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
Global and Macroeconomic Conditions
We continue to closely monitor current global and macroeconomic conditions, including the impacts of the ongoing war in Ukraine and hostilities in the Middle East, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, international trade relations (including trade protection measures, such as tariffs and other trade barriers), and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our business, customers, employees, supply chain, and distribution network. In addition, our industry is experiencing AI-related supply-chain dynamics which could influence the timing and size of certain customer orders. The full extent of the impacts of these global and macroeconomic conditions remain dynamic. In response to the war in Ukraine, we ceased business operations in Russia, including sales, support on existing contracts and professional services. We remain optimistic but cognizant of ongoing macroeconomic dynamics and constrained customer spending in the service provider market and firmly focused on driving product innovation, returning to annual revenue growth, and enhancing margins through continued disciplined cost management as we navigate the current macroeconomic landscape that may persist through fiscal year 2026. As a result, we have continued our efforts to manage discretionary costs and align spending with the current environment while we continue to execute on our long-term strategic plans.
Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, the Company had $600 million available under a revolving credit facility based on covenant levels at December 31, 2025.
Results Overview
Total revenue increased $38.8 million, or 6%, for the nine months ended December 31, 2025, as compared to total revenue for the nine months ended December 31, 2024. The increase was attributable to an increase in both product and service revenue from both our service assurance and cybersecurity offerings. Within these offerings, both our enterprise and service provider customer verticals contributed to this growth.
Our gross profit percentage increased 2 percentage points to 80% during the nine months ended December 31, 2025, as compared with the nine months ended December 31, 2024, primarily due to increased product revenue growth and a more favorable product mix associated with increased licensing of our software products.
Net income for the nine months ended December 31, 2025 was $77.3 million, as compared with a net loss for the nine months ended December 31, 2024 of $385.5 million. The decrease of $462.8 million in net loss was primarily due to a $427.0 million decrease in goodwill impairment charges, a $38.8 million increase in revenue, $19.0 million decrease from restructuring charges, $5.1 million decrease in interest expense, a $3.0 million decrease in direct material costs, and a $1.8 million increase in interest income. These decreases to net loss were partially offset by a $16.3 million increase in income tax expense, a $10.8 million increase to employee-related expenses primarily due to an increase in variable incentive compensation, and a $5.5 million decrease in other income primarily due to the change in fair value of the equity investment in Napatech that was sold in August 2025.
At December 31, 2025, we had cash, cash equivalents, marketable securities and investments (current and non-current) of $586.2 million. This represents an increase of $93.7 million from $492.5 million at March 31, 2025. This increase was primarily due to $142.3 million of net cash provided by operations, $11.8 million in proceeds from the sale of our entire Napatech equity investment and a $47.1 million in proceeds from the maturity of marketable securities. Partially offsetting the increase was $69.3 million in purchases of marketable securities, $31.6 million used to repurchase shares of our common stock, $15.7 million used for tax withholdings on restricted stock units and $6.9 million used for capital expenditures during the nine months ended December 31, 2025.
Use of Non-GAAP Financial Measures
We supplement the United States GAAP financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP diluted net income per share, and adjusted EBITDA. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation expense, and acquisition-related depreciation expense. Non-GAAP income from operations includes the aforementioned adjustments related to non-GAAP gross profit and also removes goodwill impairment charges, executive transition costs, and restructuring charges. Non-GAAP operating margin is non-GAAP income from operations expressed as a percentage of revenue. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, and also removes the income tax effects of such adjustments as well as any loss on extinguishment of debt. Non-GAAP diluted net income per share is non-GAAP net income divided by total outstanding shares on a diluted basis. Adjusted EBITDA (formerly non-GAAP EBITDA from operations) includes the aforementioned adjustments related to non-GAAP net income and also removes interest and other expense, income taxes, and non-acquisition related depreciation from net income (GAAP). Beginning this quarter, we have renamed non-GAAP EBITDA from operations to adjusted EBITDA. We now reconcile this metric to GAAP net income, however, the adjustments included, and the resulting amounts are unchanged from prior periods. This change is intended to align terminology with common market practice.
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
The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three and nine months ended December 31, 2025 and 2024, respectively (dollars in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue (GAAP)	$250,683	$252,019	$656,447	$617,692

GAAP gross profit	$204,654	$205,407	$523,386	$484,654
Share-based compensation expense	2,267	2,196	7,654	7,716
Amortization of acquired intangible assets	550	994	1,651	2,985
Acquisition related depreciation expense	2	1	5	5
Non-GAAP gross profit	$207,473	$208,598	$532,696	$495,360

GAAP income (loss) from operations	$64,315	$61,713	$90,237	$(387,488)
Share-based compensation expense	13,832	14,502	47,349	50,586
Amortization of acquired intangible assets	11,706	12,595	35,088	37,842
Restructuring charges	25	923	858	19,895
Goodwill impairment	—	—	—	426,967
Executive transition costs	—	—	959	—
Acquisition related depreciation expense	12	13	36	36
Non-GAAP income from operations	$89,890	$89,746	$174,527	$147,838

GAAP net income (loss)	$55,142	$48,810	$77,291	$(385,539)
Share-based compensation expense	13,832	14,502	47,349	50,586
Amortization of acquired intangible assets	11,706	12,595	35,088	37,842
Restructuring charges	25	923	858	19,895
Goodwill impairment	—	—	—	426,967
Executive transition costs	—		959
Acquisition-related depreciation expense	12	13	36	36
Loss on extinguishment of debt		1,134		1,134
Income tax adjustments	(6,971)	(9,695)	(18,019)	(28,499)
Non-GAAP net income	$73,746	$68,282	$143,562	$122,422

GAAP diluted net income (loss) per share	$0.75	$0.67	$1.06	$(5.39)
Per share impact of non-GAAP adjustments identified above	0.25	0.27	0.90	7.09
Non-GAAP diluted net income per share	$1.00	$0.94	$1.96	$1.70

GAAP net income (loss)	55,142	48,810	77,291	(385,539)
Previous adjustments to determine non-GAAP net income	18,604	19,472	66,271	507,961
Non-GAAP net income	73,746	68,282	143,562	122,422
Interest and other (income) expense, net non-GAAP	(2,293)	3,204	(4,925)	(4,627)
Depreciation excluding acquisition related depreciation expense	1,781	3,077	7,186	10,312
Income tax expense non-GAAP	18,437	18,260	35,890	30,043
Adjusted EBITDA	$91,671	$92,823	$181,713	$158,150

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
Three Months Ended December 31, 2025 and 2024
Revenue
Product revenue consists of sales of our hardware products and licensing of our software products. Service revenue consists of customer support agreements, consulting, training, subscription-based services, and stand-ready software as a service offerings. During the three months ended December 31, 2025, one direct customer and one channel partner each accounted for approximately 10% of total revenue. During the three months ended December 31, 2024, one direct customer and no channel partners accounted for more than 10% of total revenue.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$121,704	49%	$128,175	51%	$(6,471)	(5)%
Service	128,979	51	123,844	49	5,135	4%
Total revenue	$250,683	100%	$252,019	100%	$(1,336)	(1)%
Product. The 5%, or $6.5 million, decrease in product revenue compared with the same period last year was attributable to a decrease in revenue from service provider customers from service assurance offerings and enterprise customers from cybersecurity offerings.
Service. The 4%, or $5.1 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts as well as cloud and subscription services.

Total revenue by geography was as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
United States	$141,205	56%	$153,875	61%	$(12,670)	(8)%
International:
Europe	49,361	20	46,619	19	2,742	6%
Asia	15,303	6	18,237	7	(2,934)	(16)%
Rest of the world	44,814	18	33,288	13	11,526	35%
Subtotal international	109,478	44	98,144	39	11,334	12%
Total revenue	$250,683	100%	$252,019	100%	$(1,336)	(1)%
The 8%, or $12.7 million, decrease in United States revenue compared to the same period last year was primarily due to a decrease in revenue from both service provider customers from service assurance offerings and enterprise customers from cybersecurity offerings, partly offset by an increase in revenue from enterprise customers from service assurance offerings. The 12%, or $11.3 million, increase in international revenue compared with the same period last year was driven by an increase in revenue from service provider and enterprise customers from both cybersecurity and service assurance offerings.
Total revenue by product line was as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$158,214	63%	$162,845	65%	$(4,631)	(3)%
Cybersecurity	92,469	37	89,174	35	3,295	4%
Total revenue	$250,683	100%	$252,019	100%	$(1,336)	(1)%
The 3%, or $4.6 million, decrease in revenue from the service assurance product line compared to the same period last year was due to a decrease in revenue from service provider customers. The 4%, or $3.3 million, increase in revenue from the cybersecurity product line compared to the same period last year was due to an increase in revenue from enterprise and service provider customers.
Total revenue by customer vertical was as follows:

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$112,179	45%	$118,654	47%	$(6,475)	(5)%
Enterprise	138,504	55	133,365	53	5,139	4%
Total revenue	$250,683	100%	$252,019	100%	$(1,336)	(1)%
The 5%, or $6.5 million, decrease in revenue from the service provider customer vertical was due to a decrease in product revenue from service assurance offerings partly offset by an increase from cybersecurity product and service revenue. The 4%, or $5.1 million, increase in revenue from the enterprise customer vertical was due to an increase in product and service revenue from service assurance offerings as well as an increase from cybersecurity service lines, partially offset by a decrease in cybersecurity product lines.
Cost of Revenue and Gross Profit
Cost of product revenue consists primarily of material components, manufacturing personnel expenses, packaging materials, overhead and amortization of acquired developed technology and core technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$14,795	6%	$16,362	6%	$(1,567)	(10)%
Service	31,234	12	30,250	12	984	3%
Total cost of revenue	$46,029	18%	$46,612	18%	$(583)	(1)%
Gross profit:
Product $	$106,909	43%	$111,813	44%	$(4,904)	(4)%
Product gross profit %	88%		87%
Service $	$97,745	39%	$93,594	37%	$4,151	4%
Service gross profit %	76%		76%
Total gross profit $	$204,654		$205,407		$(753)	—%
Total gross profit %	82%		82%
Product. The 10%, or $1.6 million, decrease in cost of product revenue for the three months ended December 31, 2025 compared to the same period last year was primarily driven by a $6.5 million or 5% decrease, in product revenue. Our product gross profit percentage increased 1 percentage point to 88% during the three months ended December 31, 2025 as compared with the three months ended December 31, 2024 due to a more favorable product mix associated with increased licensing of our software products.
Service. The 3%, or $1.0 million, increase in cost of service revenue for the three months ended December 31, 2025 compared to the same period last year was primarily driven by a $5.1 million or 4% increase, in service revenue, and an increase in employee-related variable incentive compensation. Our service gross profit percentage was consistent at 76% during the three months ended December 31, 2025 as compared with the three months ended December 31, 2024.
Operating Expenses

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Research and development	$39,635	16%	$37,753	15%	$1,882	5%
Sales and marketing	65,392	26	69,933	28	(4,541)	(6)%
General and administrative	24,131	10	23,484	9	647	3%
Amortization of acquired intangible assets	11,156	4	11,601	5	(445)	(4)%
Restructuring charges	25	—	923	—	(898)	(97)%
Total operating expenses	$140,339	56%	$143,694	57%	$(3,355)	(2)%
Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 5%, or $1.9 million, increase in research and development expenses for the three months ended December 31, 2025 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation, partially offset by $0.3 million decrease in depreciation expense.
Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.
The 6%, or $4.5 million, decrease in total sales and marketing expenses for the three months ended December 31, 2025 compared to the same period last year was primarily due to a $4.3 million decrease associated with the timing of trade shows and other events.
General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, finance, legal and human resource employees, overhead and other corporate expenditures.
The 3%, or $0.6 million, increase in general and administrative expenses for the three months ended December 31, 2025 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation, partially offset by $0.4 million decrease in legal expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$2,293	1%	$(4,338)	(2)%	$6,631	153%
The 153%, or $6.6 million, increase in interest and other income (expense), net, for the three months ended December 31, 2025 compared to the same period last year was primarily due to $4.5 million increase in the change in fair value of our prior equity investment in Napatech that was sold in August 2025, a $2.2 million decrease in interest expense, and a $0.7 million increase in interest income. This increase was partially offset by a $0.9 million increase in foreign currency exchange expense.
Income Tax Expense

	Three Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Income tax expense	$11,466	5%	$8,565	3%	$2,901	34%
The effective tax rates were 17.2% and 14.9% for the three months ended December 31, 2025 and 2024, respectively. The effective tax rate for the three months ended December 31, 2025 differed from the effective tax rate for the three months ended December 31, 2024, primarily due to a decrease in the research and development tax credit and an increase in foreign derived intangible income deduction.

Nine Months Ended December 31, 2025 and 2024
Revenue
During the nine months ended December 31, 2025, no direct customers or channel partners accounted for more than 10% of the Company's total revenue. During the nine months ended December 31, 2024, one direct customer and no channel partners accounted for more than 10% of total revenue.

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$289,409	44%	$270,377	44%	$19,032	7%
Service	367,038	56%	347,315	56%	19,723	6%
Total revenue	$656,447	100%	$617,692	100%	$38,755	6%
Product. The 7%, or $19.0 million, increase in product revenue compared with the same period last year was attributable to an increase in revenue from enterprise customers from service assurance offerings as well as an increase in revenue from service provider and enterprise customers from cybersecurity offerings. Also contributing to the increase in product revenue was an increase in U.S.Government agency related orders.
Service. The 6%, or $19.7 million, increase in service revenue compared with the same period last year was primarily due to an increase in revenue from maintenance contracts, partly due to the timing of customer maintenance renewals, as well as cloud and subscription services.
Total revenue by geography was as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
United States	$372,873	57%	$365,059	59%	$7,814	2%
International:
Europe	113,705	17	110,107	18	3,598	3%
Asia	45,634	7	47,163	8	(1,529)	(3)%
Rest of the world	124,235	19	95,363	15	28,872	30%
Subtotal international	283,574	43	252,633	41	30,941	12%
Total revenue	$656,447	100%	$617,692	100%	$38,755	6%
The 2%, or $7.8 million, increase in United States revenue compared to the same period last year was primarily due to an increase in revenue from enterprise customers from both service assurance and cybersecurity offerings, partly offset by a decrease in revenue from service provider customers from both service assurance and cybersecurity offerings. Also contributing to the increase was the timing of maintenance renewal orders and an increase in U.S. Government agency related orders. The 12%, or $30.9 million, increase in international revenue compared with the same period last year was driven by an increase in revenue from service provider and enterprise customers from both service assurance and cybersecurity offerings.

Total revenue by product line was as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$420,587	64%	$401,254	65%	$19,333	5%
Cybersecurity	235,860	36	216,438	35	19,422	9%
Total revenue	$656,447	100%	$617,692	100%	$38,755	6%
The 5%, or $19.3 million, increase in revenue from the service assurance product line compared to the same period last year was due to an increase in revenue from enterprise customers, partially offset by a decrease in service provider product revenue. The 9%, or $19.4 million, increase in revenue from the cybersecurity product line compared to the same period last year was due to an increase in revenue from service provider and enterprise customers. Revenue from both the service assurance and cybersecurity product lines benefited from the timing of maintenance renewals within the fiscal year.
Total revenue by customer vertical was as follows:

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$272,662	42%	$266,745	43%	$5,917	2%
Enterprise	383,785	58	350,947	57	32,838	9%
Total revenue	$656,447	100%	$617,692	100%	$38,755	6%
The 2%, or $5.9 million, increase in revenue from the service provider customer vertical was due to an increase in service revenue from both the service assurance and cybersecurity product lines, as well as an increase in product revenue from the cybersecurity product line. The 9%, or $32.8 million, increase in revenue from the enterprise vertical was due to an increase in product and service revenue from both the service assurance and cybersecurity product lines. Revenue from both the service assurance and cybersecurity product lines benefited from the timing of maintenance renewals within the fiscal year.

Cost of Revenue and Gross Profit

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$38,317	6%	$41,806	7%	$(3,489)	(8)%
Service	94,744	14	91,232	15	3,512	4%
Total cost of revenue	$133,061	20%	$133,038	22%	$23	—%
Gross profit:
Product $	$251,092	38%	$228,571	37%	$22,521	10%
Product gross profit %	87%		85%
Service $	$272,294	41%	$256,083	41%	$16,211	6%
Service gross profit %	74%		74%
Total gross profit $	$523,386		$484,654		$38,732	8%
Total gross profit %	80%		78%		2%
Product. The 8%, or $3.5 million, decrease in cost of product revenue for the nine months ended December 31, 2025 compared to the same period last year was primarily driven by a 2 percentage point increase in our gross profit percentage to 87% due to a more favorable product mix associated with increased licensing of our software products.
Service. The 4%, or $3.5 million increase in cost of service revenue for the nine months ended December 31, 2025 compared to the same period last year was primarily driven by a $19.7 million, or 6%, increase, in service revenue, and an increase in employee-related variable incentive compensation. The service gross profit percentage was consistent at 74% for the nine months ended December 31, 2025 when compared to the nine months ended December 31, 2024.
Operating Expenses

	Nine Months Ended					Change
	December 31,
	(Dollars in Thousands)
	2025			2024
		% of Revenue			% of Revenue	$	%
Research and development	$119,693	18%		$116,127	19%	$3,566	3%
Sales and marketing	200,912	31		201,489	33	(577)	—%
General and administrative	78,249	12		72,807	12	5,442	7%
Amortization of acquired intangible assets	33,437	5		34,857	6	(1,420)	(4)%
Restructuring	858	—		19,895	3	(19,037)	(96)%
Goodwill impairment	—	—		426,967	69	(426,967)	(100)%
Total operating expenses	$433,149	66%	0.66	$872,142	142%	$(438,993)	(50)%
Research and development. The 3%, or $3.6 million, increase in research and development expenses for the nine months ended December 31, 2025 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation, partially offset by a $1.8 million decrease in employee-related costs due to a reduction in headcount, and a $1.2 million decrease in depreciation expense.
Sales and marketing. The 0%, or $0.6 million, decrease in sales and marketing expenses for the nine months ended December 31, 2025 compared to the same period last year was primarily due to a $1.8 million decrease in employee-related expenses due to a reduction in headcount, $1.6 million decrease associated with trade shows and other events partially offset by an increase in employee-related variable incentive compensation.

General and administrative. The 7%, or $5.4 million, increase in general and administrative expenses for the nine months ended December 31, 2025 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation, a $1.4 million increase in professional services, a $0.7 million increase in software expenses and a $0.5 million increase in legal fees.
Restructuring charges. During the third quarter of fiscal year 2024, we entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of this related workforce change, during the nine months ended December 31, 2025 we recorded restructuring charges totaling $0.9 million. During the nine months ended December 31, 2024, we recorded restructuring charges totaling $19.9 million related to one-time termination benefits for one hundred forty-two employees who voluntarily terminated their employment during the nine months ended December 31, 2024.
Goodwill impairment. During the first quarter of fiscal year 2025, due to a decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a Triggering Event occurred, indicating goodwill may be impaired. Accordingly, we conducted an interim quantitative impairment test of its goodwill at June 30, 2024 using the market approach to estimate the fair value of its reporting unit. As a result of that interim impairment test, we recorded a $427.0 million goodwill impairment charge during the nine months ended December 31, 2024.
Interest and Other Income (Expense), Net

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$4,925	1%	$3,493	1%	$1,432	41%
The 41%, or $1.4 million, increase in interest and other income (expense), net, was primarily due to a $5.1 million decrease in interest expense and a $1.8 million increase in interest income. This increase was partially offset by $3.4 million decrease in the change in fair value of our equity investment in Napatech that was sold in August 2025, and a $2.1 million increase in foreign exchange expense during the nine months ended December 31, 2025, when compared to the nine months ended December 31, 2024.
Income Tax Expense

	Nine Months Ended				Change
	December 31,
	(Dollars in Thousands)
	2025		2024
		% of Revenue		% of Revenue	$	%
Income tax expense	$17,871	3%	$1,544	—%	$16,327	1,057%
Our effective tax rates were 18.8% and 0.4% for the nine months ended December 31, 2025 and 2024, respectively. The effective tax rate for the nine months ended December 31, 2025 differed from the effective rate for the nine months ended December 31, 2024, primarily related to a decrease in the research and development tax credit and an increase in foreign derived intangible income deduction. Also contributing to the effective tax rate change was an impact related to stock compensation and goodwill impairment incurred during the nine months ended December 31, 2024, which was not deductible for tax purposes.
Backlog
We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at December 31, 2025 was $24.0 million compared to $33.1 million at March 31, 2025. Combined product backlog included fulfillable backlog of $18.7 million and $25.1 million at December 31, 2025 and March 31, 2025, respectively.
Liquidity and Capital Resources
Cash, cash equivalents, marketable securities and investments consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Cash and cash equivalents	$540,642	$457,415
Short-term marketable securities and investments	32,361	34,058
Long-term marketable securities	13,151	1,004
Cash, cash equivalents, marketable securities and investments	$586,154	$492,477
Cash, cash equivalents, marketable securities and investments
At December 31, 2025, cash, cash equivalents, and marketable securities totaled $586.2 million, a $93.7 million increase from $492.5 million at March 31, 2025. This increase was primarily due to $142.3 million of net cash provided by operations, $47.1 million in proceeds from sales and maturity of marketable securities, $11.8 million in proceeds from the sale of our entire Napatech equity investment, partially offset by $69.3 million used to purchase marketable securities, $31.6 million used to repurchase shares of our common stock, $15.7 million used for tax withholdings on restricted stock units, $5.6 million due to the effect of exchange rate changes on cash and cash equivalents, and $6.9 million used for capital expenditures, during the nine months ended December 31, 2025. Cash and short-term investments held outside of the United States was approximately $226.3 million.
Cash and cash equivalents were impacted by the following:

	Nine Months Ended
	December 31,
	(in thousands)
	2025	2024
Net cash provided by operating activities	$142,279	$76,149
Net cash (used in) provided by investing activities	$(17,364)	$2,041
Net cash used in financing activities	$(47,250)	$(66,534)
Net cash from operating activities
Net cash provided by operating activities of $142.3 million for nine months ended December 31, 2025, was primarily attributable to net income, as adjusted for share-based compensation expense, depreciation and amortization, deferred income taxes, goodwill impairment, and a $14.4 million working capital outflow. The working capital outflow was primarily driven by $70.6 million increase in accounts receivable, and a $9.0 million decrease in operating lease liabilities partially offset by $37.2 million increase in deferred revenue, $19.0 million increase in accrued compensation and a $9.4 million decrease in prepaid expenses.

Net cash from investing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2025	2024
Net cash (used in) provided by investing activities included the following:
Purchase of marketable securities and investments	$(69,312)	$(29,348)
Proceeds from sales and maturity of marketable securities	47,102	36,688
Proceeds from sale of equity investment	11,772	—
Purchase of fixed assets	(6,926)	(4,009)
Purchase of intangible assets	—	(1,290)
	$(17,364)	$2,041
Net cash used in investing activities increased by $19.4 million to $17.4 million during the nine months ended December 31, 2025, compared with $2.0 million of net cash provided by investing activities during the nine months ended December 31, 2024. The increase in net cash used in investing activities was partially due to an additional $40.0 million purchase of marketable securities. Partially offsetting the increase was $11.8 million in proceeds from the sale of our entire Napatech equity investment in August 2025 and a $10.4 million increase in proceeds from the maturity of marketable securities.
Net cash from financing activities

	Nine Months Ended
	December 31,
	(in thousands)
	2025	2024
Net cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$2
Treasury stock repurchases	(31,566)	(25,257)
Tax withholding on restricted stock units	(15,686)	(13,829)
Payment of debt issuance costs	—	(2,450)
Repayment of long-term debt	—	(100,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	75,000
	$(47,250)	$(66,534)
Net cash used in financing activities decreased by $19.3 million to $47.3 million during the nine months ended December 31, 2025, compared with $66.5 million of cash used in financing activities during the nine months ended December 31, 2024.
During the nine months ended December 31, 2025, we repurchased a total of approximately 1.5 million shares for $31.6 million in the open market under the 2022 Share Repurchase Program. During the nine months ended December 31, 2024, we repurchased a total of approximately 1.4 million shares for $25.3 million in the open market under the Share Repurchase Program.
In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld approximately 0.7 million shares at a cost of $15.7 million, and approximately 0.7 million shares at a cost of $13.8 million during the nine months ended December 31, 2025 and 2024, respectively, in each case related to minimum statutory tax withholding requirements on these restricted stock units. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.
During the nine months ended December 31, 2025, there were no amounts outstanding under the Third Amended and Restated Credit Agreement (as defined in Note 10) and therefore no amounts repaid. During the nine months ended December 31, 2024, we repaid $25.0 million of borrowings under the Second Amended and Restated Credit Agreement (as defined in Note 10) as well as $2.5 million in debt issuance costs in connection with the execution of our Third Amended and Restated Credit Agreement.

Sources of Cash and Cash Requirements
Credit Facility
We have a five‑year, $600 million senior secured revolving credit facility under our Third Amended and Restated Credit Agreement, which matures on October 4, 2029. The facility includes a $75 million letter‑of‑credit sub‑facility and may be used for working capital and other general corporate purposes.
We had no outstanding borrowings under the facility at December 31, 2025 or March 31, 2025, and the full commitment was available. Borrowings under the facility bear interest at variable rates based on term SOFR or an alternate base rate, plus an applicable margin. We also pay commitment fees on the unused portion of the facility.
The credit agreement contains customary covenants, including a consolidated net leverage ratio requirement and certain limitations on additional indebtedness, liens, investments, dividends, and other matters. We were in compliance with all covenants as of December 31, 2025.
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
We are currently not exposed to any market risks related to fluctuations in interest rates related to our credit facility as we had no debt as of December 31, 2025.
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
At December 31, 2025, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $12.2 million. The valuation of outstanding foreign currency forward contracts at December 31, 2025 resulted in a liability balance of $0.1 million, for contracts with unfavorable rates in comparison to current market rates, and an asset balance of $0.1 million, for contracts with favorable rates in comparison to current market rates.
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
Item 4.  Controls and Procedures
At December 31, 2025, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (Fiscal 2026 Second Quarterly Report). The risks discussed in our Annual Report and Fiscal 2026 Second Quarterly Report could materially affect our business, financial condition and future results. There have been no material changes to those risk factors since we filed our Annual Report and Fiscal 2026 Second Quarterly Report. The risks described here and in our Annual Report and Fiscal 2026 Second Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases we made during the quarter ended December 31, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
10/1/2025-10/31/2025	—		—	21,521,049
11/1/2025-11/30/2025	—		—	21,521,049
12/1/2025-12/31/2025	—		—	21,521,049
Total	—		—	21,521,049
On May 3, 2022, the Company's board of directors approved a share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective in the third quarter of fiscal year 2024. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. During the quarter ended December 31, 2025, the Company did not repurchase any shares of its common stock.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.

Item 5.  Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Date Terminated
John Downing, Executive Vice President, Worldwide Sales Operations	November 11, 2025(3)	Rule 10b5-1 Trading Arrangement	Up to 32,000 shares to be sold	February 26, 2027	N/A
Alfred Grasso, Director	November 12, 2025	Rule 10b5-1 Trading Arrangement	Up to 5,000 shares to be sold	March 15, 2027	N/A

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
(3) There are no overlapping transactions between Mr. Downing’s 10b5-1 trading arrangement adopted on November 11, 2025 and his arrangement adopted on February 20, 2025.

Item 6. Exhibits

3.1		Composite conformed copy of Third Amended and Restated Certificate of Incorporation of NetScout (as amended) (filed as Exhibit 3.2 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on September 21, 2016, and incorporated herein by reference).

3.2		Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

31.1	+	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	+	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104		Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibits 101).

+	Filed herewith.
++	Exhibit has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETSCOUT SYSTEMS, INC.

Date: February 5, 2026	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 5, 2026	/s/ Anthony Piazza
Anthony Piazza
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 5, 2026	/s/ Eric Watt
Eric Watt
Chief Accounting Officer
(Principal Accounting Officer)