Form 10-K
period 2026-03-31
NETSCOUT SYSTEMS INC
filed 2026-05-14
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2025 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was approximately $1,798,552,586. As of May 7, 2026, there were 71,495,215 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

NETSCOUT SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2026

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

PART I

Item 1. Business

Overview

NetScout is an industry leader with over four decades of experience in providing enterprise network observability, carrier service assurance, cybersecurity, and Distributed Denial-of-Service (DDoS), protection solutions. Our unique visibility platform and solutions are powered by our pioneering deep packet inspection, or DPI, technology at scale, which is used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end-user experience, and protect their networks from attack. The majority of our solutions are designed to provide Smart Data, a high-fidelity, decision-grade data foundation derived from real-time network activity across legacy, hybrid, and cloud-native environments. This data enables a unified view of performance, availability, and security, supports faster root-cause analysis and operational decision-making, and is increasingly used to inform broader observability platforms and automated and AI-driven workflows. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, service interruptions, poor service quality, or compromised data, thereby reducing mean time to resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives, such as migration to cloud environments and to the edges of their networks; the rapidly evolving cybersecurity threat landscape; advancements in artificial intelligence (“AI”) and business analytics that can enhance observability and are increasing the need for high-quality, real-time data to support automated and AI-driven operations; and the continued evolution and potential opportunities related to 5G technology across both the service provider and enterprise customer verticals.

Our operating results are influenced by a number of factors, including, but not limited to the volume, mix, and quantity of products and services sold; pricing, costs and availability of materials used in our products; growth in employee-related costs, including commissions; and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to our ability to introduce new and enhance existing products; the marketplace acceptance of those new or enhanced products; continued expansion into international markets; expansion into new or adjacent markets; development of strategic partnerships; competition; successful acquisition and integration efforts; and our ability to control costs and make improvements in a highly competitive industry.

Markets

Our service assurance solutions are used by enterprises (including government agencies) and service providers to optimize network performance, quickly identify and resolve issues impacting application and service quality, and to gain insight into the end user experience. Our cybersecurity solutions are used by enterprises and service providers to identify and mitigate advanced, volumetric, multi-vector, and application-specific DDoS attacks, as well as assist enterprise security teams in rapidly identifying, isolating, investigating, and resolving other advanced network threats. These combined solutions provide a powerful platform to address observability, service assurance and cybersecurity challenges for our customers. Additionally, we are starting to allow our Smart Data to be leveraged for third party observability platform use and automated and AI workflows to complement other provider solutions.

Enterprise Market

Within the enterprise market, NetScout's nGeniusONE, ISNG, Omnis Insights, Omnis Cybersecurity solutions, and Arbor Edge Defense offerings enable IT organizations to support a growing range of performance management, observability, AI Ops, and cybersecurity use cases including:

•
Network Observability - Our nGeniusONE analytics and our ISNG real-time information platform provide the necessary insight to optimize network performance, restore service and understand the quality of the users’ experience. By integrating certain acquired product lines and product features into our core offerings, our customers can benefit from a consistent view across their traditional wired network infrastructures, remote offices, and wireless networks

(WiFi). Our Omnis Insights solution opens our DPI smart data to the broader observability markets, allowing our customers to stream Smart Data to partners and third-party platforms that enable observability, cybersecurity, and AI operations use cases.
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
•
Application and Desktop Virtualization - We provide clear and actionable insights that help customers fully realize the operational benefits associated with Application and Desktop Virtualization and reduce the time it takes to identify and resolve service problems. We offer visibility across all virtual desktop infrastructure (VDI) tiers including remote access, client, virtualization, web, front-end application, and related database systems, and help customers gain actionable metrics and insight from monitoring and analyzing the consumption and performance of VDI services.
•
Cybersecurity: DDoS Protection and Omnis Cyber Intelligence - Computer networks continue to be targeted for cyberattacks that are aimed at disrupting, damaging, or otherwise destroying an enterprise’s ability to conduct its business or gaining unauthorized access to corporate applications and restricting or stealing valuable information. We provide a range of network security solutions under the NetScout Arbor brand that enable enterprises to protect their networks from high-volume and application-specific DDoS attacks, which are aimed at either overwhelming the network with traffic or over-exercising specific functions or features of a website with the intention to disable those functions or features. We have also developed enhanced cybersecurity solutions for enterprises with our Omnis Cybersecurity Intelligence suite of products that provide greater deep-dive forensic capabilities as well as analytics that can provide visibility into anomalous behavior on the network that may be indicative of an advanced threat. These security analytics enable existing enterprise customers to leverage their historical investments in NetScout's service assurance solutions by using the Adaptive Service Intelligence (ASI) data already being generated to support service assurance for cybersecurity use cases.

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

Telecommunication Service Provider Markets

Today's service providers are focused on delivering a compelling set of services and ensuring a high-quality user experience, while also striving to minimize operational complexity, control costs and improve automation. This, coupled with the challenge of internet protocol (IP) transformation activities and complex technologies such as 5G, Long-Term Evolution (LTE), Network Functions Virtualization (NFV), Internet Protocol Television (IP-TV), WiFi, Fixed Wireless Access (FWA), network slicing and cloud services drives the need for a more automated and unified approach to managing service delivery and the subscriber experience and protecting the mobile network. Our service provider solutions support an expanding range of use cases including:

•
Service Assurance for Mobile, Fixed Line and Cable Operators - The fundamental transformation of the mobile network to all-IP enables mobile operators to build highly scalable service delivery environments to offer new services to meet the growing subscriber demand for data, voice and video-centric services and to consolidate and simplify network operations. Mobile operators use our offerings to gain real-time, detailed IP packet-level insight and core-to-access visibility, which enables them to ensure services offered over the network meet certain pre-defined quality levels for an optimal subscriber experience. Our service assurance solutions help service providers effectively manage capacity, assess overall network quality, take proactive steps to modify the network before issues impact subscribers, and quickly identify and troubleshoot network problems. In addition to improving the overall return on their network infrastructure investments, mobile operators using our solutions also benefit from improved network quality and unique customer insights - both of which contribute to subscriber acquisition, retention, and monetization. The growing demand for high-bandwidth triple-play services, broadband connectivity, content anywhere, IP-TV, on-demand video traffic, newer 5G technology, extended WiFi initiatives, and carrier Ethernet services presents fixed line and cable multi-system operators with significant revenue opportunities. IP has become the de facto convergence mechanism for access, distribution and core networks, enabling new service offerings and simplifying network operations while reducing total cost of operations. For example, cable operators use our solutions to monitor and manage their local area WiFi connectivity services, ensure the high-quality delivery of video to consumers outside of their homes as well as provide broadband and telephony services targeting small- and medium-sized businesses.
•
Business Intelligence for Service Providers - Service providers strive to understand how the performance of their networks impacts customer experience, subscriber behavior and related usage trends. By combining network traffic data with other information, including support requests, subscriber calling plans, demographic data and other details, service providers can make more timely decisions about their offerings and sales and marketing initiatives to acquire, retain and further monetize their subscribers. Our analytics deliver timely insights into a service provider's subscribers, services, networks, and applications, as well as easy export capabilities so that this information can be integrated into their data lakes and third-party analytic platforms.
•
DDoS Protection - Internet Service Providers (ISPs), including leading telecommunications providers, cable multi-service operators and cloud providers, have seen significant increases in the sophistication, scale and frequency of high-volume, multi-vector and application-specific DDoS attacks on their networks. DDoS attacks are aimed at disrupting the online services of an ISP's business customer by overwhelming the network with traffic or by over-exercising specific functions or features of a website with the intention to disable those functions or features. NetScout Arbor smart DDoS solutions are used by a wide range of ISPs around the world to help protect their networks against DDoS attacks, and to resell certain DDoS offerings to their enterprise customers.

Products Overview

Since our founding in 1984, we have been an industry innovator in using IP-based network traffic to help organizations manage and optimize the delivery of services and applications over their networks, improve end-user experience, and protect networks from cybersecurity threats. Using our patented ASI technology, our platform is designed to captures every network-based interaction, transaction, and experience happening across the business in real time, at wire speed, and with high fidelity to produce “Smart Data.” Rather than sampled metrics or synthetic data, Smart Data is structured, enriched, AI-ready metadata that captures how services and applications are performing. This Smart Data forms the foundation of our platform, supporting observability, service assurance, AI Ops, and cybersecurity use cases across our product portfolio. Our offerings can help customers quickly identify and troubleshoot network and application performance issues, defend their networks from DDoS and other cybersecurity attacks, and rapidly find and isolate advanced network threats. Our solutions are deployed by customers in one of four form factors: as integrated hardware and software appliance, as software only that is then integrated into commercial off-the-shelf hardware, in a virtualized environment as software only, or as a SaaS solution. Our solutions help our customers keep pace with increasing customer demands and technological complexity. To further elevate our value proposition and address the near- and long-term needs of customers and prospects, we have delivered major product upgrades across our product lines by integrating key functionality from acquired product lines, increasing the deployment flexibility of our solutions, and adding new features and capabilities that enable us to address a broader range of use cases. Our primary products can be categorized as follows:

Service Assurance Solutions for Network Observability, Artificial & Business Intelligence Analytics

•
nGeniusONE Management Software and Analytic Modules - Our nGenius applications are used to support our service provider, enterprise, and government customers enabling them to predict, preempt, and resolve network and service delivery problems while facilitating the optimization and capacity planning of their network infrastructures. Additionally, we market a range of specialized products and analytic modules that can enable our customers to analyze and troubleshoot traffic in radio access network and WiFi networks, as well as gain timely insight into high-value services, applications and systems, and better understand the subscriber's experience on the network.
•
Visibility Products (Sensor, Packet Flow Systems and Taps) - Our platform provides real-time generation and analysis of information-rich, high-volume network-derived data for use across our applications and our partner networks. The Infinistream is an advanced passive network probe that can be deployed as a traditional appliance with integrated hardware and software, as software-only for use in commercial-off-the-shelf hardware or in virtualized or software only form factors. The virtualized form factor version, which is marketed as vSTREAM, can be deployed to support NFV environments as well as to cost-effectively monitor application performance in traditional data center, private cloud, and public cloud environments. We also provide comprehensive packet flow systems (also called network packet brokers or network visibility fabric switches), that deliver targeted network traffic access to a range of monitoring and cybersecurity tools and systems, including the nGeniusONE application. Additionally, we market a suite of test access points (TAPs) that enable full, non-disruptive access to network traffic with multiple link type and speed options.
•
Omnis Insights – Our Omnis Insights solution is designed to generate a high-fidelity, curated dataset that strengthens observability and cybersecurity operations. Supporting AI/ML processes with both real-time and historical insight, the dataset improves service performance while avoiding unnecessary processing and storage costs. Built on NetScout’s DPI technology, Omnis Insights delivers granular session-and conversation-level telemetry to accelerate troubleshooting and streamline complex workflows. AI-ready insights, derived from enriched metadata, are structured into domain-specific export feeds with feature extraction tailored to specific use cases. These insights can be easily ingested into data lakes or streamed to our partners like Splunk and ServiceNow.

Cybersecurity Solutions

•
We provide cybersecurity solutions that enable service providers and enterprises around the world to protect their networks against DDoS attacks under the Arbor solution portfolio. Certain of our service provider customers around the world also resell Arbor's solutions as a managed DDoS protection service to their enterprise customers. Our portfolio of DDoS protection solutions offers complete deployment flexibility spanning on-premise offerings and cloud-based capabilities to meet a broad array of customer needs, as well as specialized analytics and comprehensive threat intelligence information. Our DDoS protection offerings for service providers include Arbor Sightline for DDoS visibility and threat detection, Arbor Threat Mitigation System for removing DDoS attack traffic from the network without disruption to key network services and Arbor Insight for advanced analytical and forensic information. Our DDoS protection offerings for enterprises include Arbor Edge Defense, a perimeter-based appliance for identifying and blocking incoming DDoS attacks and outbound malicious communications, and Arbor Cloud, a global, cloud-based traffic scrubbing service that quickly removes DDoS attack traffic. Our Omnis Cyber Intelligence offering utilizes packet forensic capabilities to minimize the time between threat detection and response. We plan to further enhance and expand these capabilities in ways that will enable greater adoption of our solutions by service provider and enterprise customers.

Integration with Third-Party Solutions

To have greater operational impact on assuring performance of applications and service delivery, we have integrated our technology with third-party management consoles and business service management systems. This integration allows organizations to receive alarms on impending performance problems and to link into the nGenius Service Assurance solution in order to perform detailed problem analysis and troubleshooting. The third-party solution providers that we have integrated our solutions with include Cisco Systems, Cisco Sourcefire, Citrix Systems, Dell Technologies, Hewlett-Packard Company, IBM Tivoli, ServiceNow, Splunk, and VMWare. In addition, we have embedded NetScout Arbor DDoS mitigation capabilities on a blade within Cisco's market-leading ASR9000 router and will continue to evaluate partnership opportunities to support integration of its smart DDoS capabilities into various third-party platforms.

Growth Strategy

The following are key elements in our growth strategy for fiscal year 2027:

•
Drive Platform Innovation - In order to support our customers' near-term and longer-term requirements, we plan to continue innovating by enhancing and expanding our product portfolio as well as developing an integrated platform to serve our customers combined service assurance and cybersecurity requirements. In particular, we continue to invest in research and development, and leverage the strong technical and domain expertise across our organization. Our engineering teams are focused on advancing technical innovation across our broad product portfolio. By capitalizing on our extensive experience with global enterprises, service providers, and government organizations with IP-based networks, we believe we remain well positioned to cross-leverage our technology development across all major platforms and relevant technologies to address the evolving demands of current and prospective customers.
•
Deliver Pervasive Visibility - By making our visibility products available in multiple form factors, including as an integrated appliance, software that can be deployed with commercial off-the-shelf servers and as virtual appliances, we believe that it is easier and more affordable for customers to deploy our technology more broadly across their hybrid network and IT infrastructures. By offering more cost-effective instrumentation options, we believe we are well positioned to help existing and new customers gain greater visibility into more places across their end-to-end network environments and address an even broader range of service assurance and cybersecurity use cases.
•
Extension into Adjacent Markets - By enhancing and expanding our product portfolio and driving product integration via internal development and acquisitions, we have expanded our reach into complementary adjacent markets such as application performance management, infrastructure performance management, data analytics, observability, AI Ops, and cybersecurity. We believe that this element of our strategy is integral to gaining access to larger budgets, increasing spending from existing customers, attracting new customers, and increasing our total addressable market. In particular, our Omnis Insights solution has opened our DPI data to the broader observability, cybersecurity, and AI Operations markets for the first time. Our customers can now stream DPI data to partners and third-party data lakes that enable AI use cases. We believe the scale and flexibility of our Omnis platform will be critical in unlocking the full potential of AI.

•
Fortify and Expand Existing Customer Relationships - We have an expansive, global customer base of service providers and enterprises that have purchased our products in support of major technology and network initiatives that they have implemented over the past decade. As a result, we believe we are well positioned to expand the scope of many of these relationships as well as acquire new customer relationships as we identify new opportunities to support new network, observability, AI Ops, cybersecurity, and broader technology projects.
•
Expand our Customer Base - We believe the investments we have made over the past several years to expand our product portfolio and support greater deployment flexibility also position us to win new customers in established geographic markets where we can leverage our global direct sales organization and an extensive network of value-added resellers and systems integrators.
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
•
Improve Cost Structure and Drive Efficiencies - We plan to balance our investments in key technology, product development, sales and marketing, and other initiatives that will enable us to continue to drive long-term profitable growth with an ongoing focus on managing costs and driving efficiencies.

Support Services

Customer satisfaction is a key driver of our success. Our programs offer customers various levels of high-quality support services to assist in the deployment and use of our solutions. We have support personnel strategically deployed across the globe to deliver 24/7 support to our customers. Our support also includes updates to our software and firmware at no additional charge, if and when such updates are developed and made generally available to our commercial customer base. If ordered, support commences upon fulfilment or expiration of the standard warranty for software. For software, which also includes firmware, the standard warranty commences upon fulfilment and expires 60 to 90 days thereafter. With regard to hardware, the standard warranty commences upon fulfilment and expires 60 days to 12 months thereafter. Our warranties are consistent with commonly accepted industry standards. We expect to continue to provide support services for the acquired platforms under existing agreements and will explore opportunities to further simplify and standardize our support obligations over the coming years. For customers requiring additional levels of service, we offer managed services in various forms, where we operate our technology platform to meet the customers’ requirements for observability and threat mitigation.

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

We generally use standard parts and components for our products, which can be sourced from various suppliers. We have generally been able to obtain adequate supplies of components in a timely manner from current suppliers. While certain components, such as computer network interface cards, are currently purchased from a single supplier, we have identified alternate suppliers that we believe can be qualified to fulfill our needs should an issue arise with the existing supplier. We also maintain escrow arrangements for certain technologies. We continue to monitor the impact of global geopolitical tension and conflicts, memory shortages related to significant AI-related datacenter buildouts, and macroeconomic conditions, as well as other factors, on our supply chain. Although we have been able to manage supply challenges in the past, there is no guarantee that we will be able to continue to manage these challenges without significant impacts to our business if our supply chain becomes increasingly strained. Our reliance on single source suppliers and impacts on our supply chain are further described in Item 1A "Risk Factors."

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

Our direct sales force generally uses a "high-touch" sales model that consists of face-to-face or virtual meetings with customers to understand and identify their unique business challenges and requirements. Our sales teams translate our customers' requirements into tailored business solutions. Due to the complexity of the systems and the capital expenditures involved, our sales cycles typically take between three and twelve months. We build strategic relationships with our customers by continually enhancing our solution to help them address their evolving needs. In addition to providing a comprehensive solution to meet these needs, we continually provide software enhancements to our customers as part of their maintenance contracts with us. These enhancements are designed to provide additional and ongoing value to our existing customers to promote loyalty and the expansion of their deployment of our products. Existing customer growth is also driven by the expansion and changes in their networks or services in the case of the service assurance products or the need for more capacity or capabilities in the case of the Arbor DDoS solutions.

Historically and currently, generally, we use indirect distribution channels principally as intermediaries on contractual terms for customers with whom we do not have a contract or if the customer would like to use the channel for services. Generally, our sales force uses the same “high-touch” approach in most markets. In some international markets where we do not have strong sales presence, the channel partners participate in the selling process. However, in most markets, the sale is led by the NetScout sales teams.

During the fiscal years ended March 31, 2026 , 2025, and 2024, no direct customers or channel partners accounted for more than 10% of our total revenue.

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

Key elements of our marketing strategy focus on thought leadership, market positioning, market education, go to market strategies, reputation management, demand generation, and the acceleration of our strategic selling relationships with local and global resellers, systems integrators, and our technology alliance partners. During fiscal year 2026, we continued to invest in the promotion of the NetScout brand related to service assurance and cybersecurity products in their respective markets. We expect to continue these initiatives during fiscal year 2027.

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

Seasonality

We have experienced, and expect to continue to experience, quarterly variations in our order bookings as a result of a number of factors, including the calendar year-end and budget and procurement cycle of many of our customers, as well as the fiscal year end procurement cycle of our government customers, particularly U.S. government customers with a fiscal year end of September 30. Due to these factors, we historically have experienced stronger bookings during our fiscal third and fourth quarters than in our fiscal first and second quarters. The timing of our order bookings can also be impacted by the length of certain product and service sales offerings cycles, complexity of certain customer environments, and new product introductions and their market acceptance.

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

Backlog

We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at March 31, 2026 was $50.8 million compared to $33.1 million at March 31, 2025. Combined product backlog included fulfillable backlog of $45.8 million and $25.1 million at March 31, 2026 and 2025, respectively. The increase in backlog was driven by the timing of orders from two large enterprise related customers.

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
•
our solutions look at both user and control plane traffic across an entire network; and
•
our ASI technology is optimized to provide real-time information about service performance and real-time alerts to emerging service problems whereas traditional solutions are inherently latent, supporting only forensic-trouble shooting after an issue has occurred.

In the enterprise market, our competitors include companies who provide network observability, application performance management, infrastructure performance management and other related solutions such as CA Technologies (a Broadcom Inc. business), Cisco Systems, Dynatrace, Datadog, ExtraHop, IBM, Infovista, Viavi, Gigamon, New Relic, Riverbed Technology, and SolarWinds. In addition, we both compete with and partner with large enterprise management vendors, such as HP and IBM, who offer performance management solutions. We also compete with smaller, privately held competitors who often focus on specific vertical markets.

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

Human Capital Management

We strive to remain a team of entrepreneurs, with the agility of a start-up and the sophistication of a global technology company. We believe that our culture is critical to our success and growth. Our Lean But Not Mean culture complements and augments our technology, exceptional talent, and forward-thinking innovation. "Lean" decision-making enables early resolution of tough choices and puts employees and the long-term success of the company first. We believe our commitment to our culture and values, an inclusive workforce, talent development, and health and safety, and providing competitive total rewards motivates our employees around the world. Our Compensation Committee oversees our key human capital management strategies and programs and shares oversight of health and safety matters with the Nominating and Corporate Governance Committee of the Board of Directors.

Employees

At March 31, 2026, we had 2,073 employees worldwide – approximately 99% of whom were full time employees. Our employees are in 35 countries with 62% of our employees located in the United States.

Culture & Values

We believe that our company culture is critical to our success and growth. Our culture complements and augments our technology, exceptional talent, and forward-thinking innovation. As a result of our philosophy, we have pledged to be respectful of, committed to, and appreciative of our employees while also enacting decision-making processes and business strategies that result in efficient business outcomes.

We dedicate heightened attention to our mission as Guardians of the Connected World and this mission serves as a key component in our employee engagement program. We continuously communicate our mission, values, and goals to all of our global employees through town hall meetings that provide direct interaction with the CEO, and in-depth focus groups that support messaging from top executives. These meetings allow leaders to stay connected with all employees and ensure everyone is equipped with the knowledge and tools to align their efforts with our vision, mission and goals. The Nominating and Corporate Governance Committee oversees these efforts as part of its comprehensive review of corporate governance, sustainability, and engagement and the Compensation Committee oversees NetScout's talent and human capital management as related to culture and values as well.

Commitment to Workplace Culture

NetScout's commitment to workplace culture is important to our organizational excellence and complements our core values of performing with integrity, compassion, collaboration, and innovation. We embrace our employees' differences and other characteristics that make our employees unique. Our ESG team, covering our Impact Programs (as described below), includes members from multiple functional areas whose activities are overseen by our executive Steering Committee, to foster transparent, merit-based, and consistent processes in employee engagement, onboarding, learning and development, policymaking, and career planning. Further, our Women in NetScout Network (WiNN) works to foster community and share insight into women’s experiences to inspire members to succeed in the workplace.

Talent Development

We invest in the ongoing development of our employees across the globe. As part of that program, we offer opportunities to identify leaders and develop and support all employees, including:

•
Management and leadership development – to create leaders who provide direction, apply disciplined management practices, collaborate across functions, and understand the impact they have on others.
•
Diversity management training – to support an inclusive workplace and foster consistent management practices across the globe.
•
Management talent assessment – to bring greater transparency and understanding of required skills and abilities as we identify leaders at all levels.

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

Sustainability and Engagement

We are committed to making a positive impact on the lives of our employees, customers, investors, and communities in which we operate, and believe that effectively managing sustainability and engagement through strong governance is an important part of creating long-term value. As set out in its Charter, our Nominating and Corporate Governance Committee oversees our governance, sustainability, and engagement programs, including those related to environmental, social and governance (ESG) matters. Underpinned by a strong governance foundation, these programs focus on driving meaningful impact toward NetScout’s sustainability in its operations and in the products we bring to market, as well as advancing the wellbeing of our workforce and the communities in which we live and work (“Impact Programs”). The Nominating and Corporate Governance Committee meets regularly and reviews our Impact Programs and advises on our strategy and progress, and apprises the full Board of Directors. Our Board of Directors considers our overall strategy and its alignment with our mission. The Audit Committee also regularly reviews governance-related topics such as enterprise risk management, our anticorruption program, ethics and compliance issues, supply chain issues including human rights protections, and data privacy and security. The Compensation Committee regularly reviews workforce-related topics such as talent development, human capital management, compensation, and leadership training.

A steering committee, under the strategic direction of the Chief Executive Officer and chaired by our General Counsel, provides guidance and management oversight for our Impact Programs. The Office of ESG, covering our efforts on sustainability and engagement, chaired by our General Counsel, is responsible for the development and implementation of our Impact Programs. With representation across key business functions, the mandate of the Office is to consider our existing sustainability and engagement efforts, understand stakeholder perspectives (including customers, investors, and employees among others), promote a positive and engaged workplace culture through our Lean But Not Mean philosophy, identify areas for improvement that align with our business, and monitors and reports on the progress of our program to hold ourselves accountable to our stakeholders and the broader community.

Government Regulation

As a company with global operations, we are subject to a variety of evolving legal and regulatory requirements in the jurisdictions in which we operate and in which we offer our service assurance and cybersecurity solutions, including requirements related to data privacy, data security and cybersecurity, AI, trade restrictions (including export controls and tariffs), economic sanctions, antibribery and anti-corruption, and other compliance requirements. In the ordinary course of business, we may collect, receive, use, store, generate, transfer, dispose of, transmit, share, and process (collectively, "process") sensitive, proprietary, and confidential information, including personal information, business data, trade secrets, intellectual property, and confidential third-party data (collectively, "sensitive data"). Accordingly, we may be subject to numerous data privacy and security obligations, including federal, state, and local laws, regulations, industry standards, guidance, and other obligations related to data privacy, cybersecurity and information security.

Additionally, to the extent we collect personal information from individuals outside of the United States, we are, or may become, subject to foreign data privacy and security laws, such as the European Union's General Data Protection Regulation ("EU GDPR") as well as other evolving requirements regarding cross-border data transfers and related compliance obligations. In addition, because we are embedding AI features in our products, emerging and evolving laws, regulations, and standards relating to the development, training, testing, deployment, and use of AI may impose additional compliance obligations (including requirements relating to transparency, documentation, monitoring, and risk management) and may restrict how we develop, market, or offer certain features. Foreign data privacy and security laws impose significant and complex compliance obligations on entities that are subject to those laws.

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

Our internet address is http://www.NetScout.com.Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are made available free of charge on or through our website at ir.netscout.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. None of the information posted on our website is incorporated by reference into this Report.

We webcast our earnings calls and certain events we participate in or host with members of the investment community. They are made available on our investor relations website at ir.netscout.com/investors/events-and-presentations/events-calendar/default.aspx. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website. We also use our investor relations website to disclose important information about the Company and comply with our disclosure obligations under Regulation Fair Disclosure. The contents of these sections of our investor relations website are not intended to be incorporated by reference into this report or in any other report or document we file with the SEC.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report and in our other SEC filings. The risks and uncertainties described below are those that we have identified as material; but they are not exhaustive; additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business, including our results of operations, liquidity, and financial condition.

Because of the following factors, as well as other variables affecting our results of operations, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Summary of Risk Factors

•
Unfavorable and uncertain conditions in our industry, our customers' industries, the global economy, or reductions in information technology spending could limit our ability to grow or maintain our business and negatively affect our results of operations.
•
Potential product vulnerabilities or critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services, or solutions could result in claims of liability against us, damage our reputation, or otherwise harm our business.
•
If our products contain material errors or quality issues, such issues may be costly to correct, revenue may be delayed, we could be sued, and our reputation could be harmed.
•
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
•
If we fail to introduce new products and solutions or enhance our existing products and solutions to keep up with rapid technological change, demand for our products and solutions may decline.
•
If we are unable to effectively use or integrate AI, or if our use of AI exposes us to significant risks, we may not achieve intended benefits and our results of operations could be adversely affected.
•
Disruptions in our global supply chain and our reliance on sole or limited source suppliers could adversely impact our business.
•
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
•
Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results.
•
The success of our business depends, in part, on the continued growth in the market for and the continued commercial demand for enterprise network observability, carrier service assurance, cybersecurity, and DDoS protection solutions.
•
Failure to manage growth properly and to implement enhanced automated systems, including systems with AI, could adversely impact our business.
•
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
•
International trade policies, including trade protection measures such as tariffs, sanctions, and trade barriers may adversely affect our business, financial condition, results of operations, and prospects.
•
Our business and operations, and the operations of our customers, partners, and/or suppliers, may be adversely affected by significant business continuity events.
•
Necessary licenses for third-party technology may not be available to us on commercially reasonable terms or at all.
•
Our success depends on our ability to protect our intellectual property rights.
•
Others may claim that we infringe on their intellectual property rights.
•
Any current or future indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to any indebtedness could adversely affect our liquidity and financial condition.
•
Any failure to meet our debt obligations could damage our business.
•
We may fail to secure necessary additional financing.
•
The failure to recruit and retain qualified personnel and plan for and manage the succession of key executives could hinder our ability to successfully manage our business, which could have a material adverse effect on our financial position and operating results.
•
We may not successfully complete acquisitions or integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.
•
We face significant competition from other technology companies.
•
Uncertainties in the regulation of the Internet could have a material and adverse impact on our financial condition and results of operations.
•
We are subject to stringent and evolving U.S. state, local, and federal, and foreign laws, regulations, and rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations (or such failure by third parties with whom we work) could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business, results of operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
•
If we violate the U.S. Foreign Corrupt Practices Act or applicable anti-bribery laws in other countries, or if we fail to comply with U.S. export controls and government contracting laws, our business could be harmed.
•
Our business is subject to laws, regulations and expectations relating to sustainability, human capital, governance and other corporate responsibility matters, which could increase costs and expose us to additional risks.
•
Our actual operating results may differ significantly from our guidance.
•
Our effective tax rate may fluctuate, which could increase our income tax expense and reduce our net income.
•
We may be impacted by changes in taxation, trade, tariffs, and other regulatory requirements.
•
Foreign currency exchange rates may adversely affect our financial statements.
•
Our estimates and judgments related to critical accounting policies could be inaccurate.
•
If we fail to maintain effective disclosure controls and procedures and internal control over financial reporting, investor confidence in our financial statements could decline, which could negatively impact the market price of our stock or our ability to raise capital.
•
Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control.

Risks Related to Our Business and Industry

Unfavorable and uncertain conditions in our industry, our customers' industries, the global economy, or reductions in information technology spending could limit our ability to grow or maintain our business and negatively affect our results of operations.

Unfavorable and uncertain conditions in the economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, high interest rates, inflation, international trade policies (including trade protection measures, such as tariffs, sanctions, and other trade barriers), domestic and international geopolitical unrest and turmoil, a shifting regulatory landscape, changes in government spending patterns, natural catastrophes, outbreaks of contagious diseases, armed conflicts or warfare, and terrorist attacks, could cause a decrease in business investments, including spending on information technology (IT), and negatively affect the growth of our business and our results of operations. In addition, we serve certain industries that have historically been cyclical and have experienced periodic downturns that have had a material adverse impact on demand for the products, software, and services that we offer. Many of our customers are concentrated in certain industries, including financial services, public sector, healthcare, and the service provider market. Furthermore, consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.

Potential product vulnerabilities or critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services, or solutions could result in claims of liability against us, damage our reputation, or otherwise harm our business.

The products and services we sell or license to customers may contain vulnerabilities or critical security defects which have not been identified or remedied. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in exploitation that compromises security.

In addition, advances in tools and automation, including artificial intelligence (“AI”), may both increase the speed and sophistication with which vulnerabilities are identified or exploited and influence how vulnerabilities are detected, prioritized, and remediated.

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

Cyber-attacks, malicious internet-based activity, fraud, and similar activities threaten the confidentiality, integrity, and availability of our sensitive, proprietary, and confidential information, including personal information, business data, trade secrets, intellectual property, and confidential third-party data, and IT systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect and increasingly sophisticated, including through the use of automation and AI, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists" promoting certain causes, organized criminal threat actors, personnel (such as through theft or misuse or unintentional disclosure), sophisticated nation states, and nation-state-supported actors.

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

We have experienced cyber incidents in the past, and we expect to continue to face such risks that could cause us to experience cyber incidents in the future. We and the third parties with whom we work have been, and continue to be, subject to a variety of evolving threats, including but not limited to social-engineering attacks (including phishing attacks), malicious code (such as viruses and worms), malware (including advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or human error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other IT assets, telecommunications failures, and other similar threats, including attacks enhanced or facilitated through the use of AI, such as AI-enabled social engineering attacks. Severe ransomware attacks are also prevalent and could lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds for us and our customers.

In addition, some of our customers are subject to the EU's Digital Operational Resilience Act and similar UK regulatory requirements on operational resilience which may obligate such customers to impose contractual provisions on us, including certain mandatory third-party risk management provisions. If we fail to materially comply with these contractual requirements, we may be subject to investigations, audits, or other adverse consequences.

Additionally, future or past business transactions could expose us to additional cybersecurity risks, as our systems could be negatively affected by vulnerabilities present in acquired or integrated systems or technologies. Security issues not previously discovered during due diligence may arise in such systems or technologies.

Our reliance on third parties exposes us to cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations due to security incidents or other interruptions they experience. For example, we rely on third parties and technologies to operate some of our business systems and process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other information systems. We also rely on third-party service providers to provide other products, services, or parts to our customers. Our ability to monitor these third parties' information security practices is limited. Third parties may not sufficiently maintain their information security measures or may change them without our knowledge or delay notification to us in a timely manner. If the third parties we rely on are subject to a security breach or otherwise suffer disruptions that affect the services we use, as has occurred in the past, the integrity and availability of our internal information could be compromised causing the loss of confidential or proprietary information, damage to our reputation, and economic loss. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties' infrastructure in our supply chain or the supply chains of third parties with whom we work have not been compromised. If a third party with whom we work fails to satisfy their data privacy or security-related obligations to us, we cannot be certain that our applicable contracts with these third parties will adequately limit our data privacy or security-related liability to them or others, be sufficient to allow us to obtain indemnification or recovery from them, or be sufficient to cover all or any of our damages.

Although we have multiple and layered controls and security measures designed to prevent, detect, and respond to cyberattacks, experienced computer hackers are increasingly organized and sophisticated, and we cannot guarantee that our security measures will be sufficient to protect against unauthorized access to our IT networks, software, and systems. Malicious attack efforts operate on a large-scale and sometimes offer targeted attacks as a paid-for service. In addition, the techniques used to obtain access or sabotage networks change frequently, and we may be unable to anticipate such techniques, implement adequate preventative measures, or detect and stop security breaches that may arise from such techniques. As a provider of security solutions, we may be a more attractive target for such attacks. Other individuals or entities, including personnel or vendors, may also intentionally or unintentionally provide unauthorized access to our IT environments.

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

Any of the previously identified or similar threats can cause security incidents or other interruptions that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our IT systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services.

Applicable data privacy and security obligations have required, and may in the future require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents, or take other actions. Such disclosures and related actions could be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

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

The market enterprise network observability, carrier service assurance, cybersecurity, and DDoS protection solutions is highly competitive and characterized by rapid changes in technology, including AI, evolving industry standards, changes in customer requirements, a current high level of and increasing competition, and frequent product introductions and enhancements. Our success is dependent upon our ability to meet our customers' needs, which are driven by changes in technologies, new application technologies, new security risks and the emergence of new industry standards. In addition, new technologies may shorten the life cycle for our products and solutions or could render our existing or planned products and services less competitive or obsolete. We must address demand from our customers for advancements in our products and services applications to support our customers' growing needs and requirements in complex networks. To meet this challenge and remain competitive in the market, we must introduce new enhancements to our existing product lines and service offerings. If we are unable to develop, introduce and communicate new enterprise network observability, carrier service assurance, cybersecurity, and DDoS protection solutions or products ,or enhancements to existing solutions or products in a timely and successful manner, this inability could have a material and adverse impact on our business, operating results and financial condition.

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

If we are unable to effectively use or integrate AI, or if our use of AI exposes us to significant risks, we may not achieve intended benefits and our results of operations could be adversely affected.

We have integrated, and plan to further integrate, AI technologies developed by third parties and open-source communities into our products, services, and internal operations. These AI-related initiatives, whether successful or not, could require us to incur substantial costs and could result in delays in developing, enhancing, or releasing products and services.

In addition, AI algorithms and models may be flawed, and the datasets underlying them may be insufficient, outdated, or contain biased or otherwise problematic information. If AI tools that we develop, integrate, or use, including AI systems that operate with varying levels of autonomy and may interact with other systems or tools, generate outputs, analyses, or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

AI technologies, including those integrated into our products, services or operations or used by our workforce or vendors, are subject to evolving laws and regulations and increased scrutiny, including with respect to data privacy, cybersecurity and intellectual property.

The use of AI by third parties or us may increase the risk of cybersecurity incidents or unauthorized access and could expose sensitive, confidential, proprietary, or personal data. In addition, while we have policies, protocols, and procedures in place, our use of AI may increase the risk of claims that our use of data, training materials, or outputs violates contractual, legal, or ethical standards, including with respect to intellectual property. Any legislation or regulatory requirements concerning AI adopted domestically or globally may require us to expend significant resources to comply, lead to regulatory investigations, fines, or penalties, require changes to our products, services, or business practices, or prevent or limit our use of AI. In addition, our use of third-party AI services may subject us to risks related to service availability, performance, and cost volatility.

In addition, if we are unable to effectively integrate AI into our products and services, or if our competitors adopt AI more rapidly or successfully, our competitive position may be adversely affected.

Disruptions in our global supply chain and our reliance on sole or limited source suppliers could adversely impact our business.

We rely on a global supply chain for the production of components for our products. Disruptions to the global supply chain generally and hardware shortages caused by the rapid build out of AI data centers have led to and could in the future continue to lead to delays, shortages, longer than normal lead times, unfavorable contractual terms relating to pricing and refundability and cancellation, discontinued components, and increased costs, which could negatively impact our revenue and our results of operations. Continued price increases across our supply chain may adversely affect our gross margins.

In response, we may take steps to mitigate supply-chain issues, including entering into additional or long‑term purchase commitments with suppliers or maintaining higher inventory levels. However, these actions could negatively impact our cash flow and financial results if we do not accurately forecast customer demand or if customers change their purchasing patterns in response to evolving supply‑chain conditions. We continue to monitor supply‑chain categories and key suppliers to manage these risks.

Specific components that are necessary for the hardware assembly of our instruments are obtained from separate sole source suppliers or a limited group of suppliers, including some with operations in locations with geopolitical uncertainty. These components include our network interface cards and proprietary hardware. Our reliance on sole or limited suppliers involves several risks, a lack of control over the manufacturing process and inventory management, potential inability to obtain an adequate supply of required components, and the inability to exercise control over pricing, quality, and timely delivery of components. For most of our products, we do not have the internal manufacturing capabilities to meet our customers' demands so we rely on third parties to supplement our capabilities. It is our practice to mitigate these risks by partnering with key suppliers, including distributors, to establish a variety of supply continuity practices. These practices may include, among other approaches, establishing buffer supply requiring suppliers to maintain adequate stocks of materials and use-based and kanban programs to set supply thresholds. We also maintain escrow arrangements for certain technologies. Where possible, we use widely available off-the-shelf hardware and work with large suppliers with multiple factories in diverse geographies. However, failure of supply, including because of a public health crisis, geopolitical conflicts, terrorism or war, tariffs and associated trade wars, sanctions or embargoes, or failure to execute effectively on any of our risk mitigation practices could result in our inability to obtain adequate supply or deliveries or to ship our products on a timely basis or at all. Moreover, if we are unable to continue to acquire from these suppliers on acceptable terms or should any of these suppliers cease to supply us with components for any reason, we may not be able to identify and integrate an alternative source of supply in a timely fashion or at the same costs. Any transition to one or more alternate manufacturers could result in significant delays, operational problems, and increased costs, and may limit our ability to deliver our products to our customers on time for such transition period or, in extreme circumstances, at all. These risks could damage relationships with our current and prospective customers, cause shortfalls in expected revenue, and could materially and adversely impact our business, operating results and financial condition.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Our public sector sales are conducted primarily through third‑party distribution and other intermediary arrangements or channel partners, which may limit our control over certain aspects of the sales process and increase our reliance on a limited number of such distributors or channel partners.

Selling to government entities can be highly competitive, expensive, and time-consuming, and often requires significant upfront time and expense without any assurance that we will win a sale. In addition, certain government customers require our products and service offerings to obtain and maintain specific certifications, authorizations, or accreditations, before they may be deployed. The process of obtaining and maintaining such certifications, authorizations, or accreditations can be costly, time-consuming and subject to evolving standards and ongoing compliance requirements, and there can be no assurance that we will obtain, maintain or timely renew any required certifications, authorizations, or accreditations. If we fail to do so, or if applicable requirements change, we may be unable to sell to certain government customers or may incur additional costs, which could adversely affect our public sector revenue.

Government demand and payment for our products and service offerings may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. Actual or threatened government shutdowns, continuing resolution, sequestration and other fiscal or budgetary disruptions may delay procurements, contract awards, renewals and payments, reduce spending on cybersecurity initiatives and otherwise adversely affect our public sector revenue and cash flows. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

In the United States, federal government agencies may promulgate regulations, and the President may issue executive orders, requiring federal contractors to adhere to different or additional requirements after a contract is signed. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business, including the establishment of compliance procedures and obtaining and maintaining required security clearances. If we do not meet applicable requirements of law or contract, we could be subject to fines and penalties, contract termination, suspension or debarment from government contracting, or other adverse consequences, which could materially and adversely affect our business, results of operations and financial condition.

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

The success of our business depends, in part, on the continued growth in the market for and the continued commercial demand for enterprise network observability, carrier service assurance, cybersecurity, and DDoS protection solutions.

We derive nearly all our revenue from the sale of products and services that are designed to protect our customers from cyberattacks and performance and availability disruptions. We have expanded our operations in the past through acquisitions and organic growth and may continue to expand them in the future to gain share in the evolving markets in which we operate. Therefore, we must be able to predict the appropriate features and prices for future products and services to address the market, the optimal distribution strategy, and the future changes to the competitive environment. For us to be successful, our potential customers must recognize the value of more sophisticated solutions, decide to invest in the management of their networks and adopt our management solutions. Any failure of this market to continue to be viable would materially and adversely impact our business, operating results, and financial condition. Additionally, businesses may choose to outsource the operations and management of their networks to managed service providers. Our business may depend on our ability to continue to develop relationships with these service providers and successfully market our products to them.

Failure to manage growth properly and to implement enhanced automated systems, including systems with AI, could adversely impact our business.

The growth in size and complexity of our business and our customer base has been and will continue to be a challenge to our management and operations. Additional growth will place significant demands on our management, infrastructure, and other resources. To manage further growth effectively, we must increase management depth and enhance succession planning. It is also important to our continued success that we hire qualified employees, properly train them, and appropriately address underperformance issues, all while maintaining our corporate culture and spirit of innovation. If we are not successful at these efforts, our growth and operations could be adversely affected, and we may not be able to achieve our near- and long-term financial or operational goals. We will also need to maintain and continually improve our financial and management controls, reporting systems, and procedures as our business grows and evolves over time. If we are unable to manage our growth effectively, our costs, the quality of our products, the effectiveness of our sales organization, our ability to attract and retain key personnel, our business, our operating results and financial condition could be materially and adversely impacted. To manage our growth effectively, we may need to implement new or enhanced automated infrastructure technology and systems, including systems with AI.

Any disruptions or ineffectiveness relating to our systems implementations and enhancements could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, and otherwise run our business.

As our business evolves, we must also expand and adapt our IT and operational infrastructure. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems. These systems have become increasingly complex due to the complexity of our business and acquisitions of new businesses with different systems. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes, customer relationship management systems, and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly, and they may require employees to dedicate a significant amount of time to implement. If we are unable to adapt our systems and organization in a timely, efficient, and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

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

Our future growth and success may require us to increase the number and use of our indirect sales efforts through our distributors and channel partners and to leverage those relationships to expand these distribution channels and to develop new indirect distribution channels to increase revenue. Our channel partners have no obligation to purchase any products from us. Some of our distribution and channel partners also distribute and sell competitive products and services and the reduction in sales of our products by these partners could materially reduce our revenues. In addition, they could internally develop products that compete with our solutions or partner with our competitors and bundle or resell competitors' solutions, possibly at lower prices. The potential inability to develop relationships with new partners in new markets, expand and manage our existing partner relationships, the unwillingness of our partners to market and sell our products effectively or the loss of existing partnerships or experienced personnel could have a material and adverse impact on our business, operating results and financial condition. Sales to customers outside the United States accounted for 45%, 43%, and 36% of our total revenue for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.

The need to develop such relationships can be particularly acute in areas outside of the U.S. Recruiting and retaining qualified channel partners and training them in the use of our technology and services and ensuring that they comply with our legal and policy requirements requires significant time and resources throughout the relationship. If we are unable to retain and train such channel partners, our revenues could be negatively impacted.

International trade policies, including trade protection measures such as tariffs, sanctions, and trade barriers may adversely affect our business, financial condition, results of operations, and prospects.

Developments relating to tariffs and restrictive trade policies have created a dynamic trade landscape, which may adversely impact our business. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our products and services or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.

Trade disputes, trade restrictions (including export control laws and regulations and tariffs) and political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability and economic recessions or downturns, which may in turn negatively impact customer demand for our products and services, delay renewals, or limit expansion opportunities with existing customers or otherwise negatively impact our business and operations. Ongoing trade-related and macroeconomic uncertainty may contribute to volatility in the price of our common stock.

Although the ultimate impact of these risks has not significantly affected our business to date, it remains uncertain and any prolonged economic downturn or escalation in trade tensions could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other international trade developments have heightened and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

Our business and operations, and the operations of our customers, partners, and/or suppliers, may be adversely affected by significant business continuity events.

We face risks related to epidemics, pandemics, public health crises, natural disasters, acts of war or terrorism, and other significant business continuity events that could disrupt our operations and the operations of our customers, suppliers and other business partners. Such events may impair or prevent normal business activities for uncertain periods of time and could adversely affect commercial activity, supply chains, financial markets and the communities in which we operate.

We rely on third-party suppliers, manufacturers and service providers globally, and these parties may be impacted by such events, including through facility closures, workforce disruptions, transportation constraints, border closures, or restrictions on the export, import, or shipment of products. These disruptions may result in the delays or interruptions in product availability, increased costs, or reduced demand of our products and services, which could adversely affect our revenues and operating results.

In addition, our operations depend on the effective functioning of our technology infrastructure and systems, many of which are operated or hosted by third parties. The business continuity and disaster recovery programs we maintain may not anticipate or effectively address every risk scenario, and they may not always be fully or even partially successful or effective in preventing or mitigating third-party risks, which are out of our control, that could have a material impact on our business, operations and financial condition. A significant disruption could result in the loss of data, delays in completing sales or providing products and services, challenges in producing accurate and timely financial statements, or difficulties in meeting our disclosure obligations, which could adversely affect our reputation and the trading price of our common stock.

To the extent any such event adversely affects our business or financial results, it may also heighten many of the other risks described in this "Risk Factors" section, such as those relating to the estimates made for our critical accounting policies and the operation of internal controls over such estimates, as well as on our liquidity and on our ability to satisfy any indebtedness obligations and debt covenants.

Risks Related to Our Intellectual Property

Necessary licenses for third-party technology may not be available to us on commercially reasonable terms or at all.

We currently, and will in the future, license technology from third parties that we use to produce or embed in our products. Third-party licenses required in the future may not be available to us on commercially reasonable terms or at all. If we are unable to obtain any necessary third-party licenses, we would be required to redesign our product or obtain substitute technology, which may not perform as well, be of lower quality, or be more costly. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products. We may also choose to pay a premium price for such a license in certain circumstances where continuity of the licensed technology would outweigh the premium cost of the license. The unavailability of these licenses or the necessity of agreeing to commercially unreasonable terms for such licenses could materially adversely affect our business, financial condition, operating results, and cash flows.

Our success depends on our ability to protect our intellectual property rights.

Our business is heavily dependent on our intellectual property. We rely upon a combination of patent, copyright, trademark, and trade secret laws and registrations and non-disclosure and other contractual and license arrangements to protect our intellectual property rights. The reverse engineering, unauthorized copying, or other misappropriation of our intellectual property, including intentionally or unintentionally through AI, could enable third parties to benefit from our technology without compensating us or make claims on our intellectual property. Furthermore, the laws of some foreign jurisdictions do not offer the same protections for our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products in those countries. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management's attention from growing our business. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation or loss of proprietary information, or that we will be able to detect unauthorized use by third parties and take appropriate steps to enforce our intellectual property rights. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products and eventually harm our operating results.

Others may claim that we infringe on their intellectual property rights.

We have been and may continue to be subject to claims by others, whether valid or not, that our products infringe on their intellectual property rights, patents, copyrights, or trademarks. Further, intellectual property issues, such as ownership, copyright, and patentability, have not been fully settled with respect to AI technology. Inventions or works of authorship created through the use of AI technology may be based or rely on, or contain, materials that were used in the training of such technologies and which are subject to third-party intellectual property, which could further limit our ability to obtain intellectual property protection in such inventions or works of authorship.

These claims, whether valid or not, could require us to spend significant sums in litigation, pay damages or royalties, delay product shipments, reengineer our products, rename our products and rebuild name recognition, or acquire licenses to such third-party intellectual property. We may not be able to secure required licenses on commercially reasonable terms or secure them at all, which could force our customers to stop using our products, or in the case of resellers and others, stop selling our products. In some instances, we have defended against specious patent infringement claims by non-practicing or patent assertion entities and ultimately achieved successful outcomes. In some cases, we have agreed to contract terms that indemnify our customers and partners if our products or technology infringe or misappropriate third party intellectual property rights; therefore, we could become involved in litigation or claims brought against our customers or partners if our products or technology are the subject of such allegations. Any of these claims or resulting events could have a material and adverse impact on our business, operating results, and financial condition.

Risks Related to Our Liquidity and Financial Condition

Any current or future indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to any indebtedness could adversely affect our liquidity and financial condition.

We are party to a Third Amended and Restated Credit Agreement, which provides for a five-year $600 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75 million. We may elect to use the credit facility for working capital or for other capital allocation purposes. The commitments under the Third Amended and Restated Credit Agreement will expire on October 4, 2029, and any outstanding loans will be due on that date. As of the date of this report, we did not have any amounts outstanding under the Third Amended and Restated Credit Agreement.

The revolving credit facility also imposes certain restrictions on us; for a more detailed description please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon an event of default, for example, the administrative agent, with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans outstanding and enforce certain other remedies under the Third Amended and Restated Credit Agreement and other loan documents, which would adversely affect our liquidity and financial condition. If we take on additional indebtedness, the risks described above could increase.

Moreover, our debt level can have negative consequences, including exposing us to future interest rate risk. We may incur additional debt in the future, and there can be no assurance that our cost of funding will not substantially increase at that time.

Any failure to meet our debt obligations could damage our business.

Our ability to meet our obligations, if any, under the Third Amended and Restated Credit Agreement will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to remain profitable, or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by limiting or prohibiting our ability to obtain financing for additional capital expenditures, acquisitions and general corporate purposes. In addition, if we are unable to make payments as may be required under the Third Amended and Restated Credit Agreement, we would be in default under the terms of the loans, which could result in the acceleration of our indebtedness, restrictions on our operations, or the exercise of remedies by the lenders, and seriously harm our business. If we incur significantly more debt, this could intensify the risks described above.

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

Loss of key personnel or a failure of our succession plan could adversely impact our business. Our future success depends to a significant degree on the skills, experience and efforts of Anil Singhal, our President, Chief Executive Officer, and co-founder, and our other key executive officers and senior managers to work effectively as a team. Effective succession planning is also important for our long-term success, and any future failure to ensure effective transfers of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. The loss of one or more of our key personnel could have a material and adverse impact on our business, operating results, and financial condition. We must, therefore, continuously plan for and manage the succession of key executives due to retirement, illness, or competitive offers.

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
•
the potential litigation or other liabilities or claims or regulatory actions in connection with an acquisition;
•
the incurrence of significant costs and expenses to complete the acquisition and integrate the acquired business; and
•
the potentially negative impact of poor performance of an acquisition on our earnings per share.
•
Acquisition transactions also involve numerous business risks. These risks from acquisitions include:
•
difficulties in assimilating the acquired operations, technologies, personnel, and products;
•
difficulties in assimilating diverse financial reporting and management information systems as well as differing ordering processes and customer relationship management systems;
•
use of cash to pay for acquisitions that may limit other potential uses of our cash, including stock repurchases and repayment of outstanding indebtedness;
•
substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization or impairment of intangible assets and share-based compensation expense;
•
the potential loss of key employees, customers, distributors, or suppliers; and
•
the inability to generate sufficient revenue to offset acquisition or investment costs.

If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the acquisitions may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.

We face significant competition from other technology companies.

The enterprise network observability, carrier service assurance, cybersecurity, and DDoS protection solutions markets are highly competitive, rapidly evolving, and fragmented markets that have overlapping technologies and competitors, both large and small, and we expect increasing competition on solutions offerings and pricing. We believe customers make purchasing decisions based primarily upon the following factors:

•
product and service performance, functionality, and price;
•
timeliness of new product and service introductions;
•
network capacity;
•
ease of installation, integration, and use;
•
customer service and technical support;
•
name and reputation of vendor;
•
quality and value of the product and services; and
•
alliances with industry partners.

We compete with a large and growing number of providers of enterprise network observability, carrier service assurance, cybersecurity, and DDoS protection solutions. In addition, leading network equipment, network security and service assurance and application technology vendors offer their own management solutions, including products which they license from other competitors. Some of our current and potential competitors have greater name recognition and substantially greater financial, management, marketing, service, support, technical, distribution and other resources than we do. Other competitors may take greater advantage of emerging new technologies and applications to compete with us. In addition, some of our customers develop their own in-house solutions to meet their technological needs. Further, in recent years some of our competitors have been acquired by larger companies that are seeking to enter or expand in the markets in which we operate. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Therefore, given their larger size and greater resources, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards and customer requirements, including by lowering prices to attract our customers, and may be less dependent on key industry events to generate sales for their products.

As a result of the competitive factors highlighted in this section and in other risk factors, including the introduction of disruptive technologies, we may not be able to compete effectively with our current or future competitors. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken, and we could experience a decline in our sales that could adversely affect our business and operating results. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of market share, any of which would likely have a material and adverse impact on our business, operating results and financial condition.

Uncertainties in the regulation of the Internet could have a material and adverse impact on our financial condition and results of operations.

We could be materially adversely affected by increased regulation of the Internet in any country where we operate, as well as access to or commerce conducted on the Internet. Governments may change or increase regulations or impose restrictions on sales, licensing, distribution, and the exporting or importing of certain technologies to or from certain countries.

The adoption of additional regulations of the Internet could decrease demand for our products, and, at the same time, increase the cost of selling our products, which could have a material and adverse effect on our financial condition and results of operations. Our business is subject to regulation by various federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations may also impact our innovation and business drivers in developing or using new and emerging technologies, including those related to AI and machine learning.

Failure to comply with applicable laws and regulations governing Internet access could subject us to investigations, sanctions, enforcement actions, lost profits, fines, damages, civil and criminal penalties, injunctions or other consequences, and could materially adversely affect our business, reputation, results of operations and financial condition. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources.

We are subject to stringent and evolving U.S. state, local, and federal, and foreign laws, regulations, and rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations (or such failure by third parties with whom we work) could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business, results of operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

Outside the United States, a number of laws, regulations, and industry standards also govern data privacy and security. These and other obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. For example, the EU GDPR, the United Kingdom's GDPR and similar laws in other countries impose strict requirements for processing personal information. Complying with these obligations requires us to devote resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf.

In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data transfers. The various legal mechanisms available to transfer personal information from Europe to the United States and other countries such as the European Economic Area’s standard contractual clauses, the UK's International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework, are subject to legal challenges, and there is no assurance that in the future we will be able to rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from Europe or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, fines and penalties, the inability to transfer data and work with resellers, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business.

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

Our business is subject to laws, regulations and expectations relating to sustainability, human capital, governance and other corporate responsibility matters, which could increase costs and expose us to additional risks.

We and our suppliers are subject to evolving laws and regulations pertaining to identifying, measuring, and reporting sustainability, human capital, governance, and other corporate responsibility matters. In addition, regulators, customers, investors, employees, and other stakeholders remain focused on these matters and related disclosures. These changing rules, regulations, and requirements have resulted in, and are likely to continue to result in, expense, time, and attention spent complying with or meeting such regulations. We also communicate certain corporate responsibility initiatives and goals in our public disclosures. Statements about our initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our corporate responsibility-related data, processes and reporting are incomplete or inaccurate, or if we fail or are perceived to have failed to achieve progress with respect to our corporate responsibility goals on a timely basis, or at all, may expose us to government investigations, enforcement actions or private litigation, and our reputation, business, financial performance and growth could be adversely affected. The lack of harmonization in the legal and regulatory landscape across the jurisdictions in which we operate may also subject us to enhanced compliance risks and costs.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance, and the variations may be material. In light of the foregoing, investors are urged not to rely solely upon our guidance in making an investment decision regarding our common stock.

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
•
changes in the research and development tax credit laws;
•
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

We are subject to income taxes in the United States and in numerous foreign jurisdictions. From time to time, we may receive notices that a tax authority in a particular jurisdiction believes that we owe a greater amount of tax than we have reported to such authority. There can be no assurance that our provision for income taxes is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations. An adverse change in our effective tax rate could have a material and adverse effect on our financial condition and results of operations and the price of our common stock could decline if our financial results are materially affected by an adverse change in our effective tax rate.

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

A material portion of our revenue is derived from international operations. Our consolidated financial results are reported in U.S. dollars. Most of the expenses of our foreign subsidiaries are denominated in local currencies. Given that cash is typically received over an extended period of time for many of our license and support agreements and given that a material portion of our revenue is generated outside of the United States, fluctuations in foreign exchange rates (including the Euro, British Pound, Indian Rupee, and Canadian Dollar) against the U.S. dollar could result in substantial changes in reported revenues and operating results due to the foreign exchange impact upon translation of these transactions into U.S. dollars.

In the normal course of business, we employ various hedging strategies to partially mitigate these risks, including the use of derivative instruments. These strategies may not be effective in fully protecting us against the effects of fluctuations from movements in foreign exchange rates, including the increased volatility in foreign exchange rates relating to armed conflicts or wars, related geopolitical tensions, as well as public health crises. Fluctuations of the foreign exchange rates could materially adversely affect our business, financial condition, operating results, and cash flow.

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

If we fail to maintain effective disclosure controls and procedures and internal control over financial reporting, investor confidence in our financial statements could decline, which could negatively impact the market price of our stock or our ability to raise capital.

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with applicable accounting standards. Like all control systems, they are subject to inherent limitations and may not prevent or detect all errors, misstatements or intentional misconduct. These limitations may arise from, among other things, management judgments, human errors, misinterpretation of information or circumvention of controls.

Under Section 404 of the Sarbanes-Oxley Act, management is required to evaluate and determine the effectiveness of our internal control over financial reporting, which requires significant management attention and resources. As our business, operations, systems and regulatory requirements evolve, we may be required to modify or enhance our disclosure controls and procedures and internal control over financial reporting to address new or increased complexity. If we are unable to adapt our controls to such changes in the future, or if control deficiencies arise that are not adequately remediated, investor confidence in our reported financial information could decline, which could negatively impact the market price of our stock or our ability to access capital.

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
•
sales of shares of our common stock by us, our officers, directors, or other stockholders; and
•
other events or factors, including those resulting from global and macroeconomic conditions, including heightened inflation, rising interest rates, bank failures, and a potential recession, and speculation regarding the same, as well as public health crises, armed conflicts or wars, related geopolitical tensions, incidents of terrorism, or responses to these events.

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

Our Cybersecurity Executive Council ("Council"), which is led by the Chief Information Security Officer ("CISO") and includes our Chief Information Officer ("CIO"), Chief Operating Officer ("COO"), General Counsel ("GC"), Chief Compliance Officer ("CCO"), SVP of Research & Development, and SVP of Global Services Operations, oversees NetScout's cybersecurity program, including strategy, threats, risks, and mitigations. The CISO, who reports to the CIO, with oversight by the Council, works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and NetScout's risk profile using various methods such as implementing manual and automated tools, subscribing to services that identify cybersecurity threats, analyzing reports of certain threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, conducting audits and threat assessments, conducting vulnerability assessments to identify vulnerabilities, and engaging in tabletop incident response exercises.

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

Our risk-based assessment and management of material risks from cybersecurity threats are integrated into NetScout’s overall risk management processes. Cybersecurity risks are addressed as a component of NetScout’s enterprise risk management program and our enterprise risk management processes include an Enterprise Risk Management Steering Committee ("Steering Committee"), led by the CCO and includes all members of the Council as well as other members of management, that meets quarterly and considers ways to mitigate cybersecurity threats that are more likely to lead to a material impact to our business. The Steering Committee evaluates material risks from cybersecurity threats against our overall business objectives and provides a risk register report to the Audit Committee of the Board of Directors (“Audit Committee”), which evaluates our overall enterprise risk.

Governance

Our Board of Directors addresses NetScout's cybersecurity risk management as part of its oversight function. The Audit Committee is responsible for overseeing NetScout's cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. Our Council, in turn, oversees management's cybersecurity efforts.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of NetScout's management, including our CISO, who reports to the CIO and has over 25 years of experience in cybersecurity and information technology management, the CCO, who reports to the General Counsel, and the Senior Director of Engineering, who reports to the SVP of Research and Development.

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

Our cybersecurity incident response policy and plan are designed to escalate certain cybersecurity incidents to a Security Incident Response Team ("SIRT"), comprised of the CIO, CISO, GC, CCO and Senior Director of Engineering. The SIRT works with NetScout’s incident response team to help NetScout mitigate and remediate cybersecurity incidents of which they are notified. In addition, NetScout's incident response plan includes reporting to the CEO and Chair of the Audit Committee for certain cybersecurity incidents. NetScout's Cybersecurity Disclosure Committee, which includes the SIRT and the Chief Financial Officer, assesses the materiality of cybersecurity incidents for potential disclosure requirements according to an escalation process defined in NetScout's Cybersecurity Protocol for Disclosure Controls and Procedures.

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

Item 2. Properties

Our headquarters and our U.S. manufacturing are located in Westford, MA, in approximately 175,000 square feet of space under a lease expiring in September 2030. As of March 31, 2026, we leased 18 facilities in 10 countries of approximately 600,000 square feet of office and warehousing space and other related facilities, primarily in the United States, Europe and India. Additional information regarding our leases is provided in Note 18 to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Stockholders

At May 7, 2026, we had 70 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 24,000.

Stock Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of NetScout under the Exchange Act or the Securities Act of 1933, as amended.

The Stock Performance Graph set forth below compares the yearly change in the cumulative total stockholder return on our common stock during the five-year period from March 31, 2021 through March 31, 2026 with the cumulative total return of the Nasdaq Composite Index and the Nasdaq U.S. Benchmark Computer Services TR Index. The comparison assumes $100 was invested on March 31, 2021 in our common stock or in the Nasdaq Composite Index, or the Nasdaq U.S. Benchmark Computer Services TR Index, as applicable, and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph below is not necessarily indicative of future price performance. Information used in the graph was obtained from Zacks Investment Research, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Assumes Initial Investment of $100

	3/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025	3/31/2026
NetScout Systems, Inc.	$100.00	$113.91	$101.72	$77.53	$74.57	$112.82
Nasdaq Composite – Total Returns	$100.00	$108.06	$93.71	$126.58	$134.65	$169.11
Nasdaq US Benchmark Computer Services TR Index	$100.00	$103.01	$86.59	$109.50	$119.88	$122.25

Dividend Policy

In fiscal years 2026 and 2025, we did not declare any cash dividends and do not anticipate declaring cash dividends in the foreseeable future. In addition, the terms of our credit facility limit our ability to pay cash dividends on our capital stock. It is our intention to retain all future earnings for reinvestment to fund our expansion and growth, and to fund our stock buyback program further described under "Liquidity and Capital Resources" in Item 7. Any future cash dividend declaration will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, general financial conditions, capital requirements, existing bank covenants and general business conditions.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases we made during the quarter ended March 31, 2026 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
1/1/2026 - 1/31/2026	—	$—	—	21,521,049
2/1/2026 - 2/28/2026	589,000	29.03	589,000	20,932,049
3/1/2026 - 3/31/2026	411,000	29.53	411,000	20,521,049
Total	1,000,000	$29.23	1,000,000	20,521,049

(1) On May 3, 2022, the Company's board of directors approved a share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective in the third quarter of fiscal year 2024. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. During the quarter ended March 31, 2026, the Company repurchased 1,000,000 shares of its common stock.

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

Overview

We are an industry leader with over four decades of experience in providing enterprise network observability, carrier service assurance, cybersecurity, and DDoS, protection solutions. Our unique visibility platform and solutions are powered by our pioneering DPI, technology at scale, which is used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end-user experience, and protect their networks from attack. The majority of our solutions are designed to provide Smart Data, a high-fidelity, decision-grade data foundation derived from real-time network activity across legacy, hybrid, and cloud-native environments. This data enables a unified view of performance, availability, and security, supports faster root-cause analysis and operational decision-making, and is increasingly used to inform broader observability platforms and automated and AI-driven workflows. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, service interruptions, poor service quality, or compromised data, thereby reducing mean time to resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives, such as migration to cloud environments and to the edges of their networks; the rapidly evolving cybersecurity threat landscape; advancements in artificial intelligence and business analytics that can enhance observability and are increasing the need for high-quality, real-time data to support automated and AI-driven operations; and the continued evolution and potential opportunities related to 5G technology across both the service provider and enterprise customer verticals.

Our operating results are influenced by a number of factors, including, but not limited to the volume, mix, and quantity of products and services sold; pricing, costs and availability of materials used in our products; growth in employee-related costs, including commissions; and the expansion of our operations. Factors that affect our ability to maximize our operating results include, but are not limited to: our ability to introduce and enhance existing products; the marketplace acceptance of those new or enhanced products; continued expansion into international markets; expansion into new or adjacent markets; development of strategic partnerships; competition; successful acquisition and integration efforts; and our ability to control costs and make improvements in a highly competitive industry.

Global and Macroeconomic Conditions

We continue to closely monitor current global and macroeconomic conditions, including the impacts of armed conflicts or warfare, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, international trade relations (including trade protection measures, such as tariffs and other trade barriers), and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our business, customers, employees, supply chain, and distribution network. In addition, our industry is experiencing AI-related supply-chain dynamics which could influence the timing and size of certain customer orders. The full extent of the impacts of these global and macroeconomic conditions remain dynamic. We remain optimistic but cognizant of ongoing macroeconomic dynamics and constrained customer spending in the service provider market and firmly focused on driving product innovation, sustaining annual revenue growth, and enhancing margins through continued disciplined cost management as we navigate the current macroeconomic landscape. As a result, we have continued our efforts to manage discretionary costs and align spending with the current environment while we continue to execute on our long-term strategic plans.

Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, based on covenant levels at March 31, 2026, we had an incremental $600 million available to us under our revolving credit facility.

Results Overview

Total revenue increased $36.8 million, or 4% for the fiscal year ended March 31, 2026, compared to the fiscal year ended March 31, 2025, driven by increases in both product and service revenue. Growth was supported by higher demand for service assurance and cybersecurity offerings across enterprise and service provider customer verticals. International revenue increased 8% and U.S. revenue increased 2%.

Our gross profit percentage increased by one percentage point to 79% during the fiscal year ended March 31, 2026 as compared with the fiscal year ended March 31, 2025 primarily driven by a two percentage point increase to 86% in product gross profit percentage due to a more favorable product mix associated with increased licensing of our software products.

Net income for the fiscal year ended March 31, 2026 was $95.5 million as compared with net loss for the fiscal year ended March 31, 2025 of $366.9 million. The increase of $462.5 million in net income was primarily due to the absence of goodwill impairment charges in 2026, compared to $427.0 million in goodwill impairment charges in fiscal year 2025, as well as a $36.8 million increase in revenue, a $19.6 million decrease in restructuring charges, a $5.5 million decrease in interest expense, and a $3.1 million increase in interest income. The increases to net income were partially offset by a $21.8 million increase in income tax expense, and a $17.9 million increase in employee-related expenses primarily due to an increase in variable incentive compensation.

At March 31, 2026, we had cash, cash equivalents, and marketable securities and investments (current and non-current) of $705.1 million . This represents an increase of $212.7 million compared to the fiscal year ended March 31, 2025. This increase was primarily due to $294.5 million of net cash provided by operations, $67.9 million proceeds from maturity of marketable securities, $11.8 million proceeds from sale of an equity investment, partially offset by $163.4 million used to purchase of marketable securities, $60.8 million used to repurchase shares of our common stock, $15.9 million used for tax withholdings on restricted stock units, and $9.1 million used for capital expenditures, during the fiscal year ended March 31, 2026.

Use of Non-GAAP Financial Measures

We supplement the United States GAAP financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP diluted net income per share, and adjusted EBITDA. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation expense, and acquisition-related depreciation expense from gross profit (GAAP). Non-GAAP income from operations includes the aforementioned adjustments related to non-GAAP gross profit and also removes goodwill impairment charges, executive transition costs, and restructuring charges from income (loss) from operations (GAAP). Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, and also removes the income tax effects of such adjustments as well as any loss on extinguishment of debt from net income (loss) (GAAP). Non-GAAP diluted net income per share is non-GAAP net income divided by total outstanding shares on a diluted basis. Adjusted EBITDA includes the aforementioned adjustments related to non-GAAP net income and also removes interest and other expense, income taxes, and non-acquisition related depreciation from net income (GAAP). Beginning in the third quarter of fiscal year 2026, we have renamed non-GAAP EBITDA from operations to adjusted EBITDA. We now reconcile this metric to GAAP net income, however, the adjustments included, and the resulting amounts are unchanged from prior periods. This change is intended to align terminology with common market practice.

These non-GAAP measures are not prepared in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP (gross profit, income (loss) from operations, net income, and diluted net income per share), and may have limitations because they do not reflect all our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should not be used to evaluate our results of operations against those of our peers or other companies, as the definitions and calculations of our non-GAAP measures may not be the same as those used by other companies, even if the measures share the same name.

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

The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the fiscal years ended March 31, 2026, 2025, and 2024, respectively (dollars in thousands, except for per share data):

	Fiscal Years Ended March 31,
	2026	2025	2024
Revenue	$859,482	$822,679	$829,455

GAAP gross profit	$682,494	$643,944	$642,043
Share-based compensation expense	9,830	9,806	10,229
Amortization of acquired intangible assets	2,202	3,978	6,549
Acquisition related depreciation expense	7	6	12
Non-GAAP gross profit	$694,533	$657,734	$658,833

GAAP income (loss) from operations	$109,825	$(367,602)	$(149,826)
Share-based compensation expense	59,948	64,785	70,799
Amortization of acquired intangible assets	46,804	50,418	56,886
Restructuring charges	883	20,500	—
Goodwill impairment	—	426,967	217,260
Acquisition related depreciation expense	48	47	119
Executive transition costs	959	—	—
Gain on divestiture of a business	—	—	(3,806)
Legal benefit related to civil judgments	—	—	(4,380)
Non-GAAP income from operations	$218,467	$195,115	$187,052

GAAP net income (loss)	$95,531	$(366,922)	$(147,734)
Share-based compensation expense	59,948	64,785	70,799
Amortization of acquired intangible assets	46,804	50,418	56,886
Restructuring charges	883	20,500	—
Goodwill impairment	—	426,967	217,260
Acquisition-related depreciation expense	48	47	119
Executive transition costs	959	—	—
Gain on divestiture of a business	—	—	(3,806)
Loss on extinguishment of debt	—	1,134	—
Legal benefit related to civil judgments	—	—	(4,380)
Change in fair value of derivative instrument	—	—	(206)
Income tax adjustments	(22,135)	(36,503)	(29,828)
Non-GAAP net income	$182,038	$160,426	$159,110
GAAP diluted net income (loss) per share	$1.30	$(5.12)	$(2.07)
Per share impact of non-GAAP adjustments identified above	1.18	7.34	4.27
Non-GAAP diluted net income per share	$2.48	$2.22	$2.20

GAAP net income (loss)	$95,531	$(366,922)	$(147,734)
Previous adjustments to determine non-GAAP net income	86,507	527,348	306,844
Non-GAAP net income	182,038	160,426	159,110

Interest and other income, net non-GAAP	(8,683)	(2,942)	(5,110)
Depreciation excluding acquisition related depreciation expense	9,681	13,321	17,981
Income tax expense non-GAAP	45,112	37,631	33,052
Adjusted EBITDA	$228,148	$208,436	$205,033

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

We derive revenues primarily from the sale of network management tools and cybersecurity solutions for service provider and enterprise customers, which include hardware, software, and service offerings. Our product sales consist of offerings which include hardware appliances with embedded software that are essential to providing customers the intended functionality of the solutions, and software only offerings.

We account for revenue once a legally enforceable contract with a customer has been approved by the parties and the related promises to transfer products or services have been identified. A contract is defined by us as an arrangement with commercial substance identifying payment terms, each party's rights and obligations regarding the products or services to be transferred and the amount we deem probable of collection. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Revenue is recognized when control of the products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.

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

Valuation of Goodwill

Goodwill is not amortized but is subject to annual impairment tests; or more frequently if events or circumstances occur (a "Triggering Event") that would indicate the fair value of our reporting unit is below its carrying value. We perform the assessment annually during the fourth quarter and on an interim basis if potential impairment indicators arise.

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

Comparison of Years Ended March 31, 2026 and 2025

The sections that follow discuss our consolidated statement of operations data for the fiscal years ended March 31, 2026 and March 31, 2025 including results as a percentage of revenue for those periods. For a discussion of (i) our consolidated statement of operations data for the fiscal year ended March 31, 2024 including results as a percentage of revenue for that period, as well as (ii) our liquidity and capital resources for the fiscal year ended March 31, 2024, see "Comparison of Years Ended March 31, 2025 and 2024" and "Liquidity and Capital Resources" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 15, 2025.

Results of Operations

Revenue

Total revenue increased $36.8 million, or 4% for the fiscal year ended March 31, 2026, compared to the fiscal year ended March 31, 2025, driven by increases in both product and service revenue. Service revenue increased 6%, primarily due to the timing and composition of maintenance and contract renewals and continued expansion of cloud and subscription services. Product revenue increased 3%, driven by increased service provider demand for cybersecurity offerings, as well as increased U.S. Government agency orders across both service assurance and cybersecurity offerings. International revenue increased 8%, benefiting from increased enterprise and service provider demand, and U.S. revenue increased 2%, benefiting from increased enterprise demand. By product line, cybersecurity revenue increased 8% and service assurance revenue increased 3%, both supported by the timing of maintenance renewals. The increase in revenue from the cybersecurity product line compared to the same period last year was due to an increase in revenue from service provider and enterprise customers. The increase in revenue from the service assurance product line compared to the same period last year was due to an increase in revenue from enterprise customers, partially offset by a decrease in service provider product revenue. From a customer-vertical perspective, service provider revenue increased 3%, driven by an increase in service revenue. Enterprise revenue increased 5%, driven by an increase in both product and service revenue.

	Fiscal Years Ended March 31, (Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$370,145	43%	$359,894	44%	$10,251	3%
Service	489,337	57	462,785	56	26,552	6%
	$859,482	100%	$822,679	100%	$36,803	4%

Total revenue by geography was as follows:

	Fiscal Years Ended March 31, (Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
United States	$474,359	55%	$465,470	57%	$8,889	2%
International:
Europe	158,766	19	156,715	19	2,051	1%
Asia	63,075	7	63,624	8	(549)	(1)%
Rest of the world	163,282	19	136,870	16	26,412	19%
Subtotal international	385,123	45	357,209	43	27,914	8%
Total revenue	$859,482	100%	$822,679	100%	$36,803	4%

Total revenue by product line was as follows:

	Fiscal Years Ended March 31, (Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$547,021	64%	$532,884	65%	$14,137	3%
Cybersecurity	312,461	36	289,795	35	22,666	8%
Total revenue	$859,482	100%	$822,679	100%	$36,803	4%

Total revenue by customer vertical was as follows:

	Fiscal Years Ended March 31, (Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$362,510	42%	$350,968	43%	$11,542	3%
Enterprise	496,972	58	471,711	57	25,261	5%
Total revenue	$859,482	100%	$822,679	100%	$36,803	4%

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, packaging materials, overhead and amortization of acquired developed technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Fiscal Years Ended March 31, (Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue:
Product	$50,594	6%	$57,463	7%	$(6,869)	(12)%
Service	126,394	15	121,272	15	5,122	4
Total cost of revenue	$176,988	21%	$178,735	22%	$(1,747)	(1)%
Gross profit:
Product $	$319,551	37%	$302,431	37%	$17,120	6%
Product gross profit %	86%		84%		2%
Service $	362,943	42%	341,513	42%	21,430	6%
Service gross profit %	74%		74%		0%
Total gross profit $	$682,494		$643,944		$38,550	6%
Total gross profit %	79%		78%		1%

Product. The 12%, or $6.9 million, decrease in cost of product revenue for the fiscal year ended March 31, 2026, despite a 3% increase in total product revenue compared to the same period last year, was primarily driven a more favorable product mix associated with increased licensing of our software products. Our product gross profit percentage increased two percentage points during the fiscal year ended March 31, 2026 compared to the same period in the prior year, primarily due to favorable product mix.

Service. The 4%, or $5.1 million, increase in cost of service revenue for the fiscal year ended March 31, 2026 compared to the same period last year was primarily driven by a $26.6 million, or 6% increase, in service revenue, and an increase in employee-related variable incentive compensation. Our service gross profit percentage remained consistent at 74% during the fiscal year ended March 31, 2026 compared to the same period in the prior year.

Operating Expenses

	Fiscal Years Ended March 31, (Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Research and development	$159,461	19%	$152,864	19%	$6,597	4%
Sales and marketing	264,538	31	268,051	32	(3,513)	(1)%
General and administrative	103,185	12	96,724	12	6,461	7%
Amortization of acquired intangible assets	44,602	5	46,440	6	(1,838)	(4)%
Restructuring charges	883	—	20,500	2	(19,617)	(96)%
Goodwill impairment	—	—	426,967	52	(426,967)	(100)%
Total operating expenses	$572,669	67%	$1,011,546	123%	$(438,877)	(43)%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 4%, or $6.6 million, increase in research and development expenses for the fiscal year ended March 31, 2026 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation, partially offset by a $1.4 million decrease in depreciation expense and a $1.2 million increase in software capitalization.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising, and new product launch activities.

The 1%, or $3.5 million, decrease in sales and marketing expenses for the fiscal year ended March 31, 2026 compared to the same period last year was primarily due to a $1.9 million decrease in expenses associated with events and a $1.8 million decrease in employee-related expenses due to a reduction in headcount, partially offset by an increase in employee-related variable incentive compensation.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, financial, legal, and human resource employees, overhead, and other corporate expenditures.

The 7%, or $6.5 million, increase in general and administrative expenses for the fiscal year ended March 31, 2026 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation, a $1.8 million increase in professional services, a $1.0 million increase in software expenses, partially offset by a $2.3 million increase in software capitalization.

Restructuring charges. During the first quarter of fiscal year 2025, we implemented a voluntary separation program for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the fiscal year ended March 31, 2025, we recorded restructuring charges totaling $19.6 million related to one-time termination benefits for one hundred forty-two employees who voluntarily terminated their employment with us during that period. During the third quarter of fiscal year 2025, we also entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of these related workforce changes, during the fiscal year ended March 31, 2026 and 2025, we recorded restructuring charges in each year totaling $0.9 million, respectively.

Goodwill impairment. During the first quarter of fiscal year 2025, due to a decrease in our stock price and overall market capitalization, along with other qualitative considerations including the continued impact from the conditions in the macroeconomic environment, it was determined a Triggering Event occurred, indicating goodwill may be impaired. Accordingly, we conducted an interim quantitative impairment test of our goodwill at June 30, 2024 using the market approach to estimate the fair value of its reporting unit. As a result of that interim impairment test, we recorded a $427.0 million goodwill impairment charge during the fiscal year ended March 31, 2025.

Interest and Other Income, Net

Interest and other income, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Fiscal Years Ended March 31, (Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Interest and other income, net	$8,683	1%	$1,808	—%	$6,875	380%

The 380%, or $6.9 million, increase in interest and other income, net for the fiscal year ended March 31, 2026 compared to the same period last year was primarily due to a $5.5 million decrease in interest expense and a $3.1 million increase in interest income. This increase was partially offset by a $1.6 million increase in foreign exchange expense.

Income Tax Expense

In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued, including the release of a comprehensive Side-by-Side Package announced by the OECD in January 2026. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Considering we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.

The annual effective tax rate for the fiscal year ended March 31, 2026 was 19.4%, compared to an annual effective tax rate of 0.3% for the fiscal year ended March 31, 2025. The effective tax rate for the fiscal year ended March 31, 2026 is different than the effective rate for the fiscal year ended March 31, 2025, primarily due to a significant nondeductible goodwill impairment charge, a discrete benefit related to the finalization of our tax return filings, and a charge related to stock compensation.

	Fiscal Years Ended March 31, (Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Income tax expense	$22,977	3%	$1,128	—%	$21,849	1937	%

Commitment and Contingencies

We account for claims and contingencies in accordance with authoritative guidance that requires us to record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements, and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible, but not probable, that an asset has been impaired or a liability has been incurred, or if the amount of a probable loss cannot be reasonably estimated, then, in accordance with the authoritative guidance, we disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.

Legal -From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, none of our current legal proceedings and claims, if determined adversely and based on the information known to the management as of the date of this Annual Report, is expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Warranty and Indemnification- We warrant that our software and hardware products will substantially conform to the documentation accompanying such products on their original date of shipment. For software, which also includes firmware, the standard warranty commences upon shipment and generally expires 60 to 90 days thereafter. With regard to hardware, the standard warranty commences upon shipment and generally expires 60 days to 12 months thereafter. Additionally, this warranty is subject to various exclusions which include, but are not limited to, non-conformance resulting from modifications made to the software or hardware by a party other than NetScout; customers' failure to follow our installation, operation or maintenance instructions; and events outside of our reasonable control. We also warrant that all support services will be performed in a good and workmanlike manner. We believe that our product and support service warranties are consistent with commonly accepted industry standards. Warranty cost information is presented, and no material warranty costs are accrued since service revenue associated with warranty is deferred at the time of sale and recognized ratably over the warranty period.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities and investments consisted of the following (in thousands):

	As of March 31,
	(Dollars in Thousands)
	2026	2025
Cash and cash equivalents	$586,499	$457,415
Short-term marketable securities and investments	81,458	34,058
Long-term marketable securities	37,188	1,004
Cash, cash equivalents, marketable securities and investments	$705,145	$492,477

Cash, cash equivalents, marketable securities and investments

At March 31, 2026, cash, cash equivalents, marketable securities and investments (current and non-current) totaled $705.1 million. This represents an increase of $212.7 million from $492.5 million at March 31, 2025. This increase was primarily due to $294.5 million of net cash provided by operations, $67.9 million proceeds from maturity of marketable securities, $11.8 million proceeds from sale of equity investment, partially offset by $163.4 million used to purchase marketable securities, $60.8 million used to repurchase shares of our common stock, $15.9 million used for tax withholdings on restricted stock units, and $9.1 million used for capital expenditures during the fiscal year ended March 31, 2026.

At March 31, 2026, cash, short-term and long-term marketable securities in the United States was approximately $488.4 million, while cash and short-term investments held outside of the United States was approximately $216.7 million.

Cash and cash equivalents were impacted by the following:

	Fiscal Years Ended March 31, (Dollars in Thousands)
	2026	2025
Net cash provided by operating activities	$294,538	$217,670
Net cash used in investing activities	$(92,830)	$(6,996)
Net cash used in financing activities	$(76,691)	$(142,011)

Net cash from operating activities

Fiscal year 2026 compared to fiscal year 2025

Net cash provided by operating activities of $294.5 million for year ended March 31, 2026, was primarily attributable to net income, as adjusted for share-based compensation expense, depreciation and amortization, deferred income taxes, operating lease right-of-use assets, and a $99.8 million working capital inflow. The working capital inflow was primarily driven by a $49.2 million increase in deferred revenue, a $35.1 million increase in accrued compensation, a $12.4 million decrease in accounts receivable, a $10.9 million decrease in prepaid expenses, a $4.7 million increase in accounts payable, partially offset by a $11.6 million decrease in operating lease liabilities.

Net cash from investing activities

	Fiscal Years Ended March 31, (Dollars in Thousands)
	2026	2025
Net cash used in investing activities included the following:
Purchase of marketable securities and investments	$(163,365)	$(45,061)
Proceeds from sales and maturity of marketable securities	67,875	44,762
Purchase of fixed assets	(9,112)	(5,407)
Purchase of intangible assets	—	(1,290)
Proceeds from sale of equity investment	11,772	—
	$(92,830)	$(6,996)

Net cash used in investing activities increased by $85.8 million to $92.8 million of net cash used in investing activities during the fiscal year ended March 31, 2026, compared to $7.0 million of net cash used in investing activities during the fiscal year ended March 31, 2025. The $85.8 million increase in net cash used in investing activities was partially due to an additional $118.3 million in purchase of marketable securities, and an additional $3.7 million used to purchase of fixed assets during the fiscal year ended March 31, 2026, compared with the fiscal year ended March 31, 2025. These increases in cash were partially offset by an additional $23.1 million in proceeds from maturity of marketable securities, and an $11.8 million in proceeds from the sale of our entire Napatech equity investment during the fiscal year ended March 31, 2026, compared with the fiscal year ended March 31, 2025.

Our investments in property and equipment consist primarily of computer equipment and internal use software, demonstration units, office equipment and facility improvements. We plan to continue to invest in capital expenditures to support our infrastructure in our fiscal year 2027.

Net cash from financing activities

	Fiscal Years Ended March 31, (Dollars in Thousands)
	2026	2025
Net cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$3
Treasury stock repurchases	(60,799)	(25,257)
Tax withholding on restricted stock units	(15,894)	(13,962)
Payment of debt issuance costs	—	(2,795)
Repayment of long-term debt	—	(175,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	75,000
	$(76,691)	$(142,011)

Net cash used in financing activities decreased $65.3 million to $76.7 million during the fiscal year ended March 31, 2026, compared to $142.0 million of net cash used in financing activities during the fiscal year ended March 31, 2025.

During the fiscal year ended March 31, 2026, we repurchased approximately 2.5 million shares of our common stock for $60.8 million in the open market under our 2022 Share Repurchase Program. During the fiscal year ended March 31, 2025, we repurchased a total of approximately 1.4 million shares of our common stock for $25.3 million in the open market under our 2022 Share Repurchase Program.

There was no debt outstanding during the fiscal year ended March 31, 2026. During the fiscal year ended March 31, 2025, we repaid a net $100.0 million of borrowings under the Third Amended and Restated Credit Agreement, and we paid $2.8 million in debt issuance costs related to the execution of our Third Amended and Restated Credit Agreement.

Sources of Cash and Cash Requirements

Credit Facility

We have a five-year, $600 million senior secured revolving credit facility under our Third Amended and Restated Credit Agreement, which matures on October 4, 2029. The facility includes a $75 million letter-of-credit sub-facility and may be used for working capital and other general corporate purposes.

We had no outstanding borrowings under the facility at March 31, 2026 or March 31, 2025, and the full commitment was available. Borrowings under the facility bear interest at variable rates based on term SOFR or an alternate base rate, plus an applicable margin. We also pay commitment fees on the unused portion of the facility.

The credit agreement contains customary covenants, including a consolidated net leverage ratio requirement and certain limitations on additional indebtedness, liens, investments, dividends, and other matters. We were in compliance with all covenants as of March 31, 2026.

Contractual Obligations

Our contractual obligations at March 31, 2026 consisted mainly of (i) unconditional purchase obligations, primarily under purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business (see Commitments and Contingencies, Note 19 to the Consolidated Financial Statements), (ii) operating lease obligations (see Leases, Note 18 to the Consolidated Financial Statements), and (iii) pension benefit plan (see Pension Benefit Plans, Note 16 to the Consolidated Financial Statements).

At March 31, 2026, the total accrual of our retirement obligation for our chairman and CEO was $1.2 million. The payment stream for this retirement obligation is based upon the retirement date which is currently not determinable.

At March 31, 2026, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $0.9 million. We are unable to make a reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

Cash Requirements

We are actively managing the business to generate cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements for at least the next twelve months and the foreseeable future.

We have contractual obligations for operating leases, unconditional purchase obligations, pension benefits plans and certain other long-term liabilities. We expect net cash provided by operating activities combined with cash, cash equivalents, marketable securities and investments and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund current obligations, capital spending, and working capital requirements over at least the next twelve months and the foreseeable future. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and our revolving credit facility. However, macroeconomic conditions, including high inflation and interest rates, and international trade relations (including trade protections measures, such as tariffs and other trade barriers), could increase our anticipated funding requirements or make it more difficult for us to access capital.

A portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, or to repurchase shares of our common stock through our stock repurchase programs. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. Macroeconomic conditions, including high interest rates and volatility in the capital markets, may make it difficult for us to secure additional financing on favorable terms or at all. Any sale of additional equity or debt securities could result in additional dilution to our stockholders

Recent Accounting Standards

For information with respect to recent accounting pronouncements on our consolidated financial statements, See Note 2 contained in the "Notes to Consolidated Financial Statements" included in Part IV of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We hold our cash, cash equivalents and investments for working capital purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, including money market funds and corporate and government debt securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of the portfolio.

Credit Risk. Our cash equivalents and marketable securities consist primarily of U.S government and municipal obligations, agency bonds, corporate bonds, commercial paper, certificates of deposit, and money market instruments.

At March 31, 2026 and periodically throughout the year, we have maintained cash balances in various operating accounts in excess of federally insured limits. We limit the amount of credit exposure with any one financial institution by evaluating the creditworthiness of the financial institutions with which we invest.

Foreign Currency Exchange Risk. As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Indian Rupee, and Canadian Dollar. The current exposures arise primarily from expenses denominated in foreign currencies. We currently engage in foreign currency hedging activities in order to limit these exposures. We do not use derivative financial instruments for speculative trading purposes.

At March 31, 2026, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $11.0 million. The valuation of outstanding foreign currency forward contracts at March 31, 2026 resulted in a liability balance of $0.3 million, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of less than $0.1 million, reflecting favorable rates in comparison to current market rates. At March 31, 2025, we had foreign currency forward contracts designated as hedging instruments with notional amounts totaling $10.6 million. The valuation of outstanding foreign currency forward contracts at March 31, 2025 resulted in a liability balance of $0.1 million, reflecting unfavorable contract rates in comparison to current market rates at this date and an asset balance of $0.2 million, reflecting favorable rates in comparison to current market rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026 our disclosure controls and procedures were effective in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of March 31, 2026.

The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 herein.

Item 9B. Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 relating to our nominees and directors will be included under the heading “Proposal 1 – Election of Directors” in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report (our “Proxy Statement”) and is incorporated herein by reference.

The information required by this Item 10 relating to our executive officers will be included under the heading “Executive Officers” in our Proxy Statement and is incorporated herein by reference.

The information required by this Item 10 regarding our Audit Committee will be included under the headings “Audit Committee Matters” and “Corporate Governance” in our Proxy Statement and is incorporated herein by reference. We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.

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

The information required by this Item 10 relating to our insider trading policies and procedures will be included under the sub-heading “Compensation Discussion and Analysis – Policies for Compensation Risk Mitigation” in our Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 relating to director and executive compensation will be included under the headings “Compensation Discussion and Analysis,” “Report of Compensation Committee of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation and Other Information Concerning Executive Officers” in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 relating to security ownership of certain beneficial owners and management will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and the information required by this Item 12 relating to securities authorized for issuance under equity compensation plans is included under the heading “Equity Compensation Plan Information” in our Proxy Statement, and in each case is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 relating to the review, approval or ratification of transactions with related persons will be included under the heading “Transactions with Related Persons” in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included under the heading “Audit Committee Matters” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

		Consolidated Balance Sheets at March 31, 2026 and 2025	F-4

		Consolidated Statements of Operations for the Years Ended March 31, 2026, 2025 and 2024	F-5

		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2026, 2025 and 2024	F-6

		Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2026, 2025 and 2024	F-7

		Consolidated Statements of Cash Flows for the Years Ended March 31, 2026, 2025 and 2024	F-8

		Notes to Consolidated Financial Statements	F-9

	2.	Financial Statement Schedule.

		Valuation and Qualifying Accounts for the Years Ended March 31, 2026, 2025 and 2024	S-1

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

3.2	Amended and Restated By-laws of NetScout (filed as Exhibit 3.1 to NetScout’s current Report on Form 8-K, SEC File No. 000-26251, filed on May 11, 2020 and incorporated herein by reference).

4.1

Description of Common Stock (filed as Exhibit 4.4 to NetScout's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, SEC File No. 000-26251, filed on May 20, 2020 and incorporated herein by reference).

10.1*

Form of Amended and Restated Indemnification Agreement between NetScout and each director and executive officer (filed as Exhibit 10.1 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, SEC File No. 000-26251, filed January 28, 2014, and incorporated herein by reference).

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

10.3

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

10.4

Third Amendment and Restatement Agreement, dated as of October 4, 2024, to the Second Amended and Restated Credit Agreement, dated as of July 27, 2021, by and among NetScout Systems, Inc., as borrower; certain subsidiaries of NetScout Systems, Inc., as loan parties; the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent attaching the Third Amended and Restated Credit Agreement, dated as of October 4, 2024, by and among NetScout Systems, Inc., as borrower; JPMorgan Chase Bank, N.A., as administrative agent and collateral agent; JPMorgan Chase Bank, N.A., Bank of America, N.A., RBC Capital Markets, PNC Capital Markets LLC and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners; TD Bank, N.A. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as co-documentation agents; and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to NetScout's current report on Form 8-K, SEC File No. 000-26251, filed on October 4, 2024 and incorporated herein by reference).

10.5*

Agreement Relating to Employment, dated January 3, 2007, by and between NetScout and Anil K. Singhal (filed as Exhibit 10.2 to NetScout’s Current Report on Form 8-K, SEC File No. 000-26251, filed on January 5, 2007 and incorporated herein by reference).

10.6*

Amendment No. 1, dated February 2, 2007, to Agreement Relating to Employment by and between the Company and Anil K. Singhal (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, SEC File No. 000-26251, filed February 5, 2007 and incorporated herein by reference).

10.7*

Amendment No. 2, dated December 22, 2008, to Agreement Relating to Employment by and between the Company and Anil K. Singhal (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, SEC File No. 000-26251, filed February 6, 2009 and incorporated herein by reference).

10.8*

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

10.11*

Transition and Separation Agreement, dated May 7, 2025 by and between the Company and Jean Bua (filed as Exhibit 10.8 to NetScout’s Annual Report on Form 10-K, SEC File No. 000-26251, filed on May 15, 2025 and incorporated herein by reference).

10.12*

Transition and Separation Agreement, dated May 7, 2025 by and between the Company and Michael Szabados (filed as Exhibit 10.9 to NetScout’s Annual Report on Form 10-K, SEC File No. 000-26251, filed on May 15, 2025 and incorporated herein by reference).

10.13*

Offer Letter, dated May 7, 2025, by and between the Company and Anthony Piazza (filed as Exhibit 10.10 to NetScout’s Annual Report on Form 10-K, SEC File No. 000-26251, filed on May 15, 2025 and incorporated herein by reference).

10.14*

Offer Letter, dated May 7, 2025, by and between the Company and Sanjay Munshi (filed as Exhibit 10.11 to NetScout’s Annual Report on Form 10-K, SEC File No. 000-26251, filed on May 15, 2025 and incorporated herein by reference).

10.15*

NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan, as amended (filed as Exhibit 99.2 to NetScout’s Registration Statement on Form S-8, SEC File No. 333-267069, filed on August 25, 2022 and incorporated herein by reference).

10.16*

Summary of Non-Employee Director Compensation (filed as Exhibit 10.2 to NetScout's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, SEC File No. 000-26251, filed on November 4, 2021 and incorporated herein by reference).

10.17*

NetScout Systems, Inc. 2019 Equity Incentive Plan, as amended (filed as Exhibit 99.1 to NetScout's Registration Statement on Form S-8, SEC File No. 333-290226, filed on September 12, 2025 and incorporated herein by reference).

10.18*

Form of Restricted Stock Unit Award Agreement with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.18 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, SEC File No. 000-26251, filed on May 15, 2025 and incorporated herein by reference).

10.19*

Form of Performance-Based Restricted Stock Unit Award with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.1 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, SEC File No. 000-26251, filed on August 5, 2024 and incorporated herein by reference).

10.20*

Form of Restricted Stock Unit Award Agreement with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.5 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, SEC File No. 000-26251, filed on August 7, 2025 and incorporated herein by reference).

10.21*

Form of Performance-Based Restricted Stock Unit Award with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.6 to NetScout’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, SEC File No. 000-26251, filed on August 7, 2025 and incorporated herein by reference).

19

NetScout Systems, Inc. Amended and Restated Insider Trading and Trading Window Policy (filed as Exhibit 19 to NetScout’s Annual Report on Form 10-K, SEC File No. 000-26251, filed on May 15, 2025 and incorporated herein by reference).

21	Subsidiaries of NetScout (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

97

NetScout Systems, Inc. Executive Compensation Recovery Policy (filed as Exhibit 97 to NetScout’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, SEC File No. 000-26251, filed on May 16, 2024 and incorporated herein by reference).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026 has been formatted in Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or compensatory plan or arrangement.
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

Date: May 14, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANIL K. SINGHAL	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 14, 2026
Anil K. Singhal

/S/ ANTHONY PIAZZA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 14, 2026
Anthony Piazza

/S/ ERIC WATT	Chief Accounting Officer (Principal Accounting Officer)	May 14, 2026
Eric Watt

/S/ MICHAEL SZABADOS	Vice Chairman	May 14, 2026
Michael Szabados

/S/ ROBERT E. DONAHUE	Director	May 14, 2026
Robert E. Donahue

/S/ JOHN R. EGAN	Director	May 14, 2026
John R. Egan

/S/ ALFRED GRASSO	Director	May 14, 2026
Alfred Grasso

/S/ JOSEPH G. HADZIMA, JR.	Director	May 14, 2026
Joseph G. Hadzima, Jr.

/S/ SHANNON NASH	Director	May 14, 2026
Shannon Nash

/S/ MARLENE PELAGE	Director	May 14, 2026
Marlene Pelage

/S/ CHRISTOPHER PERRETTA	Director	May 14, 2026
Christopher Perretta

/S/ VIVIAN VITALE	Director	May 14, 2026
Vivian Vitale

NetScout Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NetScout Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NetScout Systems, Inc. and its subsidiaries (the "Company") as of March 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended March 31, 2026, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue from Contracts with Customers - Identification of Performance Obligations

As described in Note 3 to the consolidated financial statements, the Company derives revenues primarily from the sale of network management tools and cybersecurity solutions for service provider and enterprise customers, which include hardware, software and service offerings. Customer contracts may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. During the year ended March 31, 2026, the Company recognized revenue from contracts with customers of $859.5 million. The principal considerations for our determination that performing procedures relating to revenue from contracts with customers - identification of performance obligations is a critical audit matter are (i) the significant judgment by management in determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s identification of performance obligations. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification of performance obligations. These procedures also included, among others, for a sample of contracts, (i) reading the executed contract to understand the terms and conditions and (ii) evaluating management’s identification of the performance obligations.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

May 14, 2026

We have served as the Company’s auditor since 1993.

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2026	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$586,499	$457,415
Marketable securities	81,458	34,058
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $129 and $214 at March 31, 2026 and 2025, respectively	151,473	163,654
Inventories and deferred costs	13,321	12,891
Prepaid income taxes	6,159	13,380
Prepaid expenses and other current assets	28,972	31,786
Total current assets	867,882	713,184
Fixed assets, net	23,558	21,529
Operating lease right-of-use assets	35,553	37,717
Goodwill	1,070,592	1,076,383
Intangible assets, net	214,295	258,690
Deferred income taxes	93,735	66,294
Long-term marketable securities	37,188	1,004
Other assets	11,714	11,777
Total assets	$2,354,517	$2,186,578
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,492	$18,208
Accrued compensation	84,515	56,696
Accrued other	20,012	19,397
Income taxes payable	1,655	883
Deferred revenue and customer deposits	330,601	301,753
Current portion of operating lease liabilities	9,874	10,995
Total current liabilities	470,149	407,932
Other long-term liabilities	6,568	8,210
Deferred tax liability	2,225	2,643
Accrued long-term retirement benefits	28,336	27,379
Long-term deferred revenue and customer deposits	168,261	147,510
Operating lease liabilities, net of current portion	29,718	32,509
Total liabilities	705,257	626,183
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 authorized; none issued or outstanding	—	—
Common stock, $0.001 par value: 300,000,000 authorized; 136,628,693 and 134,038,262 issued and 71,464,664 and 72,060,237 outstanding	136	134
Additional paid-in capital	3,325,400	3,255,333
Accumulated other comprehensive income	4,032	4,073
Treasury stock at cost, 65,164,029 and 61,978,025	(1,731,396)	(1,654,702)
Retained earnings (Accumulated deficit)	51,088	(44,443)
Total stockholders’ equity	1,649,260	1,560,395
Total liabilities and stockholders’ equity	$2,354,517	$2,186,578

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended March 31,
	2026	2025	2024
Revenue:
Product	$370,145	$359,894	$360,444
Service	489,337	462,785	469,011
Total revenue	859,482	822,679	829,455
Cost of revenue:
Product	50,594	57,463	64,057
Service	126,394	121,272	123,355
Total cost of revenue	176,988	178,735	187,412
Gross profit	682,494	643,944	642,043
Operating expenses:
Research and development	159,461	152,864	161,213
Sales and marketing	264,538	268,051	270,979
General and administrative	103,185	96,724	95,886
Amortization of acquired intangible assets	44,602	46,440	50,337
Restructuring charges	883	20,500	—
Goodwill impairment	—	426,967	217,260
Gain on divestiture of a business	—	—	(3,806)
Total operating expenses	572,669	1,011,546	791,869
Income (loss) from operations	109,825	(367,602)	(149,826)
Interest and other income, net:
Interest income	13,831	10,736	9,602
Interest expense	(1,705)	(7,160)	(8,651)
Other (expense) income, net	(3,443)	(1,768)	4,365
Total interest and other income, net	8,683	1,808	5,316
Income (loss) before income tax expense	118,508	(365,794)	(144,510)
Income tax expense	22,977	1,128	3,224
Net income (loss)	$95,531	$(366,922)	$(147,734)
Basic net income (loss) per share	$1.33	$(5.12)	$(2.07)
Diluted net income (loss) per share	$1.30	$(5.12)	$(2.07)
Weighted average common shares outstanding used in computing:
Net income (loss) per share—basic	71,984	71,627	71,474
Net income (loss) per share—diluted	73,355	71,627	71,474

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Fiscal Years Ended March 31,
	2026	2025	2024
Net income (loss)	$95,531	$(366,922)	$(147,734)
Other comprehensive (loss) income:
Cumulative translation adjustments	(133)	(327)	(113)
Recognition of actuarial net gain (loss) from pension and other post-retirement plans, net of tax (benefit) of $197, $277 and ($823)	464	653	(1,937)
Changes in market value of investments:
Changes in unrealized (loss) gain, net of (benefit) tax of ($30), $9, and ($15)	(96)	27	(45)
Total net change in market value of investments	(96)	27	(45)
Changes in market value of derivatives:
Changes in market value of derivatives, net of benefit of $21, $35, and $9	(66)	(114)	(24)
Reclassification adjustment for net (loss) gain included in net income (loss), net of (benefit) tax of ($66), $83, and ($15)	(210)	262	(47)
Total net change in market value of derivatives	(276)	148	(71)
Other comprehensive (loss) income	(41)	501	(2,166)
Comprehensive income (loss)	$95,490	$(366,421)	$(149,900)

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Common stock		Additional	Accumulated Other	Treasury stock		Retained Earnings	Total
	Shares	Par Value	Paid In Capital	Comprehensive Income	Shares	Stated Value	(Accumulated Deficit)	Stockholders’ Equity
Balance, March 31, 2023	128,683,824	$128	3,099,698	$5,738	57,434,779	$(1,546,128)	$470,213	$2,029,649
Net loss							(147,734)	(147,734)
Unrealized net investment losses				(45)				(45)
Unrealized net losses on derivative financial instruments				(71)				(71)
Cumulative translation adjustments				(113)				(113)
Recognition of actuarial net losses from pension and other post-retirement plan				(1,937)				(1,937)
Issuance of common stock pursuant to vesting of restricted stock units	2,067,558	3						3
Stock-based compensation expense for restricted stock units granted to employees			67,973					67,973
Issuance of common stock under employee stock purchase plan	564,927		13,695					13,695
Shares withheld for employee taxes related to equity awards					653,645	(19,355)		(19,355)
Repurchase of common stock as treasury					1,823,669	(50,000)		(50,000)
Balance, March 31, 2024	131,316,309	131	3,181,366	3,572	59,912,093	(1,615,483)	322,479	1,892,065
Net loss							(366,922)	(366,922)
Unrealized net investment gains				27				27
Unrealized net gains on derivative financial instruments				148				148
Cumulative translation adjustments				(327)				(327)
Recognition of actuarial net gains from pension and other post-retirement plan				653				653
Issuance of common stock pursuant to vesting of restricted stock units	2,205,063	3						3
Stock-based compensation expense for restricted stock units granted to employees			62,558					62,558
Issuance of common stock under employee stock purchase plan	516,890		11,409					11,409
Shares withheld for employee taxes related to equity awards					703,727	(13,962)		(13,962)
Repurchase of common stock as treasury					1,362,205	(25,257)		(25,257)
Balance, March 31, 2025	134,038,262	134	3,255,333	4,073	61,978,025	(1,654,702)	(44,443)	1,560,395
Net income							95,531	95,531
Unrealized net investment losses				(96)				(96)
Unrealized net losses on derivative financial instruments				(276)				(276)
Cumulative translation adjustments				(133)				(133)
Recognition of actuarial net gains from pension and other post-retirement plan				464				464
Issuance of common stock pursuant to vesting of restricted stock units	2,142,100	2						2
Stock-based compensation expense for restricted stock units granted to employees			57,906					57,906
Issuance of common stock under employee stock purchase plan	448,331		12,161					12,161
Shares withheld for employee taxes related to equity awards					683,774	(15,894)		(15,894)
Repurchase of common stock as treasury					2,502,230	(60,799)		(60,799)
Balance, March 31, 2026	136,628,693	$136	$3,325,400	$4,032	65,164,029	$(1,731,396)	$51,088	$1,649,260

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years Ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$95,531	$(366,922)	$(147,734)
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of the effects of acquisitions:
Depreciation and amortization	56,533	63,786	74,986
Loss on extinguishment of debt (non cash portion)	—	1,134	—
Operating lease right-of-use assets	9,838	10,405	10,533
Gain on divestiture of a business	—	—	(3,806)
Loss on disposal of fixed assets	23	15	303
Share-based compensation expense associated with equity awards	59,948	64,785	70,799
Change in fair value of derivative instrument	—	—	(206)
Goodwill impairment	—	426,967	217,260
Deferred income taxes	(28,129)	(37,567)	(45,949)
Loss (gain) in equity investment	988	(393)	(5,450)
Other gains (losses)	15	(9)	(1)
Changes in assets and liabilities
Accounts receivable and unbilled costs	12,445	28,664	(48,376)
Inventories	(2,188)	128	609
Prepaid expenses and other assets	10,907	(2,284)	(5,835)
Accounts payable	4,721	3,240	(1,861)
Accrued compensation and other expenses	35,118	20,529	(33,704)
Operating lease liabilities	(11,584)	(12,214)	(11,952)
Income taxes payable	1,219	83	(3,620)
Deferred revenue	49,153	17,323	(7,185)
Net cash provided by operating activities	294,538	217,670	58,811
Cash flows from investing activities:
Purchase of marketable securities	(163,365)	(45,061)	(52,774)
Proceeds from maturity of marketable securities	67,875	44,762	64,728
Purchase of fixed assets	(9,112)	(5,407)	(6,362)
Purchase of intangible assets	—	(1,290)	—
Proceeds from sale of equity investment	11,772	—	—
Proceeds from divestiture of a business	—	—	7,766
Net cash (used in) provided by investing activities	(92,830)	(6,996)	13,358
Cash flows from financing activities:
Issuance of common stock under stock plans	2	3	3
Treasury stock repurchases	(60,799)	(25,257)	(50,000)
Tax withholding on restricted stock units	(15,894)	(13,962)	(19,355)
Payment of debt issuance costs	—	(2,795)	—
Repayment of long-term debt	—	(175,000)	—
Proceeds from issuance of long-term debt	—	75,000	—
Net cash used in financing activities	(76,691)	(142,011)	(69,352)
Effect of exchange rate changes on cash and cash equivalents	4,067	(922)	63
Net increase in cash and cash equivalents	129,084	67,741	2,880
Cash and cash equivalents, beginning of year	457,415	389,674	386,794
Cash and cash equivalents, end of year	$586,499	$457,415	$389,674
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$4,190	$6,427
Cash paid for income taxes	$42,723	$41,796	$62,318
Non-cash transactions:
Transfers of inventory to fixed assets	$1,870	$1,020	$1,814
Additions to property, plant and equipment included in accounts payable	$1,344	$461	$158
Issuance of common stock under employee stock plans	$12,161	$11,409	$13,695
Stock-based compensation included in fixed assets and other assets	$586	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 1 – NATURE OF BUSINESS

NetScout Systems, Inc., or NetScout or the Company, has been a technology innovator for four decades since its founding in 1984. The Company's solutions, based on patented Adaptive Service Intelligence technology, help customers identify network and application performance issues, defend their networks from Distributed Denial-of-Service (DDoS) attacks, and rapidly find and isolate advanced network threats. As a result, customers can quickly resolve issues that cause business disruptions, downtime, poor service quality or compromised security, thereby driving compelling returns on their investments in their network and broader information technology initiatives.

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

The Company has determined it operates as a single operating segment and has one reportable segment which includes product and service revenue related to the sale of enterprise observability, carrier service assurance, cybersecurity, and DDoS protection solutions. The Company's results for the one reportable segment are the same as presented in the Company's consolidated statements of operations and there is no expense information that is supplemental to those disclosed in these consolidated financial statements, which are regularly provided to the CODM. The measure of segment assets is reported on the Company's consolidated balance sheet as total assets. Segment asset information is not used by the CODM to allocate resources.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include those involving revenue recognition and expenses, valuation of goodwill and acquired assets and liabilities, valuation of pension obligations, valuation of derivative instruments, valuation of contingent consideration and share-based compensation. These estimates and assumptions are monitored and analyzed by management for changes in facts and circumstances and material changes in these estimates could occur in the future.

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

At March 31, 2026 and periodically throughout the year, NetScout has maintained cash balances in various operating accounts in excess of federally insured limits. NetScout limits the amount of credit exposure by investing only with credit worthy institutions which the Company believes are those institutions with an investment grade rating for deposits.

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

Uncollected Deferred Revenue

Because of NetScout's revenue recognition policies, there are circumstances for which the Company does not recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. While the receivable represents an enforceable obligation, the Company does not believe its right to payment is unconditional, therefore for balance sheet presentation purposes, the Company has not recognized the deferred revenue or the related account receivable, and no amounts appear in the consolidated balance sheets for such transactions because control of the underlying deliverable has not transferred. The aggregate amount of unrecognized accounts receivable and deferred revenue was $1.2 million and $5.5 million at March 31, 2026 and 2025, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of investments, trade accounts receivable and accounts payable. NetScout's cash, cash equivalents, and marketable securities are placed with financial institutions with high credit standings.

At March 31, 2026, one channel partner and no direct customers accounted for more than 10% of the accounts receivable balance. At March 31, 2025, the Company had no direct customers or channel partners which accounted for more than 10% of the accounts receivable balance.

During the fiscal years ended March 31, 2026, 2025, and 2024, no direct customers or channel partners accounted for more than 10% of the Company's total revenue.

Historically, the Company has not experienced any significant failure of its customers to meet their payment obligations, nor does the Company anticipate material non-performance by its customers in the future; accordingly, the Company does not require collateral from its customers. However, if the Company’s assumptions are incorrect, there could be an adverse impact on its allowance for doubtful accounts.

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

Fixed Assets

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The majority of research and development investments have not been capitalized because of the development methodology employed. Historically, developments are added individually to the core code over a shorter period of time but marketed as a release once all portions are complete.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

Derivative Financial Instruments

Under authoritative guidance for derivative financial instruments and hedging activities, all hedging activities must be documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows in order for the derivative to qualify for hedge accounting. Under the guidance, if an instrument qualifies for hedge accounting, the changes in the fair value each period for open contracts, measured at the end of the period, are recorded to other comprehensive income (loss). Otherwise, changes in the fair value are recorded in earnings each period. Management must perform initial and ongoing tests in order to qualify for hedge accounting. In accordance with the guidance, the Company accounts for its instruments under hedge accounting. The effectiveness and a measurement of ineffectiveness of qualifying hedge contracts are assessed by the Company quarterly. The Company records the fair value of its derivatives in prepaid expenses and other current assets and accrued other in the Company's consolidated balance sheet. The effective portion of gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs, with any ineffective portion classified directly to the Company's consolidated statement of operations based on the expense categories of the items being hedged. When forecasted transactions occur, unrealized gains or losses associated with the effective portion of the hedge are reclassified to the respective expense categories in the Company's consolidated statement of operations. Gains or losses related to hedging activity are included as operating activities in the Company's consolidated statement of cash flows. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings.

NetScout also periodically enters into foreign exchange forward contracts to manage exchange rate risk associated with certain third-party transactions and for which the Company does not elect hedge accounting treatment as there is no difference in the timing of gain or loss recognition on the hedge instrument and the hedged item.

Contingencies

The Company accounts for claims and contingencies in accordance with authoritative guidance that requires an estimated loss to be recorded from a claim or loss contingency when information available prior to issuance of its consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements, and the amount of the loss can be reasonably estimated. If the Company determines that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or if the amount of a probable loss cannot be reasonably estimated, then in accordance with the authoritative guidance, the Company discloses the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires the Company to use its judgment. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payments granted. Under the fair value recognition provisions, share-based compensation is calculated net of an estimated forfeiture rate and compensation cost is only recognized for those shares expected to vest on a straight-line basis over the expected requisite service period of the award.

Foreign Currency

The Company accounts for its reporting of foreign operations in accordance with guidance which establishes guidelines for the determination of the functional currency of foreign subsidiaries. In accordance with the guidance, the Company has determined its functional currency for those foreign subsidiaries that are an extension of the Company's U.S. operations to be the U.S. Dollar.

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders' equity.

The Company will experience currency exchange risk with respect to foreign currency denominated expenses. In order to partially offset the risks associated with the effects of certain foreign currency exposures, the Company has established a program that

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

utilizes foreign currency forward contracts. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency transaction gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

The Company had foreign currency losses of $3.6 million, $2.0 million and $1.9 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively. These amounts are included in other income (expense), net in the Company's consolidated statements of operations.

Advertising Expense

NetScout recognizes advertising expense as incurred. Advertising expense was $4.3 million, $4.9 million, and $6.8 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.

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

Recent Accounting Standards Recently Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, enhancing income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The guidance was adopted on April 1, 2025 and it did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient and an accounting policy election related

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue from Contracts with Customers." The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. ASU 2025-05 should be applied on a prospective basis with early adoption permitted. ASU 2025-05 is effective for the Company beginning with its fiscal year ending March 31, 2027. The Company is currently evaluating the impact of this standard and does not expect the adoption of ASU 2025-05 to have a material impact on its consolidated financial statements and disclosures.

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

The Company derives revenues primarily from the sale of network management tools and cybersecurity solutions for service provider and enterprise customers, which include hardware, software, and service offerings. The Company's product sales consist of offerings which include hardware appliances with embedded software that are essential to providing customers the intended functionality of the solutions, and software only offerings.

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

Product revenue is typically recognized upon fulfillment, provided a legally enforceable contract exists, control has passed to the customer, and in the case of software products, when the customer has the rights and ability to access the software, and collection of the related receivable is probable. If any significant obligations to the customer remain post-delivery, typically involving obligations relating to installation and acceptance by the customer, revenue recognition is deferred until such obligations have been fulfilled. The Company's service offerings include installation, integration, extended warranty and maintenance services, post-contract customer support, stand-ready software-as-a-service and other professional services including consulting and training. The Company generally provides software and/or hardware support as part of product sales. Revenue related to the initial bundled software and hardware support is recognized ratably over the support period. In addition, customers can elect to purchase extended support agreements for periods after the initial software/hardware warranty expiration. Support services generally include rights to unspecified upgrades (when and if available), telephone and internet-based support, updates, bug fixes and hardware repair and replacement. Consulting services are recognized upon delivery or completion of performance depending on the terms of the underlying contract. Reimbursements of out-of-pocket expenditures incurred in connection with providing consulting services are included in services revenue, with the offsetting expense recorded in cost of service revenue. Training services include on-site and classroom training. Training revenues are recognized upon delivery of the training.

Generally, the Company's contracts are accounted for individually. However, when contracts are closely interrelated and dependent on each other, it may be necessary to account for two or more contracts as one to reflect the substance of the group of contracts.

Bundled arrangements are concurrent customer purchases of a combination of the Company's product and service offerings that may be delivered at various points in time. The Company allocates the transaction price among the performance obligations in an amount that depicts the relative standalone selling prices (SSP) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. The Company uses a range of amounts to estimate SSP for each of the products and services sold, based primarily on the performance obligation's historical pricing. The Company also considers its overall pricing objectives and practices across different sales channels and geographies, and market conditions. Generally, the Company has established SSP for a majority of its service performance obligations based on historical standalone sales. In certain instances, the Company has established SSP for services based upon an estimate of profitability and the underlying cost to fulfill those services. SSP has primarily been established for product performance obligations as the average or median selling price the performance obligation was recently sold for, whether sold alone or sold as part of a bundle transaction. The Company reviews sales of the product performance obligations on a quarterly basis and updates, when appropriate, its SSP for such performance obligations to ensure that it reflects recent pricing experience. The Company's products are distributed through its direct sales force and indirect distribution channels through alliances with resellers and distributors. Revenue arrangements with resellers and distributors are recognized on a sell-in basis; that is, when control of the product transfers to the reseller or distributor. The Company records consideration given to a customer as a reduction of revenue to the extent it has recorded revenue from the customer. With limited exceptions, the Company's return policy does not allow product returns for a refund. Returns have been insignificant to date. In addition, the Company has a history of successfully collecting receivables from its resellers and distributors.

During the fiscal year ended March 31, 2026, the Company recognized revenue of $296.4 million related to the Company's deferred revenue balance reported at March 31, 2025.

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

Payments for hardware, software licenses, one-year maintenance, PCS and consulting services, are typically due up front with payment terms of 30 to 90 days. However, the Company does have contracts pursuant to which billings occur ratably over a period of years following the transfer of control for the contracted performance obligations. Payments on multi-year maintenance, PCS and consulting services are typically due in quarterly or annual installments over the contract term. The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at March 31, 2026.

At March 31, 2026, the Company had total deferred revenue and customer deposits of $498.9 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $330.6 million, or 66%, of this revenue during the next 12 months, and expects to recognize the remaining $168.3 million, or 34%, of this revenue thereafter.

The Company expects that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer support and service agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the twelve months ended March 31, 2026.

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

Costs to Obtain Contracts

The Company has determined that the only significant incremental costs incurred to obtain contracts with customers are sales commissions paid to its employees. Sales commissions are recorded as an asset and amortized to expense ratably over the remaining performance periods of the related contracts with remaining performance obligations. The Company expenses costs as incurred for sales commissions when the amortization period would have been one year or less.

At March 31, 2026, the consolidated balance sheet included $10.9 million in assets related to sales commissions to be expensed in future periods. A balance of $6.0 million was included in prepaid expenses and other current assets, and a balance of $4.9 million was included in other assets in the Company's consolidated balance sheet at March 31, 2026. At March 31, 2025, the consolidated balance sheet included $9.9 million in assets related to sales commissions to be expensed in future periods. A balance of $5.4 million was included in prepaid expenses and other current assets, and a balance of $4.5 million was included in other assets in the Company's consolidated balance sheet at March 31, 2025.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

During the twelve months ended March 31, 2026 and 2025, and 2024, the Company recognized $7.8 million, $7.1 million, and $6.8 million, respectively, of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.

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

The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2025	$214
Additions resulting in charges to operations	163
Recoveries to other accounts	(56)
Deductions due to write-offs	(192)
Balance at March 31, 2026	$129

NOTE 4 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, money market instruments and cash maintained with various financial institutions at March 31, 2026 and 2025.

Marketable Securities

The following is a summary of marketable securities held by the Company at March 31, 2026 classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Type of security:
U.S. government and municipal obligations	$12,050	$(3)	$12,047
Commercial paper	48,793	—	48,793
Corporate bonds	6,169	(10)	6,159
Certificates of deposit	6,048	—	6,048
Agency bonds	8,413	(2)	8,411
Total short-term marketable securities	81,473	(15)	81,458
U.S. government and municipal obligations	4,045	(10)	4,035
Agency bonds	33,254	(101)	33,153
Total long-term marketable securities	37,299	(111)	37,188
Total marketable securities	$118,772	$(126)	$118,646

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of marketable securities held by the Company at March 31, 2025, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Type of security:
U.S. government and municipal obligations	$4,413	$1	$4,414
Commercial paper	17,358	—	17,358
Certificates of deposit	505	—	505
Total short-term marketable securities	22,276	1	22,277
U.S. government and municipal obligations	1,005	(1)	1,004
Total long-term marketable securities	1,005	(1)	1,004
Total marketable securities	$23,281	$—	$23,281

Contractual maturities of the Company's marketable securities held at March 31, 2026 and 2025 (in thousands) were as follows:

	March 31, 2026	March 31, 2025
Available-for-sale securities:
Due in 1 year or less	$81,458	$22,277
Due after 1 year through 5 years	37,188	1,004
	$118,646	$23,281

Investments

In February 2023, the Company entered into a forward share purchase agreement with Napatech A/S (Napatech), a publicly traded Danish company registered on the Oslo stock exchange, to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech in exchange for approximately 6.2 million shares of Napatech's common stock and recorded a $0.2 million change in the fair value of the derivative instrument in other income (expense), net within the Company's consolidated statement of operations during the fiscal year ended March 31, 2024. The Company records the investment at fair value at the end of each period based on the closing price of Napatech's stock. At March 31, 2025 and 2024, the fair value of the investment in Napatech was $11.8 million and $11.5 million, respectively, and was included in marketable securities and investments in the Company's consolidated balance sheet. On August 4, 2025 the Company sold its entire equity investment in Napatech, receiving cash proceeds of $11.8 million. During the fiscal years ended March 31, 2026, 2025, and 2024, the Company recognized a loss of $1.0 million and gains of $0.4 million and $5.5 million, respectively, in the fair value of the equity investment in Napatech in other income (expense), net within the Company's consolidated statement of operations. For the fiscal years ended March 31, 2025 and 2024, the unrealized losses related to foreign currency translation on the equity investment in Napatech were immaterial.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 5 – FAIR VALUE MEASUREMENTS

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at March 31, 2026 and 2025 (in thousands):

	Fair Value Measurements at
	March 31, 2026
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$531,929	$54,570	$—	$586,499
U.S. government and municipal obligations	16,082	—	—	16,082
Commercial paper	—	48,793	—	48,793
Corporate bonds	6,159	—	—	6,159
Certificates of deposit	—	6,048	—	6,048
Agency Bonds	41,564	—	—	41,564
Derivative financial instruments	—	22	—	22
	$595,734	$109,433	$—	$705,167
LIABILITIES:
Derivative financial instruments	$—	$(258)	$—	$(258)
	$—	$(258)	$—	$(258)

	Fair Value Measurements at
	March 31, 2025
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$434,121	$23,294	$—	$457,415
U.S. government and municipal obligations	3,008	2,410	—	5,418
Commercial paper	—	17,358	—	17,358
Certificates of deposit	—	505	—	505
Equity investment in Napatech	11,781	—	—	11,781
Derivative financial instruments	—	197	—	197
	$448,910	$43,764	$—	$492,674
LIABILITIES:
Derivative financial instruments	$—	$(55)	$—	$(55)
	$—	$(55)	$—	$(55)

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

NOTE 6 – INVENTORIES AND DEFERRED COSTS

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the FIFO method. Inventories consisted of the following (in thousands):

	March 31,
	2026	2025
Raw materials	$7,516	$7,172
Work in process	—	47
Finished goods	4,035	3,890
Deferred costs	1,770	1,782
	$13,321	$12,891

NOTE 7 – FIXED ASSETS

Fixed assets consisted of the following (in thousands):

	Estimated Useful Life	March 31,
	In Years	2026	2025
Furniture and fixtures	3-7	$9,680	$9,586
Computer equipment and internal use software	2-3	199,581	191,098
Leasehold improvements (1)	up to 12	52,097	52,175
Demonstration and spare part units	2-3	19,477	19,805
		280,835	272,664
Less – accumulated depreciation		(257,277)	(251,135)
		$23,558	$21,529

(1)
Leasehold improvements are depreciated over the shorter of the lease term or anticipated useful life of the improvement.

Depreciation expense was $10.2 million, $11.9 million, and $15.9 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

During fiscal year 2026 and 2025, the Company completed its annual goodwill impairment tests using the qualitative assessment, and the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

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

At March 31, 2026 and 2025, the carrying amounts of goodwill were $1.1 billion and $1.1 billion, respectively.

The following table summarizes the changes in the carrying amount of goodwill for the fiscal years ended March 31, 2026 and 2025 as follows (in thousands):

Balance at March 31, 2024	$1,502,820
Goodwill impairment	(426,967)
Foreign currency translation impact	530
Balance at March 31, 2025	$1,076,383
Foreign currency translation impact	(5,791)
Balance at March 31, 2026	$1,070,592

Intangible Assets

The net carrying amounts of intangible assets were $214.3 million and $258.7 million at March 31, 2026 and 2025, respectively. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives.

The Company reviews long-lived assets including tangible and definite-lived intangible assets for impairment when an event occurs that may indicate potential impairment. In conjunction with the goodwill impairment analysis performed at June 30, 2024, the Company conducted an impairment test of its long-lived assets at June 30, 2024. Based on this assessment, the Company concluded that the carrying values of the Company's long-lived assets were recoverable. During the fiscal year ended March 31, 2026 and 2025, the Company performed a quarterly Triggering Event assessment and concluded no events or circumstances occurred that indicated intangible assets may be impaired. However, if future events occur or if business conditions deteriorate, the Company may be required to record an impairment loss, and or accelerate the amortization of definite-live intangible assets in the future, which could be material to its results of operations and financial condition.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

Intangible assets include the following amortizable intangible assets at March 31, 2026 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$250,068	$(246,330)	$3,738
Customer relationships	769,934	(564,880)	205,054
Distributor relationships and technology licenses	5,209	(4,457)	752
Definite lived trademark and trade name	57,962	(53,356)	4,606
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,063)	145
	$1,094,890	$(880,595)	$214,295

Intangible assets include the following amortizable intangible assets at March 31, 2025 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$248,232	$(242,298)	$5,934
Customer relationships	763,397	(518,995)	244,402
Distributor relationships and technology licenses	5,097	(4,022)	1,075
Definite-lived trademark and trade name	57,675	(50,562)	7,113
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,042)	166
	$1,086,118	$(827,428)	$258,690

Amortization included as cost of product revenue consists of amortization of developed technology, and distributor relationships and technology licenses. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense during the fiscal years ended March 31, 2026, 2025, and 2024 (in thousands).

	Fiscal Years Ended March 31,
	2026	2025	2024
Amortization of intangible assets included as:
Cost of product revenue	2,523	4,515	7,642
Operating expense	44,602	46,460	50,357
	$47,125	$50,975	$57,999

The following is the expected future amortization expense at March 31, 2026 for the fiscal years ended March 31 (in thousands):

2027	$44,228
2028	41,261
2029	31,833
2030	28,933
2031	23,330
Thereafter	44,710
Total	$214,295

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

NetScout operates internationally and, in the normal course of business, is exposed to fluctuations in foreign currency exchange rates. The exposures result from costs that are denominated in currencies other than the U.S. Dollar, primarily the Euro, British Pound, Indian Rupee, and Canadian Dollar. The Company manages its foreign cash flow risk by hedging forecasted cash flows for operating expenses denominated in foreign currencies for up to twelve months, within specified guidelines through the use of forward contracts.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The notional amounts and fair values of foreign exchange forward contract derivative instruments in the consolidated balance sheets at March 31, 2026 and 2025 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Derivatives designated as hedging instruments:
Forward contracts	$11,023	$10,649	$22	$197	$258	$55
			$22	$197	$258	$55

(a)
Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), (OCI) and results of operations during the fiscal years ended March 31, 2026 and 2025 (in thousands):

	Loss Recognized in OCI on Derivative (a)			(Loss) Gain Reclassified from Accumulated OCI into Income (b)
	March 31,	March 31,		March 31,	March 31,
	2026	2025	Location	2026	2025
Forward contracts	$(87)	$(149)	Research and development	$54	$34
			Sales and marketing	(330)	311
	$(87)	$(149)		$(276)	$345

(a)
The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)
The amount represents reclassification from other comprehensive income to earnings that occurs when the hedged item affects earnings.

The following table provides the effect foreign exchange forward contracts not designated as hedging instruments had on the Company's results of operations during the fiscal years ended March 31, 2026 and 2025 (in thousands):

		Loss Recognized in Income (a)
		March 31,	March 31,
	Location	2026	2025
Forward contracts	General and administrative	$—	$(278)
		$—	$(278)

(a)
The amount represents the change in fair value of derivative contracts due to changes in spot rates.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

In addition to foreign exchange forward contracts, during the fiscal year ended March 31, 2023, the Company entered into a forward share purchase contract to purchase approximately 6.2 million shares of Napatech's common stock for $7.5 million, which qualified as a derivative instrument under authoritative guidance. The notional amount of the derivative instrument was $7.5 million. In April 2023, the Company settled the forward share purchase contract with Napatech. During the fiscal years ended March 31, 2024, the Company recorded a $0.2 million change in the fair value of the derivative instrument in other income (expense), net within the Company's consolidated statement of operations.

NOTE 11 – RESTRUCTURING CHARGES

During the fiscal year 2025, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, during the fiscal year ended March 31, 2025, the Company recorded restructuring charges totaling $19.6 million related to one-time termination benefits for one hundred forty-two employees who voluntarily terminated their employment with the Company during the fiscal year ended March 31, 2025. All one-time termination benefits were settled in full during the first quarter of the fiscal year ending March 31, 2026.

In addition to the VSP, during the third quarter of fiscal year 2025, the Company entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of the related workforce changes, during the fiscal years ended March 31, 2026 and March 31, 2025, the Company recorded restructuring charges totaling $0.9 million and $0.9 million, respectively. The Company estimates approximately $0.1 million in remaining additional restructuring charges that will be recorded through the fiscal year ending March 31, 2027.

The following table provides a summary of the activity related to the restructuring plan and the related restructuring liability (in thousands):

	Q1 FY25 VSP	Q3FY25 Plan
	Employee-related	Employee-related	TOTAL
Balance at March 31, 2025	$9	$906	$915
Restructuring charges to operations	—	883	883
Payments	(9)	(1,650)	(1,659)
Other adjustments	1	—	1
Balance at March 31, 2026	$1	$139	$140

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

On October 4, 2024, the Company amended and restated the Second Amended and Restated Credit Agreement (as amended and restated, the Third Amended and Restated Credit Agreement) which provides for a five-year, $600.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $75.0 million. The Company may elect to use the amended credit facility for working capital and other general corporate purposes (including to repurchase shares of the Company's common stock). The commitments under the Third Amended and Restated Credit Agreement will expire on October 4, 2029, and any outstanding loans will be due on that date.

In connection with the Third Amended and Restated Credit Agreement, the Company paid off the outstanding balance of $75.0 million under the Second Amended and Restated Credit Agreement on October 4, 2024 by borrowing the same amount under the Third Amended and Restated Credit Agreement. Additionally, the Company recorded a loss on the extinguishment of debt of $1.1 million, representing the write off of unamortized deferred financing costs, which was included in interest expense in the consolidated statements of operations for the fiscal year ended March 31, 2025. On February 3, 2025, the Company paid the

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

outstanding balance of $75.0 million in full under the Third Amended and Restated Credit Agreement. At March 31, 2026 and March 31, 2025, there were no amounts outstanding under the Third Amended and Restated Credit Agreement.

At the Company's election, revolving loans under the Third Amended and Restated Credit Agreement bear interest at either (a) a term SOFR rate plus a credit spread adjustment of 0.10% or (b) an Alternate Base Rate (defined in a customary manner), in each case plus an applicable margin.

Commitment fees will accrue on the daily unused amount of the credit facility. For the period from the delivery of the Company's financial statements for the quarter ended December 31, 2025, until the Company has delivered financial statements for the quarter ended March 31, 2026, the commitment fee will be 0.15% per annum, and thereafter the commitment fee will vary depending on the Company's consolidated gross leverage ratio, ranging from 0.30% per annum if the Company's consolidated gross leverage ratio is greater than 3.50 to 1.00, down to 0.15% per annum if the Company's consolidated gross leverage ratio is equal to or less than 1.50 to 1.00.

The loans and other obligations under the credit facility are (a) guaranteed by each of the Company's wholly-owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) are secured by substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of all the capital stock of material subsidiaries held directly by the Company and the subsidiary guarantors, subject to certain customary exceptions and limitations. The Third Amended and Restated Credit Agreement generally prohibits any other liens on the assets of the Company and its restricted subsidiaries, subject to certain exceptions as described in the Third Amended and Restated Credit Agreement.

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

The Third Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Third Amended and Restated Credit Agreement. At March 31, 2026, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.

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

The Company had unamortized capitalized debt issuance costs, net of $2.6 million at March 31, 2026, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $0.7 million was included as prepaid expenses and other current assets and a balance of $1.9 million was included as other assets in the Company's consolidated balance sheet at March 31, 2026.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 13 – NET INCOME (LOSS) PER SHARE

Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Fiscal Years Ended March 31,
	2026	2025	2024
Numerator:
Net income (loss)	$95,531	$(366,922)	$(147,734)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares outstanding	71,984	71,627	71,474
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	1,371	—	—
Denominator for diluted net income (loss) per share - weighted average shares outstanding	73,355	71,627	71,474
Net income (loss) per share:
Basic net income (loss) per share	$1.33	$(5.12)	$(2.07)
Diluted net income (loss) per share	$1.30	$(5.12)	$(2.07)

The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be antidilutive (in thousands):

	Fiscal Years Ended March 31,
	2026	2025	2024
Restricted stock units	1,894	608	820

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

On May 3, 2022, the Company's Board of Directors approved an additional share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective in the third quarter of fiscal year 2024 when the 2017 Share Repurchase Program was completed. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. The Company repurchased approximately 2.5 million shares for $60.8 million and approximately 1.4 million shares for $25.3 million under this share repurchase program during the fiscal years ended March 31, 2026 and 2025,

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

respectively. At March 31, 2026, approximately 20.5 million shares of common stock remained available to be purchased under the current program.

In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld approximately 0.7 million shares for $15.9 million, 0.7 million shares for $13.9 million, and 0.7 million shares for $19.4 million related to minimum statutory tax withholding requirements during the fiscal years ended March 31, 2026, 2025 and 2024, respectively. These repurchase transactions do not fall under the repurchase program described above and therefore do not reduce the amount that is available for repurchase under those programs.

NOTE 15 – STOCK PLANS

2011 Employee Stock Purchase Plan

The Company maintains the 2011 Employee Stock Purchase Plan (the ESPP), under which eligible employees may purchase shares of the Company's common stock through regular payroll deductions of up to 20% of their eligible compensation. Under the ESPP, shares of the Company's common stock may be purchased on the last day of each bi-annual offering period at 85% of the fair market value on the last day of such offering period. The offering periods run from March 1 through August 31 and from September 1 through the last day of February of each year. During the fiscal year ended March 31, 2026, employees purchased approximately 0.4 million shares under the ESPP with a weighted average purchase price per share of $23.06. At March 31, 2026, approximately 1.2 million shares were available for future issuance under the ESPP.

2019 Equity Incentive Plan

The Company maintains the 2019 Equity Incentive Plan (2019 Plan), which replaced the Company's 2007 Equity Incentive Plan, as amended. The 2019 Plan permits the granting of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards, collectively referred to as "share-based awards."

The 2019 Plan has been amended several times, including most recently on September 10, 2025, when the Company's stockholders approved an amendment and restatement to the 2019 Plan to further increase the number of shares reserved for issuance by 3,500,000.

The aggregate number of shares available for issuance under the 2019 Plan will increase for any shares (each a "Returning Share"): (i) subject to an award granted under the 2019 Plan that are not issued because such award expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) subject to an award under the 2019 Plan that are not issued because such award is settled in cash; (iii) issued pursuant to an award granted under the 2019 Plan that are forfeited back to or repurchased by the Company because of failure to vest; and (iv) that are reacquired or withheld by the Company to satisfy tax withholding obligations in connection with common stock issued pursuant to a Full Value Award (as defined below) granted under the 2019 Plan. The amount of such increase will be (i) one share for each Returning Share subject to a stock option or stock appreciation right with an exercise or strike price that is at least 100% of the fair market value of the Company's common stock on the date of grant (an "Appreciation Award"); and (ii) 2.67 shares for each Returning Share subject to an equity award other than an Appreciation Award (a "Full Value Award") that is returned on or after September 14, 2023. Furthermore, the share reserve under the 2019 Plan is reduced by: (i) one share for each share of common stock issued pursuant to an Appreciation Award, (ii) 2.76 shares for each share of common stock issued pursuant to a Full Value Award granted under the 2019 Plan on or after September 12, 2019 but prior to September 10, 2020; (iii) 2.32 shares for each share of common stock issued pursuant to a Full Value Award granted under the 2019 Plan on or after September 10, 2020 but prior to August 24, 2022; (iv) by 2.34 shares for each share of common stock issued pursuant to a Full Value Award granted under the 2019 Plan on or after August 24, 2022 but prior to September 14, 2023; and (v) by 2.67 shares for each share of common stock issued pursuant to a Full Value Award granted under the 2019 Plan on or after September 14, 2023. At March 31, 2026, an aggregate of 5.4 million shares of unvested equity awards granted under the 2019 Plan were outstanding.

Based on historical experience, the Company assumed an annualized forfeiture rate of 0% for awards granted to its independent directors, approximately 2% for awards granted to its senior executives, and approximately 5% granted to all remaining employees during the fiscal years ended March 31, 2026, 2025 and 2024.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following is a summary of share-based compensation expense including restricted stock units and performance-based restricted stock units granted pursuant to the Company's 2019 Plan, and employee stock purchases made under the ESPP, based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Fiscal Years Ended March 31,
	2026	2025	2024
Cost of product revenue	$1,283	$1,296	$1,330
Cost of service revenue	8,547	8,510	8,899
Research and development	17,479	17,956	19,281
Sales and marketing	20,721	22,765	25,375
General and administrative	11,918	14,258	15,914
	$59,948	$64,785	$70,799

Transactions under the 2019 Plan during the fiscal years ended March 31, 2026, 2025 and 2024 are summarized in the table below.

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding – March 31, 2024	5,920,671	$30.50
Granted	2,449,057	18.84
Vested	(2,205,063)	30.20
Canceled	(418,676)	29.02
Outstanding – March 31, 2025	5,745,989	$25.75
Granted	2,161,960	23.13
Vested	(2,142,100)	27.63
Canceled	(350,241)	25.78
Outstanding – March 31, 2026	5,415,608	$23.96

At March 31, 2026, there were 8,549,468 shares of common stock available for grant under the 2019 Plan.

The aggregate intrinsic value of stock options exercised, and the fair value of restricted stock units vested at March 31, 2026, 2025 and 2024 were as follows (in thousands):

	Fiscal Years Ended March 31,
	2026	2025	2024
Total fair value of restricted stock unit awards vested	$49,927	$43,733	$61,130

At March 31, 2026, the total unrecognized compensation cost related to restricted stock unit awards was $87.0 million, which is expected to be amortized over a weighted-average period of 1.5 years.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 16 – PENSION BENEFIT PLANS

401(k) Plan

The Company has a defined contribution program for certain employees that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 50% of the employee's contribution up to 6% of the employee’s salary. NetScout contributions vest at a rate of 25% per year of service. NetScout made matching contributions of $5.7 million, $5.8 million, and $7.0 million to the plan for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.

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

The following sets forth the amounts included in accumulated other comprehensive income (loss) at March 31, 2026 and 2025 (in thousands):

	March 31,
	2026	2025
Unrecognized actuarial net gain	$7,392	$6,732

For fiscal year 2026 and 2025, the unrecognized net actuarial gains exceeded 10% of the projected benefit obligation at the beginning of the fiscal year, therefore, amortization of such excess has been included in net periodic benefit costs during the years ended March 31, 2026 and 2025. The amortization period is the average remaining service period that active employees are expected to receive benefits, unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants.

The following sets forth the change in accumulated other comprehensive income (loss) during the fiscal years ended March 31, 2026 and 2025 (in thousands):

	March 31,
	2026	2025
Unrecognized actuarial gain	$(1,305)	$(1,396)
Amortization of net actuarial gain	644	466
Change in accumulated other comprehensive income (loss)	$(661)	$(930)

The following sets forth the components of the Company's net periodic pension cost of the noncontributory defined benefit pension plans for the fiscal years ended March 31, 2026, 2025, and 2024 (in thousands):

	Fiscal Years Ended March 31,
	2026	2025	2024
Service cost	$173	$193	$206
Interest cost	1,100	981	999
Amortization of net gain	(644)	(466)	(928)
Net periodic pension cost	$629	$708	$277

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of the change in benefit obligation of the pension plan at March 31, 2026 and 2025 are as follows (in thousands):

	March 31,
	2026	2025
Benefit obligation, at beginning of year	$26,023	$27,051
Service cost	173	193
Interest cost	1,100	981
Benefits paid and other	(841)	(645)
Actuarial gain	(1,305)	(1,396)
Foreign exchange rate impact	1,863	(161)
Benefit obligation, at end of year	$27,013	$26,023

The Company's benefit obligation of the pension plan is reported in the following components of the Company's consolidated balance sheet at March 31, 2026 and 2025:

	March 31,
	2026	2025
Accrued compensation	$997	$830
Accrued long-term retirement benefits	26,016	25,193
Benefit obligation, at end of year	$27,013	$26,023

The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plan at March 31, 2026 and 2025 are as follows (in thousands):

	March 31,
	2026	2025
Fair value to plan assets, at beginning of year	$—	$—
Employer direct benefit payments	841	645
Benefits paid and other	(841)	(645)
Fair value of plan assets, at end of year	$—	$—

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	March 31,
	2026	2025	2024
Discount rate	4.40%	4.00%	3.70%
Rate of compensation increase	3.00%	3.00%	3.00%

During the fiscal year ended March 31, 2026, the Company contributed $0.8 million to its defined benefit pension plan. The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plan in the periods indicated (in thousands):

2027	$997
2028	$1,121
2029	$1,206
2030	$1,282
2031	$1,376
2032-2036	$8,049

NOTE 17 – INCOME TAXES

Income before income tax expense consisted of the following (in thousands):

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Fiscal Years Ended March 31,
	2026	2025	2024
Domestic	$95,578	$(386,859)	$(169,657)
Foreign	22,930	21,065	25,147
	$118,508	$(365,794)	$(144,510)

The components of the income tax expense are as follows (in thousands):

	Fiscal Years Ended March 31,
	2026	2025	2024
Current income tax expense:
Federal	$32,569	$21,766	$32,798
State	6,013	4,548	6,161
Foreign	12,183	12,353	10,238
	50,765	38,667	49,197
Deferred income tax benefit:
Federal	(22,521)	(30,403)	(36,402)
State	(3,478)	(5,267)	(7,611)
Foreign	(1,789)	(1,869)	(1,960)
	(27,788)	(37,539)	(45,973)
	$22,977	$1,128	$3,224

The reconciliation of the income taxes at the federal statutory rate to the reported rate of income taxes pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended March 31, 2026 is as follows:

	Fiscal Years Ended March 31,
	2026
	Amount	Percent
U.S. federal statutory tax rate	$24,886	21.0%
*State and local income tax, net of federal income tax effect	1,877	1.6
Foreign tax effects
United Kingdom
Withholding taxes	3,326	2.8
Other	643	0.5
Other foreign jurisdictions	1,605	1.3
Effect of cross-border tax laws
Foreign-derived intangible income	(11,847)	(10.0)
Foreign branch income	2,460	2.1
Withholding taxes	1,397	1.2
Other	2,026	1.7
Tax credits
Research and development tax credits	(5,140)	(4.3)
Foreign tax credits	(4,274)	(3.6)
Changes in valuation allowance	2,832	2.4
Nontaxable or nondeductible items
Share-based compensation	1,437	1.2
Other	1,749	1.5
Changes in unrecognized tax benefits	—	—
Effective tax rate	$22,977	19.4%
* State taxes in Illinois and New Jersey made up the majority (greater than 50%) of the tax effect in this category.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

The reconciliation of income taxes at the federal statutory rate to the reported rate for income taxes prior to our adoption of ASU 2023-09 for fiscal years ended March 31, 2025 and 2024 is as follows:

	Fiscal Years Ended March 31,
	2025	2024
Statutory U.S. federal tax rate	21%	21%
State taxes, net of federal tax effect	(0.5)	(0.6)
U.S. federal and state research and development tax credits	2.0	6.4
Effect of foreign operations	(0.7)	1.5
Meals and entertainment	(0.2)	(0.9)
Changes in valuation allowance	(0.6)	(4.1)
Goodwill impairment	(22.0)	(28.5)
Share-based compensation	(1.3)	(1.0)
Divestiture	—	(0.6)
Global intangible low taxed income	—	(0.2)
Foreign derived intangible income	3.2	6.3
Foreign withholdings	(1.3)	(1.4)
Other permanent differences	0.1	(0.1)
	(0.3)%	(2.2)%

The components of net deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Years Ended March 31,
	2026	2025
Deferred tax assets:
Accrued expenses	$5,086	$5,056
Capitalized research and development expenses	108,856	92,427
Deferred revenue	25,115	20,356
Reserves	1,991	2,378
Pension and other retiree benefits	1,971	2,265
Net operating loss carryforwards	6,686	6,532
Tax credit carryforwards	35,567	32,042
Share-based compensation	6,635	7,140
Lease liabilities	9,168	10,503
Other	12	—
Total gross deferred tax assets	201,087	178,699
Valuation allowance	(26,607)	(23,088)
Net deferred tax assets	174,480	155,611
Deferred tax liabilities:
Intangible assets	(56,378)	(65,979)
Right-of-use assets	(8,215)	(9,067)
Depreciation	(2,473)	(2,494)
Other deferred tax liabilities	(15,904)	(14,420)
Total deferred tax liabilities	$91,510	$63,651

A reconciliation of income taxes paid, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended March 31, 2026 is as follows:

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fiscal Year Ended March 31,
2026
U.S. Federal	$24,000
U.S. State	4,781
Foreign
United Kingdom	4,331
Other foreign jurisdictions	9,611
Total	$42,723

Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets by considering all positive and negative evidence. The Company weighs objective and verifiable evidence more heavily in this analysis. In situations where the Company concludes that it does not have sufficient objective and verifiable evidence to support the realizability of the asset it creates a valuation allowance against it. As a result, the Company established a valuation allowance of $23.1 million as of March 31, 2025 and $26.6 million as of March 31, 2026, representing an increase of $3.5 million. The increase in the valuation allowance as of March 31, 2026, as compared to March 31, 2025, is primarily due to deferred tax assets related to foreign tax credits that the Company believes are not more likely than not to be realized. If it is later determined the Company is able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets as a tax benefit recorded in the period such determination is made.

At March 31, 2026, the Company had state net operating loss carry forwards of $20 million that are subject to expire at various dates beginning in 2036. At March 31, 2026, the Company also had U.S. foreign tax credit carryforwards and state tax credits of $15 million and $11 million that are subject to expire at various dates beginning 2031 and 2037, respectively. At March 31, 2026, the Company had foreign net operating loss carryforwards of $32 million and foreign tax credit carryforwards of $11 million. The majority of foreign net operating losses and foreign tax credits have no expiration dates. As of March 31, 2026, the Company does not expect any U.S. federal and state net operating losses or research and development tax credits to go unutilized.

The Company files U.S. federal tax returns and files returns in various state, local and foreign jurisdictions. With respect to the U.S. federal and primary jurisdictions, the Company is no longer subject to examinations by tax authorities for tax years before 2019, although carryforward attributes that were generated prior to 2019 may still be adjusted upon examination if they either have been or will be used in a future period. The Company also receives inquiries from various tax jurisdictions during the year, and some of those inquiries may include an audit of tax returns previously filed. In the normal course of business, NetScout and its subsidiaries are examined by various taxing authorities, including the IRS in the United States.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2026, 2025 and 2024 is as follows (in thousands):

	Fiscal Years Ended March 31,
	2026	2025	2024
Balance at April 1,	$724	$1,052	$1,024
Additions based on tax positions related to the current year	28	28	28
Release of tax positions of prior years	—	(356)	—
Balance at March 31,	$752	$724	$1,052

The Company includes interest and penalties accrued in the consolidated financial statements as a component of the tax provision. The interest and penalties are immaterial to the provision. Over the next twelve months, previously unrecognized tax benefits primarily due to the lapse of statute of limitations will be immaterial.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company continues to assert that certain historical book over tax outside basis differences primarily related to unremitted foreign earnings are permanently reinvested. The Company's intent is to only make distributions from its foreign subsidiaries in the future when they can be made at no or an immaterial net tax cost. Unremitted foreign earnings total approximately $129 million. The Company does not expect taxes related to the unremitted foreign earnings to be material if they were distributed, which would primarily consist of foreign withholding taxes.

In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued, including the release of a comprehensive Side-by-Side Package announced by the OECD in January 2026. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Considering the Company does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase its global tax costs. There remains uncertainty as to the final Pillar Two model rules and the Company continues to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions it operates in.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making permanent certain expiring provisions of the Tax Cuts and Jobs Act, including 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs, as well as modifying some of the international tax rules. These changes have not had a material impact on the Company’s income tax provision for the year ended March 31, 2026.

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

The Company has asset retirement obligations (ARO) to return certain leased facilities to their original condition at the end of the respective lease term. The estimated fair value of these ARO liabilities is recognized in the period in which the liability is generated and a corresponding increase to the carrying value of the related asset is recorded and depreciated over the useful life of the asset. The Company's estimates of its ultimate AROs could change because of changes in regulations, the extent of environmental remediations required, the means of reclamation, cost estimates, exit or disposal activities or time period estimates. ARO liabilities totaled $2.3 million and $2.2 million at March 31, 2026 and 2025, respectively. There was an ARO liability balance of $0.2 million included in accrued other, and a balance of $2.1 million included in other long-term liabilities in the consolidated balance sheets for the fiscal year ended March 31, 2026, and a balance of $2.2 million included in other long-term liabilities in the consolidated balance

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

sheets for the fiscal year ended March 31, 2025. Accretion expense related to these liabilities was not material for any periods presented.

Most of the Company's lease agreements contain variable payments, primarily for common area maintenance, which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.

The components of operating lease cost for the fiscal years ended March 31, 2026 and 2025 were as follows (in thousands):

	Fiscal Years Ended March 31,
	2026	2025
Lease cost under long-term operating leases	$11,188	$11,773
Lease cost under short-term operating leases	1,602	1,334
Variable lease cost under short-term and long-term operating leases	3,802	4,148
Total operating lease cost	$16,592	$17,255

The table below presents supplemental cash flow information related to leases during the fiscal years ended March 31, 2026 and 2025 (in thousands):

	Fiscal Years Ended March 31,
	2026	2025
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,464	$5,660

At March 31, 2026 and 2025, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	March 31, 2026	March 31, 2025
Weighted average remaining lease term in years - operating leases	4.18	4.77

Weighted average discount rate - operating leases	4.4%	4.4%

Future minimum payments under non-cancellable leases at March 31, 2026 are as follows (in thousands):

Fiscal Years Ended March 31,
2027	$10,390
2028	10,410
2029	9,313
2030	8,019
2031	4,484
Thereafter	651
Total lease payments	$43,267
Less imputed interest	(3,675)
Present value of lease liabilities	$39,592

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, none of the Company’s current legal proceedings and claims, if determined adversely and based on the information known to the management as of the date of this Annual Report, is expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements—(Continued)

Unconditional Purchase Obligations

At March 31, 2026, the Company had unconditional purchase obligations of $72.4 million, which represent estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

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

The Company has determined it operates as a single operating segment and has one reportable segment which includes product and service revenue related to the sale of enterprise observability, carrier service assurance, cybersecurity, and DDoS protection solutions. The Company's results for the one reportable segment are the same as presented in the Company's consolidated statements of operations and there is no expense information that is supplemental to those disclosed in these consolidated financial statements, which are regularly provided to the CODM. The measure of segment assets is reported on the Company's consolidated balance sheet as total assets. Segment asset information is not used by the CODM to allocate resources.

Geographic Information

The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and export controls. Total revenue by geography is as follows (in thousands):

	Fiscal Years Ended March 31,
	2026	2025	2024
United States	$474,359	$465,470	$470,338
Europe	158,766	156,715	146,915
Asia	63,075	63,624	65,396
Rest of the world	163,282	136,870	146,806
	$859,482	$822,679	$829,455

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

NOTE 21 – SUBSEQUENT EVENT

On May 1, 2026, the Company acquired the assets of DigiCert, Inc.’s DDoS protection business, for cash consideration of $55.0 million, subject to customary post-closing adjustments and conditions. The Company is in the process of finalizing the accounting for this transaction and expects to complete the preliminary purchase price allocation in the first quarter of fiscal 2027.

NetScout Systems, Inc.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Fiscal Year	Additions Resulting in Charges to Operations	Recoveries to Other Accounts	Deductions Due to Write-Offs	Balance at End of Fiscal Year
Fiscal year ended March 31, 2024
Allowance for credit loss	$675	$485	$—	$(681)	$479
Deferred tax asset valuation allowance	$15,612	$5,571	$—	$—	$21,183
Fiscal year ended March 31, 2025
Allowance for credit loss	$479	$195	$(447)	$(13)	$214
Deferred tax asset valuation allowance	$21,183	$2,806	$—	$(901)	$23,088
Fiscal year ended March 31, 2026
Allowance for credit loss	$214	$163	$(56)	$(192)	$129
Deferred tax asset valuation allowance	$23,088	$3,519	$—	$—	$26,607

S-1