Form 10-Q
period 2026-06-30
NETSCOUT SYSTEMS INC
filed 2026-08-06
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of July 28, 2026 was 72,707,312.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

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

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and other parts of this Quarterly Report contain forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. These forward-looking statements involve risks and uncertainties. Examples of forward-looking statements include statements that relate to future events or our future financial performance or liquidity, and other statements that are not historical facts. You can identify forward-looking statements by their use of forward-looking words such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission (SEC) on May 14, 2026, and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	June 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$552,828	$586,499
Marketable securities	76,583	81,458
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $80 and $129 at June 30, 2026 and March 31, 2026, respectively	79,966	151,473
Inventories and deferred costs	20,909	13,321
Prepaid income taxes	16,095	6,159
Prepaid expenses and other current assets	25,877	28,972
Total current assets	772,258	867,882
Fixed assets, net	26,158	23,558
Operating lease right-of-use assets	36,026	35,553
Goodwill	1,096,593	1,070,592
Intangible assets, net	226,733	214,295
Deferred income taxes	99,219	93,735
Long-term marketable securities	39,062	37,188
Other assets	14,789	11,714
Total assets	$2,310,838	$2,354,517
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,536	$23,492
Accrued compensation	61,162	84,515
Accrued other	13,451	20,012
Income taxes payable	805	1,655
Deferred revenue and customer deposits	313,327	330,601
Current portion of operating lease liabilities	10,836	9,874
Total current liabilities	423,117	470,149
Other long-term liabilities	6,430	6,568
Deferred tax liability	2,189	2,225
Accrued long-term retirement benefits	27,938	28,336
Long-term deferred revenue and customer deposits	158,996	168,261
Operating lease liabilities, net of current portion	29,144	29,718
Total liabilities	647,814	705,257
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 authorized; none issued or outstanding	—	—
Common stock, $0.001 par value: 300,000,000 authorized; 138,474,142 and 136,628,693 issued and 72,700,450 and 71,464,664 outstanding	138	136
Additional paid-in capital	3,342,802	3,325,400
Accumulated other comprehensive income	3,893	4,032
Treasury stock at cost, 65,773,692 and 65,164,029	(1,756,732)	(1,731,396)
Retained earnings	72,923	51,088
Total stockholders’ equity	1,663,024	1,649,260
Total liabilities and stockholders’ equity	$2,310,838	$2,354,517

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended
	June 30,
	2026	2025
Revenue:
Product	$86,006	$72,993
Service	124,417	113,754
Total revenue	210,423	186,747
Cost of revenue:
Product	9,672	11,925
Service	34,818	31,497
Total cost of revenue	44,490	43,422
Gross profit	165,933	143,325
Operating expenses:
Research and development	42,354	39,789
Sales and marketing	72,751	70,595
General and administrative	25,716	27,857
Amortization of acquired intangible assets	10,610	11,119
Restructuring charges	25	529
Total operating expenses	151,456	149,889
Income (loss) from operations	14,477	(6,564)
Interest and other income, net:
Interest income	4,329	3,211
Interest expense	(431)	(415)
Other income, net	583	940
Total interest and other income, net	4,481	3,736
Income (loss) before income tax (benefit) expense	18,958	(2,828)
Income tax (benefit) expense	(2,877)	851
Net income (loss)	$21,835	$(3,679)
Basic net income (loss) per share	$0.30	$(0.05)
Diluted net income (loss) per share	$0.29	$(0.05)
Weighted average common shares outstanding used in computing:
Net income (loss) per share - basic	71,812	71,729
Net income (loss) per share - diluted	74,597	71,729

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2026	2025
Net income (loss)	$21,835	$(3,679)
Other comprehensive income (loss):
Cumulative translation adjustments	45	143
Changes in market value of investments:
Changes in unrealized losses, net of related tax effects	(129)	(1)
Total net change in market value of investments	(129)	(1)
Changes in market value of derivatives:
Changes in market value of derivatives, net of related tax effects	(116)	252
Reclassification adjustment for net gains (losses) included in net income (loss), net of related tax effects	61	(130)
Total net change in market value of derivatives	(55)	122
Other comprehensive income (loss)	(139)	264
Comprehensive income (loss)	$21,696	$(3,415)

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30, 2026
	Common stock		Additional Paid	Accumulated Other Comprehensive	Treasury stock		Retained	Total Stockholders’
	Shares	Par Value	In Capital	Income	Shares	Stated Value	Earnings	Equity
Balance, March 31, 2026	136,628,693	$136	$3,325,400	$4,032	65,164,029	$(1,731,396)	$51,088	$1,649,260
Net income							21,835	21,835
Unrealized net investment losses				(129)				(129)
Unrealized net losses on derivative financial instruments				(55)				(55)
Cumulative translation adjustments				45				45
Issuance of common stock pursuant to vesting of restricted stock units	1,845,449	2						2
Stock-based compensation expense for restricted stock units granted to employees			17,402					17,402
Shares withheld for employee taxes related to equity awards					609,663	(25,336)		(25,336)
Balance, June 30, 2026	138,474,142	$138	$3,342,802	$3,893	65,773,692	$(1,756,732)	$72,923	$1,663,024

	Three Months Ended June 30, 2025
	Common stock		Additional Paid	Accumulated Other Comprehensive	Treasury stock		Accumulated	Total Stockholders’
	Shares	Par Value	In Capital	Income	Shares	Stated Value	Deficit	Equity
Balance, March 31, 2025	134,038,262	$134	$3,255,333	$4,073	61,978,025	$(1,654,702)	$(44,443)	$1,560,395
Net loss							(3,679)	(3,679)
Unrealized net investment losses				(1)				(1)
Unrealized net gains on derivative financial instruments				122				122
Cumulative translation adjustments				143				143
Issuance of common stock pursuant to vesting of restricted stock units	1,818,829	1						1
Stock-based compensation expense for restricted stock units granted to employees			19,349					19,349
Shares withheld for employee taxes related to equity awards					597,115	(13,765)		(13,765)
Repurchase of treasury stock					761,249	(15,014)		(15,014)
Balance, June 30, 2025	135,857,091	$135	$3,274,682	$4,337	63,336,389	$(1,683,481)	$(48,122)	$1,547,551

The accompanying notes are an integral part of these consolidated financial statements

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$21,835	$(3,679)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	14,438	14,457
Operating lease right-of-use asset	2,422	2,497
Loss on disposal of fixed assets	4	5
Accretion of discounts on marketable securities	(515)	—
Share-based compensation expense	17,965	19,959
Deferred income taxes	(4,221)	(6,432)
Gain on equity investment	—	(2,501)
Unrealized foreign exchange losses	367	—
Realized (gains) losses on derivatives	(21)	11
Changes in assets and liabilities
Accounts receivable and unbilled costs	79,016	71,804
Inventories and deferred costs	(7,614)	(1,053)
Prepaid expenses and other assets	(6,500)	(1,183)
Accounts payable	301	(3,752)
Accrued compensation and other expenses	(31,705)	(10,116)
Operating lease liabilities	(2,507)	(2,974)
Income taxes payable	(932)	492
Deferred revenue	(31,563)	(3,983)
Net cash provided by operating activities	50,770	73,552
Cash flows from investing activities:
Purchase of marketable securities and investments	(20,161)	(29,031)
Proceeds from sales and maturities of marketable securities	23,750	13,618
Purchase of fixed assets	(3,491)	(1,878)
Acquisition of business	(55,000)	—
Capitalized software development costs	(2,948)	—
Net cash used in investing activities	(57,850)	(17,291)
Cash flows from financing activities:
Issuance of common stock under stock plans	2	1
Treasury stock repurchases	—	(15,014)
Tax withholdings on restricted stock units	(25,336)	(13,765)
Net cash used in financing activities	(25,334)	(28,778)
Effect of exchange rate changes on cash and cash equivalents	(1,257)	4,674
Net (decrease) increase in cash and cash equivalents	(33,671)	32,157
Cash and cash equivalents, beginning of period	586,499	457,415
Cash and cash equivalents, end of period	$552,828	$489,572
Supplemental disclosures:
Cash paid for income taxes	$12,215	$8,530
Non-cash transactions:
Transfers of inventory to fixed assets	$492	$476
Additions to property, plant and equipment included in accounts payable	$203	$457
Stock-based compensation included in fixed assets and other assets	$490	$—

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the SEC on May 14, 2026.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Recently Adopted Accounting Standard

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, during the first quarter of fiscal year ended March 31, 2027. This ASU allows companies to elect a practical expedient to simplify the measurement of credit losses for certain receivables and contract assets. The Company elected to apply the practical expedient prospectively. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

Accounting Standards Issued and Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which include purchases of inventory, employee compensation, depreciation, and intangible asset amortization that are included on the face of the statements of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is effective for the Company beginning with its fiscal year ending March 31, 2028. The Company is in the process of evaluating the impact that the adoption of ASU 2024-03 will have on its disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 350-40): Update to modernize the accounting for internal-use software costs. ASU 2025-06 removes all references to software project development stages and clarifies the recognition threshold that entities must meet to begin capitalizing costs. ASU 2025-06 is effective for the Company beginning with its fiscal year ending March 31, 2029. The Company is currently evaluating the impact of this standard and does not expect the adoption of ASU 2025-06 to have a material impact on its consolidated financial statements and disclosures.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 – BUSINESS COMBINATION

DigiCert DDoS Protection Business Acquisition

On May 1, 2026, the Company acquired the assets and certain liabilities comprising DigiCert, Inc.'s distributed denial-of-service ("DDoS") protection business pursuant to an Asset Purchase Agreement (the "Acquisition").

The aggregate purchase price was $55.0 million, which consisted of $55.0 million cash consideration paid at closing, pending the final determination of any post-closing net working capital adjustment. The results of operations of the acquired business have been included in the Company's consolidated financial statements from May 1, 2026.

The acquisition has been accounted for as a business combination under Accounting Standards Codification 805, Business Combinations. Goodwill and intangible assets recorded as part of the acquisition are deductible for tax purposes. The Company determined that the results of operations related to the DDoS business are not material. As such, the pro forma information is not required for the period ended June 30, 2026. The following table summarizes the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date (in thousands):

Accounts receivable	$7,539
Prepaid expenses and other current assets	484
Deferred tax assets	1,200
Operating lease right-of-use assets	2,730
Property and equipment	3,115
Customer relationships intangible asset	24,300
Total assets acquired	$39,368

Accounts payable	$(512)
Deferred revenue	(4,988)
Current portion of operating lease liabilities	(1,057)
Other current liabilities	(681)
Long-term deferred revenue	(135)
Operating lease liabilities, net of current portion	(1,673)
Total liabilities assumed	(9,046)
Net identifiable assets acquired	30,322
Goodwill	24,678
Total purchase price	$55,000

The fair value of the intangible asset was based on a valuation using an income approach. The underlying assumptions include the estimated cash flows to be generated by the existing customer relationships. This fair value measurement was based on significant inputs not observable in the market and thus represents Level 3 fair value measurement. Customer relationship intangible assets are subject to amortization and will be amortized on a straight-line basis over an estimated useful life of 15 years, representing the period over which the Company expects to benefit from the acquired customer relationships.

From the acquisition date through June 30, 2026, the acquired assets did not contribute material revenue or net income to the Company’s consolidated results of operations.

The purchase price allocation is preliminary because the Company is continuing to evaluate the fair values of certain acquired assets and assumed liabilities and working capital balances. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Measurement-period adjustments will be recorded in the period identified, with a corresponding adjustment to goodwill. The Company expects to finalize the acquisition accounting during the measurement period, which may extend up to one year from the acquisition date. Subsequent to the

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

measurement period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is identified.

NOTE 3 – REVENUE

Deferred Revenue

During the three months ended June 30, 2026, the Company recognized revenue of $107.5 million related to the Company's deferred revenue balance reported at March 31, 2026.

Performance Obligations

The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at June 30, 2026.

At June 30, 2026, the Company had total deferred revenue and customer deposits of $472.3 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $313.3 million, or 66%, of this revenue during the next 12 months, and expects to recognize the remaining $159.0 million, or 34%, of this revenue thereafter.

The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the three months ended June 30, 2026.

Costs to Obtain Contracts

At June 30, 2026, the consolidated balance sheet included $12.2 million in assets related to sales commissions to be expensed in future periods. A balance of $6.6 million was included in prepaid expenses and other current assets, and a balance of $5.6 million was included in other assets in the Company's consolidated balance sheet at June 30, 2026. At March 31, 2026, the consolidated balance sheet included $10.9 million in assets related to sales commissions to be expensed in future periods. A balance of $6.0 million was included in prepaid expenses and other current assets, and a balance of $4.9 million was included in other assets in the Company's consolidated balance sheet at March 31, 2026.

During the three months ended June 30, 2026 and 2025, the Company recognized $2.2 million and $1.9 million of amortization related to this sales commission asset, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.

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

The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2026	$129
Additions resulting in charges to operations	3
Recoveries to other accounts	(52)
Balance at June 30, 2026	$80

NOTE 4 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, marketable securities and investments are placed with financial institutions with high credit standings.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2026, no channel partners and no direct customers accounted for 10% or more of the accounts receivable balance. At March 31, 2026, one channel partner and no direct customers accounted for more than 10% of the accounts receivable balance.

During the three months ended June 30, 2026, and June 30, 2025, no channel partners and no direct customers accounted for 10% or more of the Company's total revenue.

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

NOTE 5 – SHARE-BASED COMPENSATION

On September 10, 2025, the Company's stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan (Amended 2019 Plan) to further increase the number of shares reserved for issuance by 3,500,000 from 27,794,651 shares to 31,294,651 shares. As of June 30, 2026, an aggregate of 6,063,690 shares remained available for grant under the Amended 2019 Plan.

Employee Stock Purchase Plan (ESPP) – During the three months ended June 30, 2026, no shares were purchased under the ESPP.

The following is a summary of share-based compensation expense including restricted stock units and performance-based restricted stock units granted pursuant to the Company's Amended 2019 Plan, and employee stock purchases made under the ESPP, based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Cost of product revenue	$403	$413
Cost of service revenue	2,714	2,747
Research and development	5,310	5,532
Sales and marketing	6,242	6,889
General and administrative	3,296	4,378
	$17,965	$19,959

NOTE 6 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, agency bonds, money market instruments and cash maintained with various financial institutions at June 30, 2026 and March 31, 2026.

Marketable Securities

The following is a summary of marketable securities held by the Company at June 30, 2026, classified as short-term and long-term (in thousands):

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Amortized Cost	Unrealized (Losses)	Fair Value
Type of security:
Commercial paper	$41,028	$—	$41,028
U.S. government and municipal obligations	13,061	(28)	$13,033
Agency bonds	8,488	(9)	$8,479
Certificates of deposit	7,836	—	$7,836
Corporate bonds	6,226	(19)	$6,207
Total short-term marketable securities	76,639	(56)	76,583
Agency bonds	33,405	(226)	33,179
U.S. government and municipal obligations	5,895	(12)	$5,883
Total long-term marketable securities	39,300	(238)	39,062
Total marketable securities	$115,939	$(294)	$115,645

The following is a summary of marketable securities held by the Company at March 31, 2026, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized (Losses)	Fair Value
Type of security:
Commercial paper	$48,793	$—	$48,793
U.S. government and municipal obligations	12,050	(3)	12,047
Agency bonds	8,413	(2)	8,411
Corporate bonds	6,169	(10)	6,159
Certificates of deposit	6,048	—	6,048
Total short-term marketable securities	81,473	(15)	81,458
Agency bonds	33,254	(101)	33,153
U.S. government and municipal obligations	4,045	(10)	4,035
Total long-term marketable securities	37,299	(111)	37,188
Total marketable securities	$118,772	(126)	$118,646

Contractual maturities of the Company's marketable securities held at June 30, 2026 and March 31, 2026 were as follows (in thousands):

	June 30, 2026	March 31, 2026
Available-for-sale securities:
Due in 1 year or less	$76,583	$81,458
Due after 1 year through 5 years	39,062	37,188
	$115,645	$118,646

Investments

On August 4, 2025, the Company sold its entire equity investment in Napatech, receiving cash proceeds of $11.8 million. During the three months ended June 30, 2025, the Company recognized a $2.5 million gain, on the Napatech equity investment in other (expense) income, net. For the three months ended June 30, 2025, the unrealized gain related to foreign currency translation on the equity investment in Napatech was $1.0 million.

NOTE 7 – FAIR VALUE MEASUREMENTS

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs. The following tables present

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at June 30, 2026 and March 31, 2026 (in thousands):

	Fair Value Measurements at
	June 30, 2026
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$483,776	$69,052	$—	$552,828
Agency bonds	41,658	—	—	41,658
Commercial paper	—	41,028	—	41,028
U.S. government and municipal obligations	18,916	—	—	18,916
Certificates of deposit	—	7,836	—	7,836
Corporate bonds	6,207	—	—	6,207
Derivative financial instruments	—	18	—	18
	$550,557	$117,934	$—	$668,491
LIABILITIES:
Derivative financial instruments	$—	$(306)	$—	$(306)
	$—	$(306)	$—	$(306)

	Fair Value Measurements at
	March 31, 2026
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$531,929	$54,570	$—	$586,499
Commercial paper	—	48,793	—	48,793
Agency bonds	41,564	—	—	41,564
U.S. government and municipal obligations	16,082	—	—	16,082
Corporate bonds	6,159	—	—	6,159
Certificates of deposit	—	6,048	—	6,048
Derivative financial instruments	—	22	—	22
	$595,734	$109,433	$—	$705,167
LIABILITIES:
Derivative financial instruments	$—	$(258)	$—	$(258)
	$—	$(258)	$—	$(258)

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 8 – INVENTORIES AND DEFERRED COSTS

Inventories consist of the following (in thousands):

	June 30, 2026	March 31, 2026
Raw materials	$13,408	$7,516
Work in process	61	—
Finished goods	5,727	4,035
Deferred costs	1,713	1,770
	$20,909	$13,321

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

At June 30, 2026 and March 31, 2026, the carrying amounts of goodwill were $1.1 billion.

The change in the carrying amount of goodwill for the three months ended June 30, 2026 is primarily due to the May 1, 2026 DigiCert DDoS protection business acquisition.

The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2026 as follows (in thousands):

Balance at March 31, 2026	$1,070,592
Goodwill acquired during the period	24,678
Foreign currency translation impact	1,323
Balance at June 30, 2026	$1,096,593

Intangible Assets

The net carrying amounts of intangible assets were $226.7 million and $214.3 million at June 30, 2026 and March 31, 2026, respectively.

Intangible assets include the following amortizable intangible assets at June 30, 2026 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$249,632	$(246,265)	$3,367
Customer relationships	792,683	(574,181)	218,502
Distributor relationships	5,183	(4,511)	672
Definite lived trade name	57,894	(53,843)	4,051
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,067)	141
	$1,117,109	$(890,376)	$226,733

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Intangible assets include the following amortizable intangible assets at March 31, 2026 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$250,068	$(246,330)	$3,738
Customer relationships	769,934	(564,880)	205,054
Distributor relationships	5,209	(4,457)	752
Definite lived trademark and trade name	57,962	(53,356)	4,606
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,063)	145
	$1,094,890	$(880,595)	$214,295

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses. Amortization included as cost of service revenue consists of customer relationships. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Amortization of intangible assets included as:
Cost of product revenue	$451	$630
Cost of service revenue	270	—
Operating expense	10,610	11,124
	$11,331	$11,754

The following is the expected future amortization expense at June 30, 2026 for the fiscal years ending March 31 (in thousands):

2027 (remaining nine months)	$34,322
2028	42,797
2029	33,371
2030	30,474
2031	24,872
Thereafter	60,897
$226,733

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The notional amounts and fair values of derivative instruments used to manage foreign cash flow exposures in the consolidated balance sheets at June 30, 2026 and March 31, 2026 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026
Derivatives designated as hedging instruments:
Forward contracts	$11,387	$11,023	$18	$22	$306	$258
	$11,387	$11,023	$18	$22	$306	$258

(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides the effect foreign exchange forward contracts had on other comprehensive income (loss), and results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	June 30, 2026	June 30, 2025	Location	June 30, 2026	June 30, 2025
Forward contracts	$(153)	$330	Research and development	$49	$(2)
			Sales and marketing	31	(168)
	$(153)	$330		$80	$(170)

(a)
The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)
The amount represents reclassification from other comprehensive income (loss) to earnings that occurs when the hedged item affects earnings.

The Company had no forward exchange contracts not designated as hedging instruments during the three months ended June 30, 2026 and 2025.

NOTE 11 – LONG-TERM DEBT

On October 4, 2024, the Company entered into the Third Amended and Restated Credit Agreement, which provides for a $600.0 million senior secured revolving credit facility maturing on October 4, 2029. At June 30, 2026 and March 31, 2026, there were no amounts outstanding under the Third Amended and Restated Credit Agreement.

The Third Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Third Amended and Restated Credit Agreement. At June 30, 2026, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.

The Company had unamortized capitalized debt issuance costs, net of $2.4 million at June 30, 2026, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance of $0.7 million was included as prepaid expenses and other current assets and a balance of $1.7 million was included as other assets in the Company's consolidated balance sheet at June 30, 2026.

NOTE 12 – RESTRUCTURING CHARGES

During the fiscal year 2025, the Company implemented a voluntary separation program (VSP) for employees who met certain age and service requirements to reduce overall headcount. As a result of the related workforce reduction, the Company recorded restructuring charges of $19.6 million to one-time termination benefits for one hundred forty-two employees who voluntarily terminated their employment with the Company during the fiscal year ended March 31, 2025. All one-time termination benefits were paid in full during the first quarter of the fiscal year ending March 31, 2026.

In addition to the VSP, during the third quarter of fiscal year 2025, the Company entered into transition agreements that provided termination benefits for certain employees to ensure an orderly transition of responsibilities for continuity purposes. As a result of the related workforce changes, during the fiscal year ended March 31, 2026, the Company recorded restructuring charges totaling $0.9 million. During the three months ended June 30, 2026, the Company recorded restructuring charges of less than $0.1 million. The Company estimates approximately $0.1 million in remaining additional restructuring charges that will be recorded through the fiscal year ending March 31, 2027.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides a summary of the activity related to the restructuring plan and the related restructuring liability (in thousands):

VSP
Employee-Related
Balance at March 31, 2026	$140
Restructuring charges to operations	25
Balance at June 30, 2026	$165

NOTE 13 – LEASES

The components of operating lease cost for the three months ended June 30, 2026 and 2025, respectively, were as follows (in thousands):

	Three Months Ended
	June 30, 2026	June 30, 2025
Lease cost:
Lease cost under long-term operating leases	$2,630	$2,853
Lease cost under short-term operating leases	467	336
Variable lease cost under short-term and long-term operating leases	1,019	962
Total operating lease cost	$4,116	$4,151

The table below presents supplemental cash flow information related to leases during the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended
	June 30, 2026	June 30, 2025
Right-of-use assets obtained in exchange for new operating lease liabilities	$123	$767

At June 30, 2026 and March 31, 2026, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	June 30, 2026	March 31, 2026
Weighted average remaining lease term in years - operating leases	3.96	4.18
Weighted average discount rate - operating leases	4.4%	4.4%

Future minimum payments under non-cancellable leases at June 30, 2026 are as follows (in thousands):

Year ending March 31:
2027 (remaining nine months)	$8,611
2028	11,371
2029	10,143
2030	8,222
2031	4,479
Thereafter	646
Total lease payments	$43,472
Less imputed interest	$(3,492)
Present value of lease liabilities	$39,980

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – TREASURY STOCK

There was no share repurchase during the three months ended June 30, 2026. At June 30, 2026, approximately 20.5 million shares of common stock remained available to be purchased under the current share repurchase program.

In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 0.6 million shares and 0.6 million shares at a cost of $25.3 million and $13.8 million, respectively, related to minimum statutory tax withholding requirements during the three months ended June 30, 2026 and 2025, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.

NOTE 16 – NET INCOME (LOSS) PER SHARE

Calculations of the basic and diluted net income (loss) per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended
	June 30,
	2026	2025
Numerator:
Net income (loss)	$21,835	$(3,679)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	71,812	71,729
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	2,785	-
Denominator for diluted net income (loss) per share- weighted average shares outstanding	74,597	71,729
Net income (loss) per share:
Basic net income (loss) per share	$0.30	$(0.05)
Diluted net income (loss) per share	$0.29	$(0.05)

The following table sets forth restricted stock units excluded from the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Restricted stock units	268	1,647

As the Company incurred a net loss during the three months ended June 30, 2025, all outstanding restricted stock units (including performance-based restricted stock units) have an anti-dilutive effect and are therefore excluded from the computation of diluted weighted average shares outstanding.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 17 – INCOME TAXES

Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes and U.S. taxation on foreign earnings, which are partially offset by research and development tax credits and the foreign derived intangible income deduction.

The Company's effective tax rates were (15.2)% and 30.1% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 differed from the effective tax rate for the three months ended June 30, 2025, primarily related to an increase in the forecasted benefit of the foreign derived intangible income deduction, a significant benefit related to stock compensation and a decrease in foreign withholding taxes.

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operating segments are determined based on the units that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by the chief operating decision-maker (CODM). The Company's President and CEO is the CODM. Operating results are reviewed by the CODM at the consolidated entity level for the purpose of making resource allocation decisions and for evaluating financial performance, primarily by monitoring actual results compared to forecasted results as well as by reviewing year-over-year results. The Company's CODM evaluates company-wide performance and determines allocation of resources based on multiple performance measures, including but not limited to net income (loss).

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

Total revenue by geography is as follows (in thousands):

	Three Months Ended
	June 30,
	2026	2025
United States	$124,754	$100,504
Europe	35,980	30,714
Asia	13,576	15,050
Rest of the world	36,113	40,479
	$210,423	$186,747

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission (SEC) on May 14, 2026 (Annual Report). This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part I, Item 1A "Risk Factors" in our Annual Report. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled "Cautionary Statement Concerning Forward-Looking Statements" that appears at the beginning of this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this Quarterly Report (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are an industry leader with over four decades of experience in providing enterprise network observability, carrier service assurance, AIOps, cybersecurity, and DDoS, protection solutions. Our unique visibility platform and solutions are powered by our pioneering DPI, technology at scale, which is used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end-user experience, and protect their networks from attack. The majority of our solutions are designed to provide Smart Data, a high-fidelity, decision-grade data foundation derived from real-time network activity across legacy, hybrid, and cloud-native environments. This data is designed to enable a unified view of performance, availability, and security, support faster root-cause analysis and operational decision-making, and is increasingly used to inform broader observability platforms and automated and AI-driven workflows. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, service interruptions, poor service quality, or compromised data, thereby reducing mean time to resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives, such as migration to cloud environments and to the edges of their networks; the rapidly evolving cybersecurity threat landscape; advancements in artificial intelligence and business analytics that can enhance observability and are increasing the need for high-quality, real-time data to support automated and AI-driven operations; and the continued evolution and potential opportunities related to 5G technology across both the service provider and enterprise customer verticals.

Our operating results are affected by a variety of factors, including customer demand, product and services mix, pricing, operating costs, competition, and our ability to successfully execute our growth and strategic initiatives. See Part I, Item 1A, “Risk Factors” in our Annual Report for additional information regarding factors that may affect our business and operating results.

On May 1, 2026, the Company acquired the assets and certain liabilities comprising DigiCert, Inc.'s DDoS protection business pursuant to an Asset Purchase Agreement (the "Acquisition"). The Digicert DDoS protection business acquisition enhances the Company’s cybersecurity offerings and enables the integration of certain infrastructure of the Company’s Arbor Cloud network, while expanding its DDoS protection capabilities. The DigiCert DDoS protection business acquisition is expected to contribute approximately $20 million in annualized revenue from the acquisition date, while providing the Company with greater control of the Arbor Cloud network and a clearer path to scaling cloud-based services over time.

Global and Macroeconomic Conditions

We continue to closely monitor current global and macroeconomic conditions, including the impacts of armed conflicts or warfare, global geopolitical tension, stock market volatility, industry-specific capital spending trends, exchange rate fluctuations, inflation, interest rates, international trade relations (including trade protection measures, such as tariffs and other trade barriers), and the risk of a recession, including the manner and extent to which they have impacted and could continue to impact our business, customers, employees, supply chain, and distribution network. In addition, our industry is experiencing AI-related supply-chain dynamics which could influence the timing and size of certain customer orders. The full extent of the impacts of these global and macroeconomic conditions remains dynamic. We remain optimistic but cognizant of ongoing macroeconomic dynamics and constrained customer spending in the service provider market and firmly focused on driving product innovation, sustaining annual revenue growth, and enhancing margins through continued disciplined cost management as we navigate the current macroeconomic landscape. As a result, we have continued our efforts to manage discretionary costs and align spending with the current environment while we continue to execute on our long-term strategic plans.

Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we believe our current cash reserves and access to capital through our revolving credit facility leave us well-positioned to manage our business in today's environment. We expect net cash provided by operations combined with cash, cash equivalents, marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, we had $600 million available under a revolving credit facility based on covenant levels at June 30, 2026.

Results Overview

Total revenue increased $23.7 million, or 13%, for the three months ended June 30, 2026, as compared to total revenue for the three months ended June 30, 2025, driven by increases in both product and service revenue. Growth was primarily driven by demand for service assurance offerings from enterprise customer channels. U.S. revenue increased 24% while international revenue decreased 1%.

Our gross profit percentage increased 2 percentage points to 79 % during the three months ended June 30, 2026, as compared with the three months ended June 30, 2025, primarily due to increased product revenue growth and a more favorable product mix associated with increased licensing of our software products.

Net income for the three months ended June 30, 2026 was $21.8 million, as compared with a net loss for the three months ended June 30, 2025 of $3.7 million. The increase of $25.5 million in net income was primarily due to a $23.7 million increase in revenue, $3.7 million increase in tax benefit, $3.4 million increase in capitalized software, $1.1 million increase in interest income, partially offset by $11.8 million increase in employee-related expenses primarily due to an increase in variable incentive compensation.

At June 30, 2026, we had cash, cash equivalents, marketable securities and investments (current and non-current) of $668.5 million. This represents a decrease of $36.7 million from $705.1 million at March 31, 2026. This decrease was primarily due to $55.0 million used in the acquisition of the DDoS Protection Business of DigiCert, $25.3 million used for tax withholdings on restricted stock units, $20.2 million in purchases of marketable securities, and $3.5 million used for capital expenditures, partially offset by $50.8 million of net cash provided by operations, and $23.8 million in proceeds from the maturity of marketable securities during the three months ended June 30, 2026.

Use of Non-GAAP Financial Measures

We supplement the United States GAAP financial measures we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, non-GAAP diluted net income per share, and adjusted EBITDA. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets, share-based compensation expense, and acquisition-related depreciation expense from gross profit (GAAP). Non-GAAP income from operations includes the aforementioned adjustments related to non-GAAP gross profit and also removes executive transition costs, and restructuring charges from income (loss) from operations (GAAP). Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations, and also removes the income tax effects of such adjustments from net income (loss) (GAAP). Non-GAAP diluted net income per share is non-GAAP net income divided by total outstanding shares on a diluted basis. Adjusted EBITDA includes the aforementioned adjustments related to non-GAAP net income and also removes interest and other expense, income tax expense, and non-acquisition related depreciation from net income (GAAP). Beginning in the third quarter of fiscal year 2026, we have renamed non-GAAP EBITDA from operations to adjusted EBITDA. We now reconcile this metric to GAAP net income; however, the adjustments included, and the resulting amounts are unchanged from prior periods. This change is intended to align terminology with common market practice.

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

The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three months ended June 30, 2026 and 2025, respectively (dollars in thousands, except for per share data):

	Three months ended
	June 30,
	2026	2025
Revenue	$210,423	$186,747

GAAP gross profit	$165,933	$143,325
Share-based compensation expense	3,117	3,160
Amortization of acquired intangible assets	642	550
Acquisition related depreciation expense	—	2
Non-GAAP gross profit	$169,692	$147,037

GAAP income (loss) from operations	$14,477	$(6,564)
Share-based compensation expense	17,965	19,959
Amortization of acquired intangible assets	11,252	11,669
Restructuring charges	25	529
Executive transition costs	—	959
Acquisition related depreciation expense	—	12
Non-GAAP income from operations	$43,719	$26,564

GAAP net income (loss)	$21,835	$(3,679)
Share-based compensation expense	17,965	19,959
Amortization of acquired intangible assets	11,252	11,669
Restructuring charges	25	529
Executive transition costs	—	959
Acquisition-related depreciation expense	—	12
Income tax adjustments	(12,517)	(4,712)
Non-GAAP net income	$38,560	$24,737

GAAP diluted net income (loss) per share	$0.29	$(0.05)
Per share impact of non-GAAP adjustments identified above	0.23	0.39
Non-GAAP diluted net income per share	$0.52	$0.34

GAAP net income (loss)	$21,835	$(3,679)
Previous adjustments to determine non-GAAP net income	16,725	28,416
Non-GAAP net income	38,560	24,737

Interest and other (income) expense, net non-GAAP	(4,481)	(3,736)
Depreciation excluding acquisition related depreciation expense	3,186	2,776
Income tax expense non-GAAP	9,640	5,563
Adjusted EBITDA	$46,905	$29,340

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

Our accounting policies for revenue recognition and the valuation of goodwill are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report.

Three Months Ended June 30, 2026 and 2025

Revenue

Total revenue increased $23.7 million, or 13% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, driven by increases in both product and service revenue. Product revenue increased 18%, driven by increased enterprise demand for service assurance offerings, which included revenue related to U.S. Government agencies. Service revenue increased 9%, primarily due to the timing and composition of maintenance and contract renewals and to a lesser extent incremental revenue from the DigiCert DDoS protection business acquisition on May 1, 2026. U.S. revenue increased 24%, benefiting from increased enterprise and service provider demand while international revenue decreased 1%. By product line, service assurance revenue increased 20% due to an increase in revenue from enterprise and service provider customers that included the benefit in part from government-related orders, some of which were received earlier than anticipated. Cybersecurity revenue increased 1% due to incremental revenue from the DigiCert DDoS protection business acquisition partially offset by a decrease in product revenue from enterprise customers. From a customer-vertical perspective, enterprise revenue increased 19%, driven by an increase in both product and service revenue and service provider revenue increased 3%.

	Three Months Ended
	June 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$86,006	41%	$72,993	39%	$13,013	18%
Service	124,417	59%	113,754	61%	10,663	9%
Total revenue	$210,423	100%	$186,747	100%	$23,676	13%

Total revenue by geography was as follows:

	Three Months Ended
	June 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
United States	$124,754	59%	$100,504	54%	$24,250	24%
International:
Europe	35,980	17%	30,714	16%	5,266	17%
Asia	13,576	6%	15,050	8%	(1,474)	(10)%
Rest of the world	36,113	18%	40,479	22%	(4,366)	(11)%
Subtotal international	85,669	41%	86,243	46%	(574)	(1)%
Total revenue	$210,423	100%	$186,747	100%	$23,676	13%

Total revenue by product line was as follows:

	Three Months Ended
	June 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$141,628	67%	$118,330	63%	$23,298	20%
Cybersecurity	68,795	33%	68,417	37%	378	1%
Total revenue	$210,423	100%	$186,747	100%	$23,676	13%

Total revenue by customer vertical was as follows:

	Three Months Ended
	June 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$78,443	37%	$75,969	41%	$2,474	3%
Enterprise	131,980	63%	110,778	59%	21,202	19%
Total revenue	$210,423	100%	$186,747	100%	$23,676	13%

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, packaging materials, overhead and amortization of acquired developed technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended
	June 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$9,672	5%	$11,925	6%	$(2,253)	(19)%
Service	34,818	17%	31,497	17%	3,321	11%
Total cost of revenue	$44,490	21%	$43,422	23%	$1,068	2%
Gross profit:
Product $	$76,334	36%	$61,068	33%	$15,266	25%
Product gross profit %	89%		84%
Service $	$89,599	43%	$82,257	44%	$7,342	9%
Service gross profit %	72%		72%
Total gross profit $	$165,933		$143,325		$22,608	16%
Total gross profit %	79%		77%		2%

Product. The 19%, or $2.3 million, decrease in cost of product revenue for the three months ended June 30, 2026 compared to the same period last year was primarily due to a more favorable product mix associated with increased licensing of our software products.

Service. The 11%, or $3.3 million, increase in cost of service revenue for the three months ended June 30, 2026 compared to the same period last year was primarily driven by an increase in employee-related variable incentive compensation, and a $1.4 million increase in personnel costs driven by increased headcount from our DigiCert DDoS protection business acquisition. Our service gross profit percentage was consistent at 72% during the three months ended June 30, 2026 as compared with the three months ended June 30, 2025.

Operating Expenses

	Three Months Ended
	June 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Research and development	$42,354	20%	$39,789	21%	$2,565	6%
Sales and marketing	72,751	35%	70,595	38%	2,156	3%
General and administrative	25,716	12%	27,857	15%	(2,141)	(8)%
Amortization of acquired intangible assets	10,610	5%	11,119	6%	(509)	(5)%
Restructuring	25	—%	529	—%	(504)	(95)%
Total operating expenses	$151,456	72%	$149,889	80%	$1,567	1%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 6%, or $2.6 million, increase in research and development expenses for the three months ended June 30, 2026 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation and an increase of $1.4 million in personnel costs driven by increased headcount from our DigiCert DDoS protection business acquisition, partially offset by an increase in capitalized software development costs.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

The 3%, or $2.2 million, increase in total sales and marketing expenses for the three months ended June 30, 2026 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, finance, legal and human resource employees, overhead and other corporate expenditures.

The 8%, or $2.1 million, decrease in general and administrative expenses for the three months ended June 30, 2026 compared to the same period last year was primarily due to a $1.1 million decrease in stock based compensation driven by the retirement of our former Chief Financial Officer and Chief Operating Officer, a $1.0 million decrease associated with the elimination of the costs associated with the previous one-year senior advisor roles of our former Chief Financial Officer and Chief Operating Officer, a $0.5 million decrease in professional service costs, a $0.5 million decrease in legal expenses, and a $0.4 million increase in software capitalization, partially offset by an increase in employee-related variable incentive compensation.

Interest and Other Income, Net. Interest and other income, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended
	June 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Interest and other income, net	$4,481	2%	$3,736	2%	$745	20%

The 20%, or $0.7 million, increase in interest and other income (expense), net, for the three months ended June 30, 2026 compared to the same period last year was primarily due to a $1.8 million decrease in foreign exchange expense and a $1.1 million increase in interest, offset by a $2.5 million decrease in the change in fair value of our prior equity investment in Napatech that was sold in August 2025.

Income Tax Expense

	Three Months Ended
	June 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Income tax (benefit) expense	$(2,877)	(1)%	$851	— %	$(3,728)	(438)%

The effective tax rates were (15.2)% and 30.1% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 differed from the effective tax rate for the three months ended June 30, 2025, primarily related to an increase in the forecasted benefit of the foreign derived intangible income deduction, a significant benefit related to stock compensation and a decrease in foreign withholding taxes.

Backlog

We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at June 30, 2026 was $32.9 million compared to $50.8 million at March 31, 2026. Combined product backlog included fulfillable backlog of $27.9 million and $45.8 million at June 30, 2026 and March 31, 2026, respectively.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and investments consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Cash and cash equivalents	$552,828	$586,499
Short-term marketable securities	76,583	81,458
Long-term marketable securities	39,062	37,188
Cash, cash equivalents and marketable securities	$668,473	$705,145

Cash, cash equivalents, marketable securities and investments

Cash and short-term investments held outside of the United States was approximately $250.8 million.

Cash and cash equivalents were impacted by the following:

	Three Months Ended
	June 30,
	(in thousands)
	2026	2025
Net cash provided by operating activities	$50,770	$73,552
Net cash used in investing activities	$(57,850)	$(17,291)
Net cash used in financing activities	$(25,334)	$(28,778)

Net cash from operating activities

Net cash provided by operating activities of $50.8 million for three months ended June 30, 2026, was primarily attributable to a $25.5 million increase in net income, as adjusted for share-based compensation expense, depreciation and amortization, deferred income taxes, operating lease right-of-use asset, and a $1.5 million working capital outflow. The working capital outflow was primarily driven by a $31.7 million decrease in accrued compensation, a $31.6 million decrease in deferred revenue, a $7.6 million increase in inventories and deferred costs, a $6.5 million increase in prepaid expenses and other assets, and a $2.5 million decrease in operating lease liabilities, partially offset by a $79.0 million decrease in accounts receivable and unbilled costs, primarily impacted by the timing of customer fulfillment.

Net cash from investing activities

	Three Months Ended
	June 30,
	(in thousands)
	2026	2025
Cash used in investing activities included the following:
Purchase of marketable securities and investments	$(20,161)	$(29,031)
Proceeds from sales and maturity of marketable securities	23,750	13,618
Purchase of fixed assets	(3,491)	(1,878)
Acquisition of business	(55,000)	—
Capitalized software development costs	(2,948)	—
	$(57,850)	$(17,291)

Net cash used in investing activities increased by $40.6 million to $57.9 million during the three months ended June 30, 2026, compared with $17.3 million of net cash used in investing activities during the three months ended June 30, 2025. The increase in net cash used in investing activities was due to $55.0 million used in the Digicert DDoS protection business acquisition, $1.6 million increase in purchase of fixed assets, and $2.9 million used for capitalized software development costs. Partially offsetting the increase was a $10.1 million increase in proceeds from the maturity of marketable securities, and a $8.9 million decrease in purchase of marketable securities and investments.

Net cash from financing activities

	Three Months Ended
	June 30,
	(in thousands)
	2026	2025
Net cash used in financing activities included the following:
Issuance of common stock under stock plans	$2	$1
Treasury stock repurchases	—	(15,014)
Tax withholding on restricted stock units	(25,336)	(13,765)
	$(25,334)	$(28,778)

Net cash used in financing activities decreased by $3.4 million to $25.3 million during the three months ended June 30, 2026, compared with $28.8 million of cash used in financing activities during the three months ended June 30, 2025.

During the three months ended June 30, 2026, we did not repurchase shares under the 2022 Share Repurchase Program. During the three months ended June 30, 2025, we repurchased a total of 0.8 million shares for $15.0 million in the open market under the 2022 Share Repurchase Program.

In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld approximately 0.6 million shares and 0.6 million shares at a cost of $25.3 million and $13.8 million during the three months ended June 30, 2026 and 2025, respectively, in each case related to minimum statutory tax withholding requirements on these restricted stock units. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.

Sources of Cash and Cash Requirements

Credit Facility

We have a five-year, $600 million senior secured revolving credit facility under our Third Amended and Restated Credit Agreement, which matures on October 4, 2029. The facility includes a $75 million letter-of-credit sub-facility and may be used for working capital and other general corporate purposes.

We had no outstanding borrowings under the facility at June 30, 2026 or March 31, 2026, and the full commitment was available. Borrowings under the facility bear interest at variable rates based on term SOFR or an alternate base rate, plus an applicable margin. We also pay commitment fees on the unused portion of the facility.

The credit agreement contains customary covenants, including a consolidated net leverage ratio requirement and certain limitations on additional indebtedness, liens, investments, dividends, and other matters. We were in compliance with all covenants as of June 30, 2026.

Cash Requirements

We are actively managing the business to generate cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements for at least the next twelve months and the foreseeable future.

We have contractual obligations for operating leases, unconditional purchase obligations, pension benefits plans and certain other long-term liabilities. We expect net cash provided by operating activities combined with cash, cash equivalents, marketable securities and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund current obligations, capital spending, and working capital requirements over at least the next twelve months and the foreseeable future. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and our revolving credit facility. However, macroeconomic conditions, including high inflation and interest rates, and international trade relations (including trade protections measures, such as tariffs and other trade barriers), could increase our anticipated funding requirements or make it more difficult for us to access capital.

Consistent with our $55 million acquisition of the DigiCert DDoS protection business on May 1, 2026, a portion of our cash may be used to acquire or invest in complementary businesses or products, to obtain the right to use complementary technologies, or to continue to repurchase shares of our common stock through our stock repurchase programs. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. If our existing sources of liquidity are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. Macroeconomic conditions, including high interest rates and volatility in the capital markets, may make it difficult for us to secure additional financing on favorable terms or at all. Any sale of additional equity or debt securities could result in additional dilution to our stockholders.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements on our consolidated financial statements, see Note 1 contained in the "Notes to Consolidated Financial Statements" included in Part I of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended June 30, 2026. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended March 31, 2026 for a discussion of our interest rate and foreign currency exchange risks.

Item 4. Controls and Procedures

At June 30, 2026, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases we made during the quarter ended June 30, 2026 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
4/1/2026-4/30/2026	—		—
5/1/2026-5/31/2026	—		—
6/1/2026-6/30/2026	—		—
Total	—		—

(1) On May 3, 2022, the Company's board of directors approved a share repurchase program that enables the Company to repurchase up to twenty-five million shares of its common stock (2022 Share Repurchase Program). The 2022 Share Repurchase Program became effective in the third quarter of fiscal year 2024. The Company is not obligated to acquire any specific amount of common stock within any particular timeframe as a result of the 2022 Share Repurchase Program. During the quarter ended June 30, 2026, the Company did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Date Terminated
Joseph G. Hadzima Jr., Director	May 14, 2026	Rule 10b5-1 Trading Arrangement	Up to 7,961 shares to be sold	May 18, 2027	N/A
Christopher Perretta, Director	May 28, 2026	Rule 10b5-1 Trading Arrangement	Up to 7,000 shares to be sold	June 15, 2027	N/A

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

Amendment to the Transition and Separation Agreement, dated May 29, 2026, by and between NetScout and Michael Szabados, amending the Transition and Separation Agreement dated May 7, 2025 (filed herewith).

10.2	+	Form of Performance-Based Restricted Stock Unit Award with respect to the NetScout Systems, Inc. 2019 Equity Incentive Plan (filed herewith).

31.1	+

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

32.1	++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.

+	Filed herewith.
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

NETSCOUT SYSTEMS, INC.

Date: August 6, 2026	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 6, 2026	/s/ Anthony Piazza
Anthony Piazza
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2026	/s/ Eric Watt
Eric Watt
Chief Accounting Officer
(Principal Accounting Officer)