Form 10-Q
period 2026-09-30
NETSCOUT SYSTEMS INC
filed 2026-11-05
CIK 1078075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 27, 2026 was 71,067,586.

NETSCOUT SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NetScout Systems, Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	September 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$438,356	$586,499
Marketable securities	78,367	81,458
Accounts receivable and unbilled costs, net of allowance for doubtful accounts of $70 and $129 at September 30, 2026 and March 31, 2026, respectively	137,314	151,473
Inventories and deferred costs	30,004	13,321
Prepaid income taxes	17,454	6,159
Prepaid expenses and other current assets	28,312	28,972
Total current assets	729,807	867,882
Fixed assets, net	27,269	23,558
Operating lease right-of-use assets	32,263	35,553
Goodwill	1,096,394	1,070,592
Intangible assets, net	215,362	214,295
Deferred income taxes	103,920	93,735
Long-term marketable securities	54,549	37,188
Other assets	16,364	11,714
Total assets	$2,275,928	$2,354,517
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,515	$23,492
Accrued compensation	66,240	84,515
Accrued other	15,301	20,012
Income taxes payable	805	1,655
Deferred revenue and customer deposits	306,108	330,601
Current portion of operating lease liabilities	10,764	9,874
Total current liabilities	422,733	470,149
Other long-term liabilities	6,302	6,568
Deferred tax liability	2,194	2,225
Accrued long-term retirement benefits	27,865	28,336
Long-term deferred revenue and customer deposits	154,568	168,261
Operating lease liabilities, net of current portion	25,277	29,718
Total liabilities	638,939	705,257
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 authorized; none issued or outstanding	—	—
Common stock, $0.001 par value: 300,000,000 authorized; 138,875,427 and 136,628,693 issued and 71,040,964 and 71,464,664 outstanding	139	136
Additional paid-in capital	3,362,375	3,325,400
Accumulated other comprehensive income	3,193	4,032
Treasury stock at cost, 67,834,463 and 65,164,029	(1,836,023)	(1,731,396)
Retained earnings	107,305	51,088
Total stockholders’ equity	1,636,989	1,649,260
Total liabilities and stockholders’ equity	$2,275,928	$2,354,517

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Product	$89,875	$94,712	$175,881	$167,705
Service	132,310	124,305	256,727	238,059
Total revenue	222,185	219,017	432,608	405,764
Cost of revenue:
Product	11,137	11,597	20,809	23,522
Service	34,398	32,013	69,216	63,510
Total cost of revenue	45,535	43,610	90,025	87,032
Gross profit	176,650	175,407	342,583	318,732
Operating expenses:
Research and development	38,968	40,269	81,322	80,058
Sales and marketing	64,776	64,925	137,526	135,520
General and administrative	24,692	26,261	50,408	54,118
Amortization of acquired intangible assets	10,596	11,162	21,206	22,281
Restructuring charges	26	304	51	833
Total operating expenses	139,058	142,921	290,513	292,810
Income from operations	37,592	32,486	52,070	25,922
Interest and other income, net:
Interest income	4,138	3,530	8,466	6,741
Interest expense	(422)	(421)	(853)	(836)
Other expense, net	(632)	(4,213)	(49)	(3,273)
Total interest and other income (expense), net	3,084	(1,104)	7,564	2,632
Income before income tax expense	40,676	31,382	59,634	28,554
Income tax expense	6,294	5,554	3,417	6,405
Net income	$34,382	$25,828	$56,217	$22,149
Basic net income per share	$0.48	$0.36	$0.78	$0.31
Diluted net income per share	$0.47	$0.35	$0.76	$0.30
Weighted average common shares outstanding used in computing:
Net income per share - basic	72,096	72,077	71,955	71,904
Net income per share - diluted	73,937	72,917	74,234	73,130

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$34,382	$25,828	$56,217	$22,149
Other comprehensive income (loss):
Cumulative translation adjustments	35	(147)	80	(4)
Changes in market value of investments:
Changes in unrealized (losses) gains, net of related tax effects	(479)	14	(608)	13
Total net change in market value of investments	(479)	14	(608)	13
Changes in market value of derivatives:
Changes in market value of derivatives, net of related tax effects	(319)	(139)	(435)	114
Reclassification adjustment for net gains (losses) included in net income, net of related tax effects	63	(111)	124	(242)
Total net change in market value of derivatives	(256)	(250)	(311)	(128)
Other comprehensive loss	(700)	(383)	(839)	(119)
Comprehensive income	$33,682	$25,445	$55,378	$22,030

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30, 2026
	Common stock		Additional Paid	Accumulated Other Comprehensive	Treasury stock		Retained	Total Stockholders’
	Shares	Par Value	In Capital	Income	Shares	Stated Value	Earnings	Equity
Balance, June 30, 2026	138,474,142	$138	$3,342,802	$3,893	65,773,692	$(1,756,732)	$72,923	$1,663,024
Net income							34,382	34,382
Unrealized net investment losses				(479)				(479)
Unrealized net losses on derivative financial instruments				(256)				(256)
Cumulative translation adjustments				35				35
Issuance of common stock pursuant to vesting of restricted stock units	243,065	—						—
Stock-based compensation expense for restricted stock units granted to employees			13,430					13,430
Issuance of common stock under employee stock purchase plan	158,220	1	6,143					6,144
Shares withheld for employee taxes related to equity awards					60,771	(2,317)		(2,317)
Repurchase of treasury stock					2,000,000	(76,974)		(76,974)
Balance, September 30, 2026	138,875,427	$139	$3,362,375	$3,193	67,834,463	$(1,836,023)	$107,305	$1,636,989

	Six Months Ended September 30, 2026
	Common stock		Additional Paid	Accumulated Other Comprehensive	Treasury stock		Retained	Total Stockholders’
	Shares	Par Value	In Capital	Income	Shares	Stated Value	Earnings	Equity
Balance, March 31, 2026	136,628,693	$136	$3,325,400	$4,032	65,164,029	$(1,731,396)	$51,088	$1,649,260
Net income							56,217	56,217
Unrealized net investment losses				(608)				(608)
Unrealized net losses on derivative financial instruments				(311)				(311)
Cumulative translation adjustments				80				80
Issuance of common stock pursuant to vesting of restricted stock units	2,088,514	2						2
Stock-based compensation expense for restricted stock units granted to employees			30,832					30,832
Issuance of common stock under employee stock purchase plan	158,220	1	6,143					6,144
Shares withheld for employee taxes related to equity awards					670,434	(27,653)		(27,653)
Repurchase of treasury stock					2,000,000	(76,974)		(76,974)
Balance, September 30, 2026	138,875,427	$139	$3,362,375	$3,193	67,834,463	$(1,836,023)	$107,305	$1,636,989

	Three Months Ended September 30, 2025
	Common stock		Additional Paid	Accumulated Other Comprehensive	Treasury stock		Accumulated	Total Stockholders’
	Shares	Par Value	In Capital	Income	Shares	Stated Value	Deficit	Equity
Balance, June 30, 2025	135,857,091	$135	$3,274,682	$4,337	63,336,389	$(1,683,481)	$(48,122)	$1,547,551
Net income							25,828	25,828
Unrealized net investment gains				14				14
Unrealized net losses on derivative financial instruments				(250)				(250)
Cumulative translation adjustments				(147)				(147)
Issuance of common stock pursuant to vesting of restricted stock units	250,801	1						1
Stock-based compensation expense for restricted stock units granted to employees			13,150					13,150
Issuance of common stock under employee stock purchase plan	216,457		5,388					5,388
Shares withheld for employee taxes related to equity awards					60,927	(1,431)		(1,431)
Repurchase of treasury stock					740,981	(16,552)		(16,552)
Balance, September 30, 2025	136,324,349	$136	$3,293,220	$3,954	64,138,297	$(1,701,464)	$(22,294)	$1,573,552

	Six Months Ended September 30, 2025
	Common stock Voting		Additional Paid	Accumulated Other Comprehensive	Treasury stock		Accumulated	Total Stockholders’
	Shares	Par Value	In Capital	Income	Shares	Stated Value	Deficit	Equity
Balance, March 31, 2025	134,038,262	$134	$3,255,333	$4,073	61,978,025	$(1,654,702)	$(44,443)	$1,560,395
Net income							22,149	22,149
Unrealized net investment gains				13				13
Unrealized net losses on derivative financial instruments				(128)				(128)
Cumulative translation adjustments				(4)				(4)
Issuance of common stock pursuant to vesting of restricted stock units	2,069,630	2						2
Stock-based compensation expense for restricted stock units granted to employees			32,499					32,499
Issuance of common stock under employee stock purchase plan	216,457		5,388					5,388
Shares withheld for employee taxes related to equity awards					658,042	(15,197)		(15,197)
Repurchase of treasury stock					1,502,230	(31,565)		(31,565)
Balance, September 30, 2025	136,324,349	$136	$3,293,220	$3,954	64,138,297	$(1,701,464)	$(22,294)	$1,573,552

The accompanying notes are an integral part of these consolidated financial statements.

NetScout Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$56,217	$22,149
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,466	28,811
Operating lease right-of-use asset	5,155	5,004
Loss on disposal of fixed assets	27	5
Accretion of discounts on marketable securities	(978)	—
Share-based compensation expense	31,830	33,516
Deferred income taxes	(8,698)	(12,514)
Gain on equity investment	—	1,008
Unrealized foreign exchange losses	182	—
Realized losses on derivatives	15	—
Changes in assets and liabilities
Accounts receivable and unbilled costs	21,657	33,838
Inventories and deferred costs	(13,634)	32
Prepaid expenses and other assets	(9,484)	(3,505)
Accounts payable	(6,378)	(3,455)
Accrued compensation and other expenses	(20,176)	2,084
Operating lease liabilities	(5,415)	(5,626)
Income taxes payable	(927)	558
Deferred revenue	(43,230)	(21,699)
Net cash provided by operating activities	35,629	80,206
Cash flows from investing activities:
Purchase of marketable securities and investments	(60,310)	(50,589)
Proceeds from sales and maturities of marketable securities	46,250	30,362
Purchase of fixed assets	(4,133)	(4,111)
Proceeds from sale of equity investment	—	11,772
Acquisition of business	(55,000)	—
Capitalized software development costs	(4,964)	—
Net cash used in investing activities	(78,157)	(12,566)
Cash flows from financing activities:
Issuance of common stock under stock plans	3	2
Treasury stock repurchases	(76,974)	(31,565)
Tax withholdings on restricted stock units	(27,653)	(15,197)
Net cash used in financing activities	(104,624)	(46,760)
Effect of exchange rate changes on cash and cash equivalents	(991)	5,085
Net (decrease) increase in cash and cash equivalents	(148,143)	25,965
Cash and cash equivalents, beginning of period	586,499	457,415
Cash and cash equivalents, end of period	$438,356	$483,380
Supplemental disclosures:
Cash paid for income taxes	$24,302	$20,047
Non-cash transactions:
Transfers of inventory to fixed assets	$1,366	$613
Additions to property, plant and equipment included in accounts payable	$1,260	$68
Additions to inventory in accounts payable	$4,438	$—
Stock-based compensation included in fixed assets and other assets	$1,011	$—
Issuance of common stock under employee stock purchase plan	$6,143	$5,388

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

Recently Adopted Accounting Standard

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, during the first quarter of the fiscal year ending March 31, 2027. This ASU allows companies to elect a practical expedient to simplify the measurement of credit losses for certain receivables and contract assets. The Company elected to apply the practical expedient prospectively. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

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

The aggregate purchase price was $55.0 million, which consisted of $55.0 million cash consideration paid at closing. The results of operations of the acquired business have been included in the Company's consolidated financial statements from May 1, 2026.

The acquisition has been accounted for as a business combination under Accounting Standards Codification 805, Business Combinations. Goodwill and intangible assets recorded as part of the acquisition are deductible for tax purposes. The Company determined that the results of operations related to the DDoS business are not material. As such, the pro forma information is not required for the period ended September 30, 2026. The following table summarizes the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date (in thousands):

Accounts receivable	$7,539
Prepaid expenses and other current assets	484
Deferred tax assets	1,200
Operating lease right-of-use assets	1,461
Property and equipment	3,115
Customer relationships intangible asset	24,300
Total assets acquired	$38,099

Accounts payable	$(512)
Deferred revenue	(4,988)
Current portion of operating lease liabilities	(1,181)
Other current liabilities	(681)
Long-term deferred revenue	(135)
Operating lease liabilities, net of current portion	(280)
Total liabilities assumed	(7,777)
Net identifiable assets acquired	30,322
Goodwill	24,678
Total purchase price	$55,000

The fair value of the intangible asset was based on a valuation using an income approach. The underlying assumptions include the estimated cash flows to be generated by the existing customer relationships. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement. Customer relationship intangible assets are subject to amortization and will be amortized on a straight-line basis over an estimated useful life of 15 years, representing the period over which the Company expects to benefit from the acquired customer relationships.

From the acquisition date through September 30, 2026, the acquired assets did not contribute material revenue or net income to the Company's consolidated results of operations.

NOTE 3 – REVENUE

Deferred Revenue

During the six months ended September 30, 2026, the Company recognized revenue of $199.1 million related to the Company's deferred revenue balance reported at March 31, 2026.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Performance Obligations

The Company did not have any material variable consideration such as obligations for returns, refunds or warranties at September 30, 2026.

At September 30, 2026, the Company had total deferred revenue and customer deposits of $460.7 million, which represents the aggregate total contract price allocated to undelivered performance obligations. The Company expects to recognize $306.1 million, or 66%, of this revenue during the next 12 months, and expects to recognize the remaining $154.6 million, or 34%, of this revenue thereafter.

The Company did not have material significant financing components, or variable consideration or performance obligations satisfied in a prior period recognized during the six months ended September 30, 2026.

Costs to Obtain Contracts

At September 30, 2026, the consolidated balance sheet included $11.6 million in assets related to sales commissions to be expensed in future periods. A balance of $6.3 million was included in prepaid expenses and other current assets, and a balance of $5.3 million was included in other assets in the Company's consolidated balance sheet at September 30, 2026. At March 31, 2026, the consolidated balance sheet included $10.9 million in assets related to sales commissions to be expensed in future periods. A balance of $6.0 million was included in prepaid expenses and other current assets, and a balance of $4.9 million was included in other assets in the Company's consolidated balance sheet at March 31, 2026.

During each of the three and six months ended September 30, 2026 and 2025, the Company recognized $2.1 million, $1.8 million, $4.3 million, and $3.7 million of amortization related to this sales commission asset, respectively, which is included in the sales and marketing expense line in the Company's consolidated statements of operations.

Allowance for Credit Losses

The Company continually monitors collections from its customers. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for credit losses based on a combination of factors, including, but not limited to, analysis of the aging schedules, past due balances, historical collection experience and prevailing economic conditions.

The following table summarizes the activity in the allowance for credit losses (in thousands):

Balance at March 31, 2026	$129
Additions resulting in charges to operations	3
Recoveries to other accounts	(62)
Balance at September 30, 2026	$70

NOTE 4 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and investments, trade accounts receivable and accounts payable. The Company's cash, cash equivalents, marketable securities and investments are placed with financial institutions with high credit standing.

At September 30, 2026, one direct customer and no channel partners accounted for 10% or more of the accounts receivable balance. At March 31, 2026, one channel partner and no direct customers accounted for more than 10% of the accounts receivable balance.

During the three and six months ended September 30, 2026, no direct customers and no channel partners accounted for 10% or more of the Company's total revenue.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

NOTE 5 – SHARE-BASED COMPENSATION

On September 9, 2026, the Company's stockholders approved an amendment of the NetScout Systems, Inc. 2019 Equity Incentive Plan (the “Amended 2019 Plan”) to further increase the number of shares reserved for issuance by 3,500,000 from 31,294,651 shares to 34,794,651 shares. As of September 30, 2026, an aggregate of 9,628,261 shares remained available for grant under the Amended 2019 Plan.

On September 9, 2026, the Company's stockholders also approved an amendment of the NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan (the “ESPP”) to increase the maximum number of shares of our common stock that may be issued under the ESPP by 4,000,000 from 7,500,000 shares to 11,500,000 shares. During the six months ended September 30, 2026, 158,220 shares were purchased under the ESPP and the fair market value per share was $38.83.

The following is a summary of share-based compensation expense including restricted stock units and performance-based restricted stock units granted pursuant to the Company's Amended 2019 Plan, and employee stock purchases made under the ESPP, based on estimated fair values within the applicable cost and expense lines identified below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of product revenue	$290	$297	$693	$710
Cost of service revenue	2,009	1,930	4,723	4,677
Research and development	3,863	3,990	9,173	9,522
Sales and marketing	4,715	4,672	10,953	11,562
General and administrative	2,992	2,668	6,288	7,045
	$13,869	$13,557	$31,830	$33,516

NOTE 6 – CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

Cash and cash equivalents mainly consisted of U.S. government and municipal obligations, commercial paper, agency bonds, money market instruments and cash maintained with various financial institutions at September 30, 2026 and March 31, 2026.

Marketable Securities

The following is a summary of marketable securities held by the Company at September 30, 2026, classified as short-term and long-term (in thousands):

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Amortized Cost	Unrealized (Losses)	Fair Value
Type of security:
Commercial paper	$28,023	$—	$28,023
U.S. government and municipal obligations	31,944	(91)	$31,853
Agency bonds	6,496	(17)	$6,479
Certificates of deposit	5,846	—	$5,846
Corporate bonds	6,181	(15)	$6,166
Total short-term marketable securities	78,490	(123)	78,367
Agency bonds	32,256	(664)	31,592
U.S. government and municipal obligations	23,095	(138)	$22,957
Total long-term marketable securities	55,351	(802)	54,549
Total marketable securities	$133,841	$(925)	$132,916

The following is a summary of marketable securities held by the Company at March 31, 2026, classified as short-term and long-term (in thousands):

	Amortized Cost	Unrealized (Losses)	Fair Value
Type of security:
Commercial paper	$48,793	$—	$48,793
U.S. government and municipal obligations	12,050	(3)	12,047
Agency bonds	8,413	(2)	8,411
Corporate bonds	6,169	(10)	6,159
Certificates of deposit	6,048	—	6,048
Total short-term marketable securities	81,473	(15)	81,458
Agency bonds	33,254	(101)	33,153
U.S. government and municipal obligations	4,045	(10)	4,035
Total long-term marketable securities	37,299	(111)	37,188
Total marketable securities	$118,772	$(126)	$118,646

Contractual maturities of the Company's marketable securities held at September 30, 2026 and March 31, 2026 were as follows (in thousands):

	September 30, 2026	March 31, 2026
Available-for-sale securities:
Due in 1 year or less	$78,367	$81,458
Due after 1 year through 5 years	54,549	37,188
	$132,916	$118,646

Investments

On August 4, 2025, the Company sold its entire equity investment in Napatech, receiving cash proceeds of $11.8 million. During the six months ended September 30, 2025, the Company recognized a $1.0 million loss on the Napatech equity investment, in other (expense) income, net.

NOTE 7 – FAIR VALUE MEASUREMENTS

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs. The following tables present the Company's financial assets and liabilities measured on a recurring basis using the fair value hierarchy at September 30, 2026 and March 31, 2026 (in thousands):

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements at
	September 30, 2026
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$435,853	$2,503	$—	$438,356
Agency bonds	38,071	—	—	38,071
Commercial paper	—	28,023	—	28,023
U.S. government and municipal obligations	54,810	—	—	54,810
Certificates of deposit	—	5,846	—	5,846
Corporate bonds	6,166	—	—	6,166
	$534,900	$36,372	$—	$571,272
LIABILITIES:
Derivative financial instruments	$—	$(659)	$—	$(659)
	$—	$(659)	$—	$(659)

	Fair Value Measurements at
	March 31, 2026
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and cash equivalents	$531,929	$54,570	$—	$586,499
Commercial paper	—	48,793	—	48,793
Agency bonds	41,564	—	—	41,564
U.S. government and municipal obligations	16,082	—	—	16,082
Corporate bonds	6,159	—	—	6,159
Certificates of deposit	—	6,048	—	6,048
Derivative financial instruments	—	22	—	22
	$595,734	$109,433	$—	$705,167
LIABILITIES:
Derivative financial instruments	$—	$(258)	$—	$(258)
	$—	$(258)	$—	$(258)

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

NOTE 8 – INVENTORIES AND DEFERRED COSTS

Inventories consist of the following (in thousands):

	September 30, 2026	March 31, 2026
Raw materials	$22,679	$7,516
Work in process	203	—
Finished goods	5,427	4,035
Deferred costs	1,695	1,770
	$30,004	$13,321

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

At September 30, 2026 and March 31, 2026, the carrying amounts of goodwill were $1.1 billion.

The change in the carrying amount of goodwill for the six months ended September 30, 2026 is primarily due to the May 1, 2026 DigiCert DDoS protection business acquisition.

The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2026 as follows (in thousands):

Balance at March 31, 2026	$1,070,592
Goodwill acquired during the period	24,678
Foreign currency translation impact	1,124
Balance at September 30, 2026	$1,096,394

Intangible Assets

The net carrying amounts of intangible assets were $215.4 million and $214.3 million at September 30, 2026 and March 31, 2026, respectively.

Intangible assets include the following amortizable intangible assets at September 30, 2026 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$249,692	$(246,695)	$2,997
Customer relationships	792,894	(584,751)	208,143
Distributor relationships	5,186	(4,595)	591
Definite lived trade name	57,903	(54,408)	3,495
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,072)	136
	$1,117,392	$(902,030)	$215,362

Intangible assets include the following amortizable intangible assets at March 31, 2026 (in thousands):

	Cost	Accumulated Amortization	Net
Developed technology	$250,068	$(246,330)	$3,738
Customer relationships	769,934	(564,880)	205,054
Distributor relationships	5,209	(4,457)	752
Definite lived trademark and trade name	57,962	(53,356)	4,606
Core technology	7,192	(7,192)	—
Capitalized software	3,317	(3,317)	—
Other	1,208	(1,063)	145
	$1,094,890	$(880,595)	$214,295

Amortization included as cost of product revenue consists of amortization of developed technology, distributor relationships and technology licenses. Amortization included as cost of service revenue consists of customer relationships. Amortization included as operating expense consists of all other intangible assets. The following table provides a summary of amortization expense for the three and six months ended September 30, 2026 and 2025 (in thousands):

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Amortization of intangible assets included as:
Cost of product revenue	$452	$632	$903	$1,262
Cost of service revenue	405	—	675	—
Operating expense	10,596	11,165	21,206	22,289
	$11,453	$11,797	$22,784	$23,551

The following is the expected future amortization expense at September 30, 2026 for the fiscal years ending March 31 (in thousands):

2027 (remaining six months)	$22,887
2028	42,809
2029	33,382
2030	30,485
2031	24,883
Thereafter	60,916
$215,362

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The notional amounts and fair values of derivative instruments used to manage foreign cash flow exposures in the consolidated balance sheets at September 30, 2026 and March 31, 2026 were as follows (in thousands):

	Notional Amounts (a)		Prepaid Expenses and Other Current Assets		Accrued Other
	September 30, 2026	March 31, 2026	September 30, 2026	March 31, 2026	September 30, 2026	March 31, 2026
Derivatives designated as hedging instruments:
Forward contracts	$6,748	$11,023	$—	$22	$659	$258
	$6,748	$11,023	$—	$22	$659	$258

(a) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The following table provides the effect foreign exchange forward contracts had on other comprehensive income and results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Loss Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2026	September 30, 2025	Location	September 30, 2026	September 30, 2025
Forward contracts	$(418)	$(182)	Research and development	$(32)	$11
			Sales and marketing	(50)	(157)
	$(418)	$(182)		$(82)	$(146)

(a)
The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)
The amount represents reclassification from other comprehensive income (loss) to earnings that occurs when the hedged item affects earnings.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides the effect that foreign exchange forward contracts designated as hedging instruments had on other comprehensive income and results of operations for the six months ended September 30, 2026 and 2025 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (a)		Gain (Loss) Reclassified from Accumulated OCI into Income (b)
	September 30, 2026	September 30, 2025	Location	September 30, 2026	September 30, 2025
Forward contracts	$(571)	$148	Research and development	$(81)	$8
			Sales and marketing	(81)	(325)
	$(571)	$148		$(162)	$(317)

NOTE 11 – LONG-TERM DEBT

On October 4, 2024, the Company entered into the Third Amended and Restated Credit Agreement, which provides for a $600.0 million senior secured revolving credit facility maturing on October 4, 2029. At September 30, 2026 and March 31, 2026, there were no amounts outstanding under the Third Amended and Restated Credit Agreement.

The Third Amended and Restated Credit Agreement requires the Company to maintain a certain consolidated net leverage ratio. The Company's consolidated net leverage ratio is the ratio of its Consolidated Total Debt minus the lesser of unrestricted cash and 125% of adjusted consolidated EBITDA compared to its adjusted consolidated EBITDA. The Company's maximum consolidated net leverage ratio is 4.00 to 1.00. These covenants and limitations are more fully described in the Third Amended and Restated Credit Agreement. At September 30, 2026, the Company was in compliance with all covenants, including the specified total consolidated net leverage ratio range of 4.00 to 1.00.

The Company had unamortized capitalized debt issuance costs, net of $2.2 million at September 30, 2026, which are being amortized over the life of the revolving credit facility. The unamortized capitalized debt issuance costs balance consisted of $0.7 million that was included in prepaid expenses and other current assets and $1.5 million that was included in other assets in the Company's consolidated balance sheet at September 30, 2026.

NOTE 12 – LEASES

The components of operating lease cost for the three and six months ended September 30, 2026 and 2025, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Lease cost:
Lease cost under long-term operating leases	$3,077	$2,875	$5,707	$5,728
Lease cost under short-term operating leases	451	400	918	737
Variable lease cost under short-term and long-term operating leases	1,025	1,091	2,044	2,052
Total operating lease cost	$4,553	$4,366	$8,669	$8,517

The table below presents supplemental cash flow information related to leases during the six months ended September 30, 2026 and 2025 (in thousands):

	Six Months Ended
	September 30, 2026	September 30, 2025
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,940	$5,449

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At September 30, 2026 and March 31, 2026, the weighted average remaining lease term in years and weighted average discount rate were as follows:

	September 30, 2026	March 31, 2026
Weighted average remaining lease term in years - operating leases	3.66	4.18
Weighted average discount rate - operating leases	4.4%	4.4%

Future minimum payments under non-cancellable leases at September 30, 2026 are as follows (in thousands):

Year ending March 31:
2027 (remaining six months)	$5,443
2028	11,021
2029	9,357
2030	8,014
2031	4,478
Thereafter	647
Total lease payments	$38,960
Less imputed interest	$(2,919)
Present value of lease liabilities	$36,041

NOTE 13 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, none of the Company’s current legal proceedings and claims, if determined adversely and based on the information known to management as of the date of this Quarterly Report, is expected to have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 14 – TREASURY STOCK

During the six months ended September 30, 2026 and 2025, the Company repurchased 2.0 million shares and approximately 1.5 million shares for $77.0 million and $31.6 million, respectively, under the 2022 Share Repurchase Program. At September 30, 2026, approximately 18.5 million shares of common stock remained available to be purchased under the current share repurchase program.

In connection with the delivery of shares of the Company's common stock upon vesting of restricted stock units, the Company withheld 0.7 million shares and 0.7 million shares at a cost of $27.7 million and $15.2 million, respectively, related to minimum statutory tax withholding requirements during the six months ended September 30, 2026 and 2025, respectively. These withholding transactions do not fall under the share repurchase programs described above, and therefore do not reduce the number of shares that are available for repurchase under those programs.

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 15 – NET INCOME PER SHARE

Calculations of the basic and diluted net income per share and potential common shares are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income	$34,382	$25,828	$56,217	$22,149
Denominator:
Denominator for basic net income per share - weighted average shares outstanding	72,096	72,077	71,955	71,904
Dilutive common equivalent shares:
Weighted average restricted stock units and performance-based restricted stock units	1,841	840	$2,279	1,225
Denominator for diluted net income per share- weighted average shares outstanding	73,937	72,917	74,234	73,130
Net income per share:
Net income per share - basic	$0.48	$0.36	$0.78	$0.31
Net income per share - diluted	$0.47	$0.35	$0.76	$0.30

The following table sets forth restricted stock units excluded from the calculation of diluted net income per share, since their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Restricted stock units	156	1,558	931	2,844

NOTE 16 – INCOME TAXES

Generally, the Company's effective tax rate differs from the U.S. federal statutory income tax rate primarily due to foreign withholding taxes and U.S. taxation on foreign earnings, which are partially offset by research and development tax credits and the foreign derived intangible income deduction.

The Company's effective tax rates were 15.5% and 17.7% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended September 30, 2026 differed from the effective tax rate for the three months ended September 30, 2025, primarily related to an increase in the forecasted benefit of the foreign derived intangible income deduction, partially offset by an increase in state tax expense.

The Company's effective tax rates were 5.7% and 22.4% for the six months ended September 30, 2026 and 2025, respectively. The effective tax rate for the six months ended September 30, 2026 differed from the effective tax rate for the six months ended September 30, 2025, primarily related to an increase in the forecasted benefit of the foreign derived intangible income deduction, a significant benefit related to stock compensation expense, partially offset by an increase in state tax expense.

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

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

NetScout Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

compared to forecasted results as well as by reviewing year-over-year results. The Company's CODM evaluates company-wide performance and determines allocation of resources based on multiple performance measures, including but not limited to net income (loss).

The Company has determined it operates as a single operating segment and has one reportable segment which includes product and service revenue related to the sale of enterprise observability, carrier service assurance, cybersecurity, and DDoS protection solutions. The Company's results for the one reportable segment are the same as presented in the Company's consolidated statements of operations and there is no expense information that is supplemental to that disclosed in these consolidated financial statements, which are regularly provided to the CODM. The measure of segment assets is reported on the Company's consolidated balance sheet as total assets. Segment asset information is not used by the CODM to allocate resources.

The Company manages its business in the following geographic areas: United States, Europe, Asia and the rest of the world. The Company's policies mandate compliance with economic sanctions and export controls.

Total revenue by geography is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
United States	$123,637	$131,164	$248,392	$231,668
Europe	38,652	33,629	74,631	64,343
Asia	20,915	15,281	34,491	30,331
Rest of the world	38,981	38,943	75,094	79,422
	$222,185	$219,017	$432,608	$405,764

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

Overview

We are an industry leader with over four decades of experience in providing enterprise network observability, carrier service assurance, AI Ops, cybersecurity, and DDoS protection solutions. Our unique visibility platform and solutions are powered by our pioneering deep packet inspection, or DPI, technology at scale, which is used by many Fortune 500 companies to protect their digital business services against disruption. Service providers and enterprises, including local, state and federal government agencies, rely on our solutions to achieve the visibility and protection necessary to optimize network performance, ensure the delivery of high-quality, mission-critical applications and services, gain timely insight into the end-user experience, and protect their networks from attack. The majority of our solutions are designed to provide Smart Data, a high-fidelity, decision-grade data foundation derived from real-time network activity across legacy, hybrid, and cloud-native environments. This data is designed to enable a unified view of performance, availability, and security, support faster root-cause analysis and operational decision-making, and is increasingly used to inform broader observability platforms and automated and AI-driven workflows. With our offerings, customers can quickly, efficiently and effectively identify and resolve issues that result in downtime, service interruptions, poor service quality, or compromised data, thereby reducing mean time to resolution of issues and driving compelling returns on their investments in their networks and broader technology initiatives. Significant technology trends and catalysts for our business include the evolution of customers' digital transformation initiatives, such as migration to cloud environments and to the edges of their networks; the rapidly evolving cybersecurity threat landscape; advancements in AI and business analytics that can enhance observability and are increasing the need for high-quality, real-time data to support automated and AI-driven operations; and the continued evolution and potential opportunities related to 5G technology across both the service provider and enterprise customer verticals.

Our operating results are affected by a variety of factors, including customer demand, product and service mix, pricing, operating costs, competition, and our ability to successfully execute our growth and strategic initiatives. See Part I, Item 1A, “Risk Factors” in our Annual Report for additional information regarding factors that may affect our business and operating results.

On May 1, 2026, the Company acquired the assets and certain liabilities comprising DigiCert, Inc.'s DDoS protection business pursuant to an Asset Purchase Agreement (the "Acquisition"). The DigiCert DDoS protection business acquisition enhances the Company’s cybersecurity offerings and enables the integration of certain infrastructure of the Company’s Arbor Cloud network, while expanding its DDoS protection capabilities. The DigiCert DDoS protection business acquisition is expected to contribute approximately $20 million in incremental annualized revenue from the acquisition date, while providing the Company with greater control of the Arbor Cloud network and a clearer path to scaling cloud-based services over time.

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

Though we continue to monitor the impacts of evolving global and macroeconomic conditions on our business, we expect net cash provided by operations combined with cash, cash equivalents, marketable securities and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund current obligations, capital spending, and working capital requirements over at least the next twelve months. We continue to take actions to manage costs and increase productivity throughout our company, including managing discretionary spending and hiring activities, but are continuing to invest in areas that advance our business for the future. In addition to our cash equivalents, we had $600 million available under a revolving credit facility based on covenant levels at September 30, 2026.

Results Overview

Total revenue increased $26.8 million, or 7%, for the six months ended September 30, 2026, as compared to total revenue for the six months ended September 30, 2025, driven by an increase in service revenue and to a lesser extent product revenue. Growth was primarily driven by demand for service assurance offerings from enterprise customer channels. U.S. revenue increased 7% while international revenue increased 6%.

Our total gross profit percentage remained at 79% during the six months ended September 30, 2026, as compared with the six months ended September 30, 2025. Our total gross profit percentage benefited from product revenue growth and a more favorable product mix associated with increased licensing of our software products, offset primarily by increased service costs associated with our DigiCert DDoS protection business acquisition.

Net income for the six months ended September 30, 2026 was $56.2 million, as compared with net income for the six months ended September 30, 2025 of $22.1 million. The increase of $34.1 million in net income was primarily due to a $23.9 million increase in total gross profit, $6.3 million increase in capitalized software, $4.9 million increase in interest and other income, $3.2 million decrease in costs associated with trade shows and other events due to timing, $3.0 million decrease in income tax expenses, $2.8 million decrease in professional service costs, $1.2 million decrease in legal expenses, $1.0 million decrease in amortization of acquired intangibles, and $0.8 million decrease in restructuring charges, partially offset by $16.9 million increase in employee-related expenses primarily due to an increase in variable incentive compensation.

At September 30, 2026, we had cash, cash equivalents, marketable securities and investments (current and non-current) of $571.3 million. This represents a decrease of $133.9 million from $705.1 million at March 31, 2026. This decrease was primarily due to $77.0 million used for treasury stock repurchases, $60.3 million in purchases of marketable securities, $55.0 million used in the acquisition of the DDoS Protection Business of DigiCert, $27.7 million used for tax withholdings on restricted stock units, and $9.1 million used for fixed assets and capitalized software, partially offset by $35.6 million of net cash provided by operations, and $46.3 million in proceeds from the maturity of marketable securities during the six months ended September 30, 2026.

Use of Non-GAAP Financial Measures

To supplement the United States GAAP financial measures, we report in quarterly and annual earnings announcements, investor presentations and other investor communications by reporting the following non-GAAP measures: non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share, and adjusted EBITDA. Non-GAAP gross profit removes expenses related to the amortization of acquired intangible assets and share-based compensation expense from gross profit (GAAP). Non-GAAP income from operations includes the aforementioned adjustments related to non-GAAP gross profit and also removes executive transition costs, and restructuring charges from income from operations (GAAP). Non-GAAP operating margin is non-GAAP income from operations expressed as a percentage of revenue. Non-GAAP net income includes the foregoing adjustments related to non-GAAP income from operations and also removes the income tax effects of such adjustments as well as any loss on extinguishment of debt from net income (GAAP). Non-GAAP net income per diluted share is non-GAAP net income divided by total outstanding shares on a diluted basis. Adjusted EBITDA includes the aforementioned adjustments related to non-GAAP net income and also removes interest and other expense, income tax expense, and depreciation and amortization from net income (GAAP). Beginning in the third quarter of fiscal year 2026, we have renamed non-GAAP EBITDA from operations to adjusted EBITDA. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures included in the attached tables within this Quarterly Report.

Beginning with the three months ended September 30, 2026, we revised our definitions of non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income, and adjusted EBITDA to no longer adjust for acquisition-related depreciation expense, as such amounts are not currently material. We may adjust for acquisition-related depreciation expense in future periods if such amounts become material. The change does not impact our financial position, cash flows, or GAAP consolidated results of operations. Prior-period non-GAAP financial measures presented have been recast to conform to the current presentation.

These non-GAAP measures are not prepared in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP (gross profit, income from operations, operating margin, net income, and net income per diluted share), and may have limitations because they do not reflect all of our results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP. We believe these non-GAAP financial measures will enhance the reader’s overall understanding of our current financial performance and our prospects for the future by providing a higher degree of transparency for certain financial measures and providing a level of disclosure that helps investors understand how the Company plans and measures its own business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to peer companies and also enables investors to consider our operating results on both a GAAP and non-GAAP basis during and following the integration period of our acquisitions. Presenting the GAAP measures on their own, without the supplemental non-GAAP disclosures, might not be indicative of our core operating results. Furthermore, we believe that the presentation of non-GAAP measures when shown in conjunction with the corresponding GAAP measures provides useful information to management and investors regarding present and future business trends relating to our financial condition and results of operations.

The following table reconciles gross profit, income (loss) from operations, net income (loss) and net income (loss) per share on a GAAP and non-GAAP basis for the three and six months ended September 30, 2026 and 2025, respectively (dollars in thousands, except for per share data):

	Three months ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$222,185	$219,017	$432,608	$405,764

GAAP gross profit	$176,650	$175,407	$342,583	$318,732
Share-based compensation expense	2,297	2,227	5,416	5,387
Amortization of acquired intangible assets	777	551	1,419	1,101
Non-GAAP gross profit	$179,724	$178,185	$349,418	$325,220

GAAP income from operations	$37,592	$32,486	$52,070	$25,922
Share-based compensation expense	13,865	13,557	31,830	33,516
Amortization of acquired intangible assets	11,373	11,713	22,625	23,382
Restructuring charges	26	304	51	833
Executive transition costs	—	—	—	959
Non-GAAP income from operations	$62,856	$58,060	$106,576	$84,612

GAAP net income	$34,382	$25,828	$56,217	$22,149
Share-based compensation expense	13,865	13,557	31,830	33,516
Amortization of acquired intangible assets	11,373	11,713	22,625	23,382
Restructuring charges	26	304	51	833
Executive transition costs	—	—	—	959
Income tax adjustments	(6,894)	(6,336)	(19,411)	(11,048)
Non-GAAP net income	$52,752	$45,066	$91,312	$69,791

GAAP net income per share - diluted	$0.47	$0.35	$0.76	$0.30
Per share impact of non-GAAP adjustments identified above	0.24	0.27	0.47	0.65
Non-GAAP net income per share - diluted	$0.71	$0.62	$1.23	$0.95

GAAP net income	$34,382	$25,828	$56,217	$22,149
Previous adjustments to determine non-GAAP net income	18,370	19,238	35,095	47,642
Non-GAAP net income	$52,752	$45,066	$91,312	$69,791

Interest and other (income) expense, net non-GAAP	(3,084)	1,104	(7,564)	(2,632)
Depreciation and amortization excluding amortization of acquired intangible assets	3,655	2,641	6,841	5,429
Income tax expense non-GAAP	13,188	11,890	22,828	17,453
Adjusted EBITDA	$66,511	$60,701	$113,417	$90,041

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

Three Months Ended September 30, 2026 and 2025

Revenue

Total revenue for the three months ended September 30, 2026 increased 1% compared to the prior-year period, as growth in service revenue was largely offset by lower product revenue. Service revenue increased 6%, driven by continued expansion of cloud services, including the acquired assets of the DigiCert DDoS protection business, and to a lesser extent, the timing and composition of maintenance and contract renewals. Product revenue decreased 5%, primarily due to the timing of U.S. Federal Government orders. U.S. revenue decreased 6%, driven by lower product revenue, partially offset by growth in U.S. service revenue. International revenue increased 12%, benefiting from increased service provider demand. By product line, service assurance revenue decreased 1%, reflecting lower product revenue, while cybersecurity revenue increased 7%. From a customer-vertical perspective, service provider revenue increased 2%, with growth driven by product revenue. Enterprise revenue increased 1%, as growth in service revenue was largely offset by a decline in product revenue.

	Three Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$89,875	40%	$94,712	43%	$(4,837)	(5)%
Service	132,310	60%	124,305	57%	8,005	6%
Total revenue	$222,185	100%	$219,017	100%	$3,168	1%

Total revenue by geography was as follows:

	Three Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
United States	$123,637	56%	$131,164	60%	$(7,527)	(6)%
International:
Europe	38,652	17%	33,629	15%	5,023	15%
Asia	20,915	9%	15,281	7%	5,634	37%
Rest of the world	38,981	18%	38,943	18%	38	—%
Subtotal international	98,548	44%	87,853	40%	10,695	12%
Total revenue	$222,185	100%	$219,017	100%	$3,168	1%

Total revenue by product line was as follows:

	Three Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$142,160	64%	$144,043	66%	$(1,883)	(1)%
Cybersecurity	80,025	36%	74,974	34%	5,051	7%
Total revenue	$222,185	100%	$219,017	100%	$3,168	1%

Total revenue by customer vertical was as follows:

	Three Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$86,458	39%	$84,514	39%	$1,944	2%
Enterprise	135,727	61%	134,503	61%	1,224	1%
Total revenue	$222,185	100%	$219,017	100%	$3,168	1%

Cost of Revenue and Gross Profit

Cost of product revenue consists primarily of material components, personnel expenses, packaging materials, overhead and amortization of acquired developed technology. Cost of service revenue consists primarily of personnel, material, overhead and support costs.

	Three Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$11,137	5%	$11,597	5%	$(460)	(4)%
Service	34,398	15%	32,013	15%	2,385	7%
Total cost of revenue	$45,535	20%	$43,610	20%	$1,925	4%
Gross profit:
Product $	$78,738	35%	$83,115	38%	$(4,377)	(5)%
Product gross profit %	88%		88%		—%
Service $	$97,912	44%	$92,292	42%	$5,620	6%
Service gross profit %	74%		74%		—%
Total gross profit $	$176,650		$175,407		$1,243	1%
Total gross profit %	80%		80%		—%

Product. The 4%, or $0.5 million, decrease in cost of product revenue for the three months ended September 30, 2026 compared to the same period last year was primarily driven by the decrease in product revenue. Our product gross profit percentage was consistent at 88% during the three months ended September 30, 2026 as compared with the three months ended September 30, 2025.

Service. The 7%, or $2.4 million, increase in cost of service revenue for the three months ended September 30, 2026 compared to the same period last year was driven by a $1.8 million increase in personnel costs primarily from increased headcount from our DigiCert DDoS protection business acquisition. Our service gross profit percentage was consistent at 74% during the three months ended September 30, 2026 as compared with the three months ended September 30, 2025.

Operating Expenses

	Three Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Research and development	$38,968	18%	$40,269	18%	$(1,301)	(3)%
Sales and marketing	64,776	29%	64,925	30%	(149)	—%
General and administrative	24,692	11%	26,261	12%	(1,569)	(6)%
Amortization of acquired intangible assets	10,596	5%	11,162	5%	(566)	(5)%
Restructuring charges	26	—%	304	—%	(278)	(91)%
Total operating expenses	$139,058	63%	$142,921	65%	$(3,863)	(3)%

Research and development. Research and development expenses consist primarily of personnel expenses, fees for outside consultants, overhead and related expenses associated with the development of new products and the enhancement of existing products.

The 3%, or $1.3 million, decrease in research and development expenses for the three months ended September 30, 2026 compared to the same period last year was primarily due to a $2.4 million increase in capitalized software development costs and a decrease in employee-related variable incentive compensation, partially offset by an increase of $2.0 million in personnel costs driven by increased headcount from our DigiCert DDoS protection business acquisition.

Sales and marketing. Sales and marketing expenses consist primarily of personnel expenses and commissions, overhead and other expenses associated with selling activities and marketing programs such as trade shows, seminars, advertising and new product launch activities.

The 0%, or $0.1 million, decrease in total sales and marketing expenses for the three months ended September 30, 2026 compared to the same period last year was primarily due to a $3.0 million decrease in costs associated with trade shows and other events due to timing, partially offset by an increase of $0.9 million in personnel costs and an increase in employee-related variable incentive compensation.

General and administrative. General and administrative expenses consist primarily of personnel expenses for executive, finance, legal and human resource employees, overhead and other corporate expenditures.

The 6%, or $1.6 million, decrease in general and administrative expenses for the three months ended September 30, 2026 compared to the same period last year was primarily due to a $0.7 million decrease in legal expenses, $0.6 million decrease in professional service costs, and a decrease in employee-related variable incentive compensation, partially offset by a $1.2 million increase in software license costs.

Interest and Other Income (Expense), Net. Interest and other income, net includes interest earned on our cash, cash equivalents and marketable securities, interest expense and other non-operating gains or losses.

	Three Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$3,084	1%	$(1,104)	(1)%	$4,188	379%

The $4.2 million, increase in interest and other income (expense), net, for the three months ended September 30, 2026 compared to the same period last year was primarily due to a $3.5 million decrease in the change in fair value of our prior equity investment in Napatech that was sold in August 2025.

Income Tax Expense

	Three Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Income tax expense	$6,294	3%	$5,554	3%	$740	13%

The effective tax rates were 15.5% and 17.7% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended September 30, 2026 differed from the effective tax rate for the three months ended September 30, 2025, primarily related to an increase in the forecasted benefit of the foreign derived intangible income deduction , partially offset by an increase in state tax expense.

Six Months Ended September 30, 2026 and 2025

Revenue

Total revenue increased $26.8 million, or 7% for the six months ended September 30, 2026 compared to the six months ended September 30, 2025 driven by an increase in service revenue and to a lesser extent product revenue. Service revenue increased 8%, primarily due to the timing and composition of maintenance and contract renewals and continued expansion of cloud services. Product revenue increased by 5%, driven by improved enterprise demand for service assurance offerings, including increased orders from U.S. Government agencies. U.S. revenue grew 7%, benefiting from stronger enterprise demand, while international revenue increased 6%, benefiting from stronger service provider demand. By product line, service assurance revenue increased 8% driven by both product and service revenue and cybersecurity revenue increased 4%, as growth in cybersecurity service revenue more than offset lower cybersecurity product revenue. From a customer-vertical perspective, enterprise revenue increased 9%, driven by an increase in both product and service revenue, and service provider revenue increased 3%.

	Six Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Product	$175,881	41%	$167,705	41%	$8,176	5%
Service	256,727	59%	238,059	59%	18,668	8%
Total revenue	$432,608	100%	$405,764	100%	$26,844	7%

Total revenue by geography was as follows:

	Six Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
United States	$248,392	57%	$231,668	57%	$16,724	7%
International:
Europe	74,631	17%	64,343	16%	10,288	16%
Asia	34,491	8%	30,331	7%	4,160	14%
Rest of the world	75,094	17%	79,422	20%	(4,328)	(5)%
Subtotal international	184,216	43%	174,096	43%	10,120	6%
Total revenue	$432,608	100%	$405,764	100%	$26,844	7%

Total revenue by product line was as follows:

	Six Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Service assurance	$283,787	66%	$262,373	65%	$21,414	8%
Cybersecurity	148,821	34%	143,391	35%	5,430	4%
Total revenue	$432,608	100%	$405,764	100%	$26,844	7%

Total revenue by customer vertical was as follows:

	Six Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Revenue:
Service provider	$164,901	38%	$160,483	40%	$4,418	3%
Enterprise	267,707	62%	245,281	60%	22,426	9%
Total revenue	$432,608	100%	$405,764	100%	$26,844	7%

Cost of Revenue and Gross Profit

	Six Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Cost of revenue
Product	$20,809	5%	$23,522	6%	$(2,713)	(12)%
Service	69,216	16%	63,510	16%	5,706	9%
Total cost of revenue	$90,025	21%	$87,032	22%	$2,993	3%
Gross profit:
Product $	$155,072	36%	$144,183	36%	$10,889	8%
Product gross profit %	88%		86%		2%
Service $	$187,511	43%	$174,549	43%	$12,962	7%
Service gross profit %	73%		73%		—%
Total gross profit $	$342,583		$318,732		$23,851	7%
Total gross profit %	79%		79%		—%

Product. The 12%, or 2.7 million, decrease in cost of product revenue for the six months ended September 30, 2026 compared to the same period last year was primarily due to a more favorable product mix associated with increased licensing of our software products. Our product gross profit percentage increased two percentage points during the six months ended September 30, 2026 as compared with the six months ended September 30, 2025.

Service. The 9%, or $5.7 million, increase in cost of service revenue for the six months ended September 30, 2026 compared to the same period last year was driven by a $3.3 million increase in personnel costs primarily from increased headcount from our DigiCert DDoS protection business acquisition and an increase in employee-related variable incentive compensation. Our service gross profit percentage was consistent at 73% during the six months ended September 30, 2026 as compared with the six months ended September 30, 2025.

Operating Expenses

	Six Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Research and development	$81,322	19%	$80,058	20%	$1,264	2%
Sales and marketing	137,526	32%	135,520	33%	2,006	1%
General and administrative	50,408	12%	54,118	13%	(3,710)	(7)%
Amortization of acquired intangible assets	21,206	5%	22,281	5%	(1,075)	(5)%
Restructuring charges	51	—%	833	—%	(782)	(94)%
Total operating expenses	$290,513	68%	$292,810	71%	$(2,297)	(1)%

Research and development. The 2%, or $1.3 million, increase in research and development expenses for the six months ended September 30, 2026 compared to the same period last year was primarily due to an increase of $3.4 million in personnel costs driven by increased headcount from our DigiCert DDoS protection business acquisition and an increase in employee-related variable incentive compensation, partially offset by a $5.8 million increase in capitalized software development costs.

Sales and marketing. The 1%, or $2.0 million, increase in sales and marketing expenses for the six months ended September 30, 2026 compared to the same period last year was primarily due to an increase in employee-related variable incentive compensation and a $1.6 million increase in personnel costs partially offset by a $3.2 million decrease associated with the timing of trade shows and other events.

General and administrative. The 7%, or $3.7 million, decrease in general and administrative expenses for the six months ended September 30, 2026 compared to the same period last year was primarily due to a $0.8 million decrease in stock based compensation driven by the retirement of our former Chief Financial Officer and Chief Operating Officer, a $1.0 million decrease associated with the elimination of the costs associated with the previous one-year senior advisor roles of our former Chief Financial Officer and Chief Operating Officer, a $1.2 million decrease in legal expenses, a $1.1 million decrease in professional service costs, a $0.7 million decrease in audit fees, partially offset by a $1.6 million increase in software license costs and an increase in employee-related variable incentive compensation.

Interest and Other Income, Net

	Six Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Interest and other income (expense), net	$7,564	2%	$2,632	1%	$4,932	187%

The 187%, or $4.9 million, increase in interest and other income (expense), net, for the six months ended September 30, 2026 compared to the same period last year was primarily due to a $2.2 million decrease in foreign exchange expense, a $1.7 million increase in interest income, and a $1.0 million increase due to the absence of a loss recorded in the prior year period on our equity investment in Napatech, which was sold in August 2025.

Income Tax Expense

	Six Months Ended
	September 30,
	(Dollars in Thousands)
	2026		2025		Change
		% of Revenue		% of Revenue	$	%
Income tax expense	$3,417	1%	$6,405	2%	$(2,988)	(47)%

Our effective tax rates were 5.7% and 22.4% for the six months ended September 30, 2026 and 2025, respectively. The effective tax rate for the six months ended September 30, 2026 differed from the effective tax rate for the six months ended September 30, 2025, primarily related to an increase in the forecasted benefit of the foreign derived intangible income deduction, a significant benefit related to stock compensation expense, partially offset by an increase in state tax expense.

Backlog

We produce our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. We configure our products to customer specifications and generally deliver products shortly after receipt of the purchase order. Service engagements are also included in certain orders. Customers generally may reschedule or cancel unfulfilled orders with little or no penalty. Our total backlog at any particular time is not necessarily indicative of future sales levels. Within total backlog, fulfillable backlog includes what we consider to represent orders that are generally available to be delivered to customers as of the end of the reporting period. Delivery of our fulfillable backlog typically occurs early in the subsequent quarter. However, delivery may be delayed or accelerated due to various other reasons, including but not limited to, changes in timing of customer projects and product delivery schedules, which may not be within our control. Our total combined product backlog at September 30, 2026 was $20.9 million compared to $50.8 million at March 31, 2026. Combined product backlog included fulfillable backlog of $15.4 million and $45.8 million at September 30, 2026 and March 31, 2026, respectively.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and investments consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Cash and cash equivalents	$438,356	$586,499
Short-term marketable securities	78,367	81,458
Long-term marketable securities	54,549	37,188
Cash, cash equivalents and marketable securities	$571,272	$705,145

Cash, cash equivalents, marketable securities and investments

Cash and short-term investments held outside of the United States were approximately $199.6 million.

Cash and cash equivalents were impacted by the following:

	Six Months Ended
	September 30,
	(in thousands)
	2026	2025
Net cash provided by operating activities	$35,629	$80,206
Net cash used in investing activities	$(78,157)	$(12,566)
Net cash used in financing activities	$(104,624)	$(46,760)

Net cash from operating activities

Net cash provided by operating activities of $35.6 million for the six months ended September 30, 2026, was primarily attributable to net income, as adjusted for share-based compensation expense, depreciation and amortization, deferred income taxes, operating lease right-of-use asset, accretion of discounts on marketable securities, and unrealized foreign exchange losses, partially offset by a $77.6 million net working capital outflow. The working capital outflow was primarily driven by a $43.2 million decrease in deferred revenue, a $20.2 million decrease in accrued compensation and other expenses, a $13.6 million increase in inventories and deferred costs, a $6.4 million decrease in accounts payable, a $9.5 million increase in prepaid expenses and other asset, a $5.4 million decrease in operating lease liabilities, offset by a $21.7 million decrease in accounts receivable and unbilled costs. Inventories and deferred costs increased primarily due to strategic purchases of components and raw materials intended to mitigate potential supply-chain constraints and cost increases and to support anticipated customer demand.

Net cash from investing activities

	Six Months Ended
	September 30,
	(in thousands)
	2026	2025
Cash used in investing activities included the following:
Purchase of marketable securities and investments	$(60,310)	$(50,589)
Proceeds from sales and maturity of marketable securities	46,250	30,362
Purchase of fixed assets	(4,133)	(4,111)
Proceeds from sale of equity investment	—	11,772
Acquisition of business	(55,000)	—
Capitalized software development costs	(4,964)	—
	$(78,157)	$(12,566)

Net cash used in investing activities increased by $65.6 million to $78.2 million during the six months ended September 30, 2026, compared with $12.6 million of net cash used in investing activities during the six months ended September 30, 2025. The increase in net cash used in investing activities was due to $55.0 million used in the DigiCert DDoS protection business acquisition, a $9.7 million increase in purchase of marketable securities and investments, and $5.0 million increase in capitalized software development costs. Partially offsetting the increase was a $15.9 million increase in proceeds from the maturity of marketable securities.

Net cash from financing activities

	Six Months Ended
	September 30,
	(in thousands)
	2026	2025
Net cash used in financing activities included the following:
Issuance of common stock under stock plans	$3	$2
Treasury stock repurchases	(76,974)	(31,565)
Tax withholding on restricted stock units	(27,653)	(15,197)
	$(104,624)	$(46,760)

Net cash used in financing activities increased by $57.9 million to $104.6 million during the six months ended September 30, 2026, compared with $46.8 million of cash used in financing activities during the six months ended September 30, 2025.

During the six months ended September 30, 2026, we repurchased a total of 2.0 million shares for $77.0 million in the open market under the 2022 Share Repurchase Program. During the six months ended September 30, 2025, we repurchased a total of approximately 1.5 million shares for $31.6 million in the open market under the 2022 Share Repurchase Program.

In connection with the delivery of our common stock upon vesting of restricted stock units, we withheld approximately 0.7 million shares and 0.7 million shares at a cost of $27.7 million and $15.2 million during the six months ended September 30, 2026 and 2025, respectively, in each case related to minimum statutory tax withholding requirements on these restricted stock units. These withholding transactions do not fall under the repurchase program described above, and therefore do not reduce the number of shares that are available for repurchase under that program.

Sources of Cash and Cash Requirements

Credit Facility

We have a five-year, $600 million senior secured revolving credit facility under our Third Amended and Restated Credit Agreement, which matures on October 4, 2029. The facility includes a $75 million letter-of-credit sub-facility and may be used for working capital and other general corporate purposes.

We had no outstanding borrowings under the facility at September 30, 2026 or March 31, 2026, and the full commitment was available. Borrowings under the facility bear interest at variable rates based on term SOFR or an alternate base rate, plus an applicable margin. We also pay commitment fees on the unused portion of the facility.

The credit agreement contains customary covenants, including a consolidated net leverage ratio requirement and certain limitations on additional indebtedness, liens, investments, dividends, and other matters. We were in compliance with all covenants as of September 30, 2026.

Cash Requirements

We are actively managing the business to generate cash flow and believe that we currently have adequate liquidity. We believe that these factors will allow us to meet our anticipated funding requirements for at least the next twelve months and the foreseeable future.

We have contractual obligations for operating leases, unconditional purchase obligations, pension benefit plans and certain other long-term liabilities. We expect net cash provided by operating activities combined with cash, cash equivalents, marketable securities and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund current obligations, capital spending, and working capital requirements over at least the next twelve months and the foreseeable future. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and our revolving credit facility. However, macroeconomic conditions, including high inflation and interest rates, and international trade relations (including trade protection measures, such as tariffs and other trade barriers), could increase our anticipated funding requirements or make it more difficult for us to access capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended September 30, 2026. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended March 31, 2026 for a discussion of our interest rate and foreign currency exchange risks.

Item 4. Controls and Procedures

At September 30, 2026, NetScout, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to NetScout, including its consolidated subsidiaries, required to be disclosed by NetScout in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases we made during the quarter ended September 30, 2026 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Program
7/1/2026-7/31/2026	—	—	—	20,521,049
8/1/2026-8/31/2026	1,177,879	38.80	1,177,879	19,343,170
9/1/2026-9/30/2026	822,121	37.74	822,121	18,521,049
Total	2,000,000	38.36	2,000,000	18,521,049

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Date Terminated
Sanjay Munshi, Former Chief Operating Officer	August 20, 2026	Rule 10b5-1 Trading Arrangement	Up to 7,863 shares to be sold	September 15, 2027	N/A
John Downing, Executive Vice President, Worldwide Sales Operations	September 10, 2026(3)	Rule 10b5-1 Trading Arrangement	Up to 40,000 shares to be sold	February 25, 2028	N/A

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
(3)
There are no overlapping transactions between Mr. Downing’s 10b5-1 trading arrangement adopted on September 10, 2026 and his arrangement adopted on November 11, 2025.

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

10.1

NetScout Systems, Inc. 2019 Equity Incentive Plan, as amended (filed as Exhibit 99.1 to NetScout's Registration Statement on Form S-8, SEC File No. 333-298889, filed on September 11, 2026 and incorporated herein by reference).

10.2

NetScout Systems, Inc. Amended and Restated 2011 Employee Stock Purchase Plan, as amended (filed as Exhibit 99.2 to NetScout's Registration Statement on Form S-8, SEC File No. 333-298889, filed on September 11, 2026 and incorporated herein by reference).

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

32.1	++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	+	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104		The cover page from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026 has been formatted in Inline XBRL and is contained in Exhibit 101.

+	Filed herewith.
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

NETSCOUT SYSTEMS, INC.

Date: November 5, 2026	/s/ Anil K. Singhal
Anil K. Singhal
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 5, 2026	/s/ Anthony Piazza
Anthony Piazza
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2026	/s/ Eric Watt
Eric Watt
Chief Accounting Officer
(Principal Accounting Officer)